Form 10-Q
period 1996-03-31
SWISSRAY INTERNATIONAL INC
filed 1996-05-24
CIK 1002137

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 1996
                               ------------------------------------------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              ----------------------  -------------------------

Commission File Number:         0-26972
                       --------------------------------------------------------

                          SWISSRAY International, Inc.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      New York                                                  16-0950197
- -------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                             Identification No.)

         c/o Gary B. Wolff, P.C., 747 Third Avenue, New York, NY 10017
- -------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

New York (212) 644-6446                        Switzerland 011 41 41 919 90 50
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


- -------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                     [x] Yes (1)  [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

The number of shares outstanding of each of the registrant's classes of common stock, as of May 13, 1996 is 13,135,066 shares, all of one class of $.01 par value common stock.

(1) The Company filed a Form 10-SB Registration Statement with the Securities & Exchange Commission ("SEC") on October 11, 1995 in order to register its securities under Section 12(g) of the Securities Exchange Act of 1934 ("Act") and became subject to Reporting Requirements of the Act 60 days thereafter.

                                TABLE OF CONTENTS


                                                                  Page No.
                                                                  --------
                                     PART I

Item 1.     Financial Statements                                    F1-F5

Item 2.     Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations and Plan of Operations                      3-7



                                     PART II

Item 1.     Legal Proceedings                                        8

Item 2.     Changes in Securities                                    8

Item 3.     Defaults Upon Senior Securities                          8

Item 4.     Submission of Matters to a
             Vote of Security Holders                                8

Item 5.     Other Information                                        8

Item 6.     Exhibits and Reports on Form 8-K                         8

Signatures                                                           9

May 10, 1996              SWISSRAY INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                        ASSETS

                                                                               March 31,             June 30,
                                                                                 1996                  1995
                                                                              -----------           -----------
                                                                              (Unaudited)
CURRENT ASSETS:
  Cash                                                                        $ 2,767,666           $ 2,676,826
  Accounts receivable, net of allowance for
    doubtful accounts of $223,256
    (March 1996) and $73,137 (June 1995)                                        4,187,126             2,840,212
  Receivables - other                                                              21,347                22,138
  Inventories                                                                   3,762,040             1,492,443
  Prepaid expenses and sundry receivables                                         311,745                99,017
                                                                              -----------           -----------
  TOTAL CURRENT ASSETS                                                         11,049,924             7,130,636
                                                                              -----------           -----------
PROPERTY AND EQUIPMENT, at cost, net of
  accumulated depreciation of $181,167
  (March 1996) and $92,512 (June 1995)                                            707,405               347,699
                                                                              -----------           -----------
OTHER ASSETS:
  Due from stockholders                                                           305,246               154,114
  Due from officers                                                                  -                    4,354
  Due from affiliates                                                             218,885               221,268
  Licensing agreement, net of accumulated
    amortization of $248,328 (March 1996)                                       4,718,247             4,966,575
  Patents and trademarks, net of accumulated
    amortization of $15,204 (March 1996)                                          218,969               202,710
                                                                              -----------           -----------
  TOTAL OTHER ASSETS                                                            5,461,347             5,549,021
                                                                              -----------           -----------

TOTAL ASSETS                                                                  $17,218,676           $13,027,356
                                                                              ===========           ===========

                                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt                                        $   690,254           $    87,070
  Notes payable, banks                                                          2,211,644             2,709,965
  Loan payable                                                                    235,378               157,375
  Accounts payable                                                              3,395,167             2,671,627
  Accrued expenses                                                                767,556               280,652
  Customer deposits                                                               180,459                38,799
                                                                              -----------           -----------
  TOTAL CURRENT LIABILITIES                                                     7,480,458             5,945,488
                                                                              -----------           -----------
LONG-TERM DEBT, less current maturities                                              -                  705,035
                                                                              -----------           -----------

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; authorized 15,000,000 shares, issued and outstanding 13,235,064 shares at March 31, 1996 and
    12,035,064 shares at June 30, 1995                                            132,351               120,351
  Additional paid-in capital                                                   18,018,997            12,719,998
  Accumulated deficit                                                          (7,646,744)           (6,027,336)
  Cumulative foreign currency translation adjustment                             (766,386)             (436,180)
                                                                              -----------           -----------
  TOTAL STOCKHOLDERS' EQUITY                                                    9,738,218             6,376,833
                                                                              -----------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $17,218,676           $13,027,356
                                                                              ===========           ===========


                        See note to financial statement.
                                       F1

                          SWISSRAY INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                     Nine Months Ended                           Three Months Ended
                                                          March 31,                                   March 31,
                                                 ------------------------                  -------------------------------
                                                    1996                 1995                 1996                 1995
                                                 -----------          ----------           -----------          ----------
NET SALES                                        $ 7,726,869          $6,167,804           $ 1,791,184          $  965,811

COST OF SALES                                      3,851,582           3,528,957               785,197             433,148
                                                 -----------          ----------           -----------          ----------

GROSS PROFIT                                       3,875,287           2,638,847             1,005,987             532,663
                                                 -----------          ----------           -----------          ----------

OPERATING EXPENSES:
  Salaries - officers                                291,214             203,439                79,106              75,813
  Salaries                                         1,780,064           1,362,906               647,341             467,226
  Selling                                            844,137             426,582               230,803             149,695
  Research and development                           819,761             116,542               299,912              54,337
  General and administrative                         903,101             118,424               376,056              42,994
  Other operating expenses                           530,212             631,095                95,880             230,349
  Bad debts                                          158,245             223,084                  -                   -
  Depreciation and amortization                      352,187              36,516               189,372              14,490
                                                 -----------          ----------           -----------          ----------

  TOTAL OPERATING EXPENSES                         5,678,921           3,118,588             1,918,470           1,034,904
                                                 -----------          ----------           -----------          ----------

LOSS BEFORE OTHER INCOME
  (EXPENSES) AND INCOME TAXES                     (1,803,634)           (479,741)             (912,483)           (502,241)

OTHER INCOME (EXPENSES)                              184,226            (112,946)               60,565             (35,394)
                                                 -----------          ----------           -----------          ----------

LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                             (1,619,408)           (592,687)             (851,918)           (537,635)

INCOME TAXES                                            -                 24,112                  -                   -
                                                 -----------          ----------           -----------          ----------

NET LOSS                                         $(1,619,408)         $ (616,799)          $  (851,918)         $ (537,635)
                                                 ===========          ==========           ===========          ==========

LOSS PER COMMON SHARE                            $      (.13)         $     (.08)          $      (.06)         $     (.07)
                                                 ===========          ==========           ===========          ==========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                       12,669,234           7,850,064            13,235,064           7,850,064
                                                 ===========          ==========           ===========          ==========


                        See note to financial statement.
                                       F2

                          SWISSRAY INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    NINE MONTHS ENDED MARCH 31, 1996 AND 1995








                                                                                                     Cumulative
                                                                                                      Foreign
                                                                          Additional                  Currency
                                                    Common Stock            Paid-in    Accumulated   Translation
                                                Shares         Amount       Capital      Deficit     Adjustment       Total

BALANCE - June 30, 1994 (unaudited)            7,850,064      $ 78,501    $ 1,911,848  $(2,542,027)  $ (69,749)    $  (621,427)

  For the nine months ended March 31, 1995:
    Foreign currency translation adjustment         -             -              -            -       (171,266)       (171,266)

    Net loss for the period                         -             -              -        (616,799)       -           (616,799)
                                              ----------      --------    -----------  -----------   ---------     -----------

BALANCE - March 31, 1995 (unaudited)           7,850,064      $ 78,501    $ 1,911,848  $(3,158,826)  $(241,015)    $(1,409,492)
                                              ==========      ========    ===========  ===========   =========     ===========


BALANCE - June 30, 1995                       12,035,064      $120,351    $12,719,998  $(6,027,336)  $(436,180)    $ 6,376,833

  For the nine months ended March 31, 1996:
    Issuance of common stock for cash          1,200,000        12,000      5,198,999         -           -          5,210,999

    Additional paid-in capital                      -             -           100,000         -           -            100,000

    Foreign currency translation adjustment         -             -              -            -       (330,206)       (330,206)

    Net loss for the period                         -             -              -      (1,619,408)       -         (1,619,408)
                                              -----------     --------    -----------  -----------   ---------     -----------


BALANCE - March 31, 1996 (unaudited)           13,235,064     $132,351    $18,018,997  $(7,646,744)  $(766,386)    $ 9,738,218
                                              ===========     ========    ===========  ===========   =========     ===========


                        See note to financial statement.
                                       F3

                          SWISSRAY INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED MARCH 31, 1995 AND 1994
                                   (UNAUDITED)



                                                                               1996                  1995
                                                                            -----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                  $(1,619,408)          $ (616,799)
  Adjustments to reconcile net loss
    to net cash from operating activities:
      Depreciation and amortization                                             352,187               36,516
      Foreign currency translation                                               14,678             (185,490)
      (Increase) decrease in operating assets:
        Accounts receivable                                                  (1,346,914)             351,715
        Receivables - other                                                         791              (37,550)
        Inventories                                                          (2,269,597)             625,813
        Prepaid expenses and sundry receivables                                (212,728)             (50,302)
      Increase (decrease) in operating liabilities:
        Accounts payable                                                        723,540             (146,598)
        Accrued expenses                                                        486,904                5,428
        Customer deposits                                                       141,660                6,651
                                                                            -----------           ----------
  NET CASH USED BY OPERATING ACTIVITIES                                      (3,728,887)             (10,616)
                                                                            -----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment                                        (448,361)            (104,032)
  Expenditures for patents and trademarks                                       (31,463)                -
  Repayments from (advances to) affiliates                                        2,383              (18,605)
                                                                            -----------           ----------
  NET CASH USED BY INVESTING ACTIVITIES                                        (477,441)            (122,637)
                                                                            -----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowing                                            500,549              200,000
  Principal payments of short-term debt                                      (1,007,572)             (10,429)
  Principal payments of long-term debt                                          (15,146)             (49,275)
  Issuance of stock for cash                                                  5,310,999                 -
  Advances to stockholder                                                      (151,132)             (83,968)
  Advances to officer                                                             4,354                 -
                                                                            -----------           ----------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                                   4,642,052               56,328
                                                                            -----------           ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                        (344,884)              14,224
                                                                            -----------           ----------
NET INCREASE (DECREASE) IN CASH                                                  90,840              (62,701)

CASH - beginning of period                                                    2,676,826              132,112
                                                                            -----------           ----------

CASH - end of period                                                        $ 2,767,666           $   69,411
                                                                            ===========           ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
  Cash paid during period for:
    Interest                                                                $   166,064           $  177,759
                                                                            ===========           ==========
    Income taxes                                                            $      -              $   24,112
                                                                            ===========           ==========


                        See note to financial statement.
                                       F4

                          SWISSRAY INTERNATIONAL, INC.
                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996









NOTE 1 - BASIS OF PRESENTATION

              The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10- Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1996. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10 for the six months ended June 30, 1995.


                                       F5

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS AND PLAN OF OPERATION

BACKGROUND

         The Company, operating through its subsidiaries (i.e., its wholly owned subsidiary, SR-Medical AG, and the latter's wholly owned subsidiaries, Teleray AG (a Swiss corporation) and SR-Medical GmbH (a German corporation), is engaged in the diagnostic X-ray medical equipment market, wherein it develops, assembles and sells worldwide, both directly and indirectly under its label SWISSRAY as well as to Original Equipment Manufacturers (OEM) partners, X-ray units and accessories. It has recently developed a new digital imaging processing system called "SwissVision" designed to enhance X-ray diagnosis with computer assistance specifically by integrating computer technology with radiology in order to support the radiologist in diagnostic functions utilizing a Digital, recently developed, Add-on Bucky which allows for direct digitalization of the radiology process (and eliminates the need for the use and subsequent storage and/or retrieval of X-ray film).

         On October 11, 1995 the Company filed a Form 10-SB Registration Statement with the Securities & Exchange Commission ("SEC") under the Securities Exchange Act of 1934 (the "Act") in order to register its securities under
Section 12(g) of the Act and the Company thereafter became subject to the reporting requirements of the Act. For further and more specific information regarding the Company and its then business operations and related matters, reference is made to such Registration Statement as filed with the SEC in Washington, D.C. under Commission File No. 0-26972.

COMPARATIVE INFORMATION

         This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of SWISSRAY International, Inc. during the one year period ended June 30, 1995, the subsequent nine month period ended March 31, 1996 and the comparative (a) nine month periods ended March 31, 1996 and March 31, 1995 and (b) three month periods ended March 31, 1996 and March 31, 1995. The Company changed its year end from calendar year ended December 31 to fiscal year ended June 30. This discussion should be read in conjunction with the consolidated financial statements and note thereto included in this report. Such consolidated financial statements for all periods presented include the accounts of the Company, SR Medical AG, Teleray AG and SR Medical GmbH.

         Net sales for the nine months ended March 31, 1996 were $7,726,869 as compared to net sales of $6,167,804 (i.e. an approximate 25% increase) for the nine month period ended March 31, 1995, while cost of sales increased from the comparative preceding nine month period ended March 31, 1995 from $3,528,957 to $3,851,582 resulting in a gross profit for the nine month period ended March 31, 1996 of $3,875,287 as compared to $2,638,847 for the comparative nine month period ended March 31, 1995. Operating expenses increased by $2,560,333 (from $3,118,588 to $5,678,921 during the comparative nine month periods) primarily as a result of increases during the nine month period ended March 31, 1996 in salaries - $504,933, selling expenses - $417,555, research and development - $703,219, general and administrative -$784,677 and depreciation and amortization - $315,671 while decrease in operating expenses resulted from a $64,839 decrease in bad debts and a $100,883 decrease in other operating expenses. Primarily as a result of the above (and after taking into account the increase in other income of $297,172), loss from continuing operations before income taxes increased from $(592,687) to $(1,619,408); an increase of $1,026,721; approximately 68% of which can be accounted for as a result of the aforesaid significant increase in expenditures relating to research and development. Other significant increases in general and administrative expenses as well as in salaries and selling expenses may similarly be attributed, in large part, to marketing efforts principally with respect to the Company's Add-on Bucky and related products and the Company's efforts regarding upgrading and installation of Company computers and equipment.

         Net sales for the three month period ended March 31, 1996 were $1,791,184 as compared to net sales of $965,811 for the comparative three month period ended March 31, 1995, while cost of sales increased from the comparative three month period ended March 31, 1995 from $433,148 to $785,197 resulting in a gross profit for the three month period ended March 31, 1996 of $1,005,987 as compared to $532,663 for the comparative three month period ended March 31, 1995. Operating expenses increased by $883,566 (from $1,034,904 to $1,918,470 during the comparative three month periods) primarily as a result of increases during the three month period ended March 31, 1996 in salaries - $183,408, selling expenses - $81,108, research and development - $245,575, general and administrative - $333,062 and depreciation and amortization - $174,882 while the only decrease in operating expenses resulted from a $134,469 decrease in bad debts. Primarily as a result of the above (and after taking into account the increase in other income of $95,959) loss from continuing operations before income taxes increased from $(537,635) to $(851,918); an increase of $314,283.

         Total assets of the Company at the nine month period ended March 31, 1996 and fiscal year ended June 30, 1995 were $17,218,676 and $13,027,356 respectively; an increase of $4,191,320. Total current assets increased by $3,919,288 as a result of increases in cash of $90,840, accounts receivable of $1,346,914, inventories of $2,269,597 and prepaid expenses and sundry receivables of $212,728 offset by a minor decrease in receivables to other of $791. In addition to the aforesaid increase in current assets of $3,919,288, property and equipment increased by $359,706 and due from stockholders increased by $151,132 while licensing agreement net of accumulated amortization decreased by $248,328 thereby primarily accounting for the principal difference between total assets for the comparative periods ended June 30, 1995 and March 31, 1996; i.e. the aforesaid increase of $4,191,320.

         Total current liabilities of the Company at the nine month period ended March 31, 1996 and fiscal year ended June 30, 1995 were $7,480,458 and $5,945,488 respectively. The increase of $1,534,970 in total current liabilities is primarily attributable to an increase in current maturities in long term debt
- - $603,184, loan payable - $78,003, accounts payable - $723,540, accrued expenses - $486,904 and customer deposits - $141,660 offset by a decrease in notes payable, banks of $498,321.

         Working capital at March 31, 1996 was $3,569,466 as compared to working capital of $1,185,148 at June 30, 1995; an increase of $2,384,318 (primarily for the reasons heretofore indicated directly above).

         Management believes that the principal reason for the significant increase in accounts receivable as of March 31, 1996 as compared to June 30, 1995 was due principally to the fact that a substantial portion of sales for the nine month period ended March 31, 1996 was shipped and invoiced in late 1995.

         The functional currencies of SR Medical AG and Teleray AG (Swiss corporations) are Swiss Francs while the functional currency of SR Medical GmbH (a German corporation) is German Marks. Gains and losses resulting from foreign currency transactions which are included in operations have been insignificant for all periods reported. However, the effects of exchange rate fluctuations on translating foreign currency assets and liabilities and results of operations from functional currency to Unites States dollars has been significant. The cumulative foreign currency translation adjustment (loss) to stockholders' equity has increased from $(436,180) at June 30, 1995 to $(766,386) at March 31, 1996. As at March 31, 1996 conversion rate of SFr. to U.S. dollars was on the basis of 1 SFR for US$0.8396.

         The Company does not anticipate any significant changes in the number of its employees. If and to the extent that further employees are required within specific areas same may be hired on a project by project basis. However, no formal plans with regard to hiring of any significant number of additional employees currently exists.

FINANCING

         Raising of capital required to finance the proposed growth out of cash flow over an approximate 5 year period has been recently accomplished (to a significant degree) through sale of Company securities in the manner heretofore indicated in Part II, Item 4 of the Company's Form 10-SB Registration Statement in that during the month of June, 1995, the Company issued 2,000,000 shares of common stock for an aggregate cash consideration of $4,000,000 and subsequently (during the six month period ended March 31, 1996) issued an additional 1,200,000 shares of its common stock for an aggregate cash consideration of $5,210,999.

         The Company continues to maintain lines of credit with various financial institutions and as at March 31, 1996 had an outstanding balance due of $2,211,644 as compared to $2,709,965 at June 30, 1995; a reduction in notes payable, banks of $498.321.

         From time to time certain Company stockholders, officers and/or affiliates have received sums of money from the Company as unsecured advances. The balance due to the Company, as at March 31, 1996 was $524,131.

         When considering the fact that working capital as of March 31, 1996 amounted to $3,569,466 management of the Company does not envision any immediately foreseeable material liquidity and/or capital resource problems. Management does not anticipate any significant long term liquidity needs and anticipates being able to finance long term operations through income derived from sale of its new (Add-on Bucky and related SwissVision) products as briefly summarized in the paragraph directly below wherein certain information regarding backlog and/or order confirmation and/or existing contractual agreements are referred to. However, if an unforeseen need arises, management contemplates being able to satisfy same through an as yet undetermined combination of debt or equity financing, bank loans and receivable financing.

BACKLOG AND PROJECTIONS

         Individual order confirmations and approval from the Swiss Federal Office for Foreign Economic Affairs both for the delivery of conventional Company x-ray equipment amounted to $9,957,390. In addition to the conventional equipment orders indicated herein, the Company's May 1995 Representative Agreement obligates the Representative to provide sales orders for 110 units of the digital Add-on Bucky devices for $23,089,000; a combined total of $33,046,390 (as at March 31, 1996). Management expects that all these orders will be fulfilled within a period of twelve to sixteen months.

         Based on backlog and the timing of fulfillment, management projects the Company's financial statement for the fiscal year ended June 30, 1996 will indicate a loss despite increased revenues estimated at $11,000,000 (an increase of approximately 35% from the previous year based entirely on sale of` conventional x-ray equipment) due principally to later than expected deliveries of Add-on Buckys, which will not be delivered in any significant numbers prior to the second half of 1996. The reason for such later than anticipated delivery has been attributed to the fact that certain components contracted to be produced by unaffiliated manufacturers were not delivered in as timely a manner as initially promised and contracted for. All conventional x-ray equipment has been delivered in accordance with Company expectations and certain additional anticipated large scale orders for conventional x-ray equipment have not, as yet, been finalized but remain under active negotiations.

         The first installation of the Company's Add-on Bucky was effectuated in April-May 1996 and is currently fully operational in the Radiology Department of a hospital located in Langenthal, Switzerland. As a result of such successful installation, management anticipates additional installations will be made in the near future at comparable facilities and other reference sites in different countries. Management expects to receive significant orders for Add-on Bucky and SwissVision in the coming month(s) and further expects to be able to commence significant deliveries in the last quarter of this year. It is expected that these anticipated deliveries will result in substantially increased revenues and a corresponding increase in profit margins.

         Management believes that at the present time there is no significant competition for the Company's Add-on Bucky within its designated market segment. At the recent Radiological Society of North American show, only one other firm was exhibiting a product for filmless digitalization of a x-ray image but did not expect to commence marketing prior to 1998/99, thereby leaving the Company with an approximate two year market lead advantage. Management expects that the technological developments incorporated in its Add-on Bucky will enable the Company to eventually become a leading supplier of both conventional and digital x-ray systems for hospitals, small and medium sized radiology centers and/or individual doctors.

         Management is currently evaluating certain potential strategic relationships within the U.S. with certain multinational companies who have expressed an interest in the Company's digital imaging systems. Successful culmination of ongoing negotiations would enable the Company to sell its products under its own brand name, through partnerships and/or joint ventures and/or through OEM Partners thereby potentially opening more markets to the Company than currently exist. At the same time, and throughout Europe and Asia, the Company intends to continue to develop its relationships within its own marketing network and with additional OEM Partners.

                                     PART II




Item 1.    Legal Proceedings -                               *

Item 2.    Changes in Securities -                         None

Item 3.    Defaults Upon Senior Securities -               None

Item 4.    Submission of Matters to a
            Vote of Security Holders -                     None

Item 5.    Other Information -                             None *

Item 6.    Exhibits and Reports on Form 8-K -              None



* Reference is herewith made to Form 10-SB Registration Statement and financial statements and exhibits included therein as initially filed with the Commission (October 11, 1995) and subsequently amended on two occasions; the full contents of which are herewith incorporated by reference in accordance with Rule 12b-23 of the General Rules and Regulations under the Securities Exchange Act of 1934; such incorporation by reference including, but not being limited to, response contained in Item 2 "Legal Proceedings" of such Form 10-SB Registration Statement.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       SWISSRAY International, Inc.



                                       By      /Josef Laupper/
                                         ---------------------------------------
                                         Josef Laupper, Secretary and
                                                     Director

Dated:  May 18, 1996

                         EXHIBIT INDEX


               Exhibit No.          Description
               ----------           -----------

                  27                Financial Data Schedule