Form 10KSB
period 1996-06-30
SWISSRAY INTERNATIONAL INC
filed 1996-10-17
CIK 1002137

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[x]   Annual report under Section 13 or 15(d) of the Securities Exchange Act of
      1934

      For the fiscal year ended    June 30, 1996

[ ] Transition report under Section 13 or 15(d)of the Securities Exchange Act of 1934

      For the transition period from____________to____________

                         Commission file number 0-26972

                          SWISSRAY International, Inc.
                 (Name of Small Business Issuer in Its Charter)

           New York                                              16-0950197
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

747 Third Avenue, New York, New York                                    10017
      (Address of Principal Executive Office)                         (Zip Code)

New York  -  212-644-6497                    Switzerland  -  011 41 41 919 90 50
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:       None

Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

      Check whether the issuer; (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes xx No
                                                                   ---   ---
      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      State issuer's revenues for its most recent fiscal year - $10,899,222

      The number of shares outstanding of each of the Registrant's classes of Common Stock, as of October 2, 1996 is 13,751,142 shares, all of one class of $.01 par value Common Stock. Of this number a total of 9,981,142 shares having an aggregate market value of $39,924,568, based on the closing price of the Registrant's common stock of $4.00 on October 2, 1996 as quoted on the NASDAQ SmallCap market, were held by non-affiliates * of the Registrant.

* Affiliates for the purpose of this item refers to the Registrant's officers and directors and/or any persons or firms (excluding those brokerage firms and/or clearing houses and/or depository companies holding Registrant's securities as record holders only for their respective clienteles' beneficial interest) owning 5% or more of the Registrant's Common Stock, both of record and beneficially - all as of October 2, 1996.

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

      Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.             Yes    No
                                                                ---    ---
                                 Not Applicable

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 13,751,142 shares as of October 2, 1996.

      Transitional Small Business Disclosure Format:         Yes    No
                                                                ---    ---
                       DOCUMENTS INCORPORATED BY REFERENCE

      If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.)into which the document is incorporated: (1) any annual report to security-holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act").

                                      None

                                TABLE OF CONTENTS
                                                                         Page
                                                                        Number
PART I

Item 1.     Description of Business                                        4

Item 2.     Description of Property                                       16

Item 3.     Legal Proceedings                                             16

Item 4.     Submission of Matters to a Vote of
             Security Holders                                             17

PART II

Item 5.     Market For Common Equity and Related
             Stockholder Matters                                          17

Item 6.     Management's Discussion and Analysis
             or Plan of Operation                                         18

Item 7.     Financial Statements                                          23
                                                                       F1 - F15


Item 8.     Changes in and Disagreements With
             Accountants on Accounting and
             Financial Disclosure                                         24

PART III

Item 9.     Directors, Executive Officers, Promoters
             and Control Persons; Compliance With
             Section 16(a) of the Exchange Act                            24

Item 10.    Executive Compensation                                        26

Item 11.    Security Ownership of Certain Beneficial
             Owners and Management                                        27

Item 12.    Certain Relationships and Related
             Transactions                                                 28

Item 13.    Exhibits, List and Reports on Form 8-K                        28

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS

Background Summary

      The Company was incorporated under the laws of the State of New York on January 2, 1968 under the name CGS Units Incorporated. On May 23, 1994, the Company acquired 100% of the outstanding securities of Direct Marketing Services, Inc., a company incorporated in the State of Delaware on June 3, 1993. On June 6, 1994, the Company merged with Direct Marketing Services, Inc. and the surviving entity changed its name to DMS Industries, Inc. In accordance with the terms and conditions of an Asset and Stock Purchase Agreement in May of 1995 the Company discontinued the operations then being conducted by DMS Industries, Inc. and shortly thereafter entered into an Acquisition Agreement with SR-Medical AG (a Swiss corporation) and others whereby it acquired all of the outstanding securities of SR-Medical AG. The current Company operations as described herein are being conducted principally through the Company's wholly owned subsidiary, SR-Medical AG, and the latter's wholly owned subsidiaries, Teleray AG (a Swiss corporation) and SR-Medical GmbH (a German corporation) as well as through the Company's newly formed (in December 1995) wholly owned subsidiary, SR Finance AG (a Swiss corporation). Unless otherwise specifically indicated all references hereinafter to the Company and/or Registrant refer to the Registrant and its subsidiaries. See also "Company Organizational Chart" appearing hereinafter. While the Registrant currently maintains an executive office in the United States at 747 Third Avenue, New York, New York 10017, its principal executive and operating offices, showroom and demonstration facilities are all located in Switzerland at Industriestrasse 6, 6285 Hitzkirch, Switzerland and its telephone number is (011) 41 41 919 90 50. See Item 2 "Description of Property".

      The Company, operating through its subsidiaries, is engaged in the diagnostic X-ray medical equipment market, wherein it develops, assembles and sells worldwide, both directly and indirectly under its label SWISSRAY as well as to Official Equipment Manufacturers (OEM) partners, X-ray units and accessories. It has recently developed a new digital imaging processing system called "SwissVision" designed to enhance X-ray diagnosis with computer assistance specifically by integrating computer technology with radiology in order to support the radiologist in diagnostic functions utilizing a Digital, recent developed, Add-on Bucky which allows for direct digitalization of the radiology process (and eliminates the need for the use and subsequent storage and/or retrieval of X-ray film).

The Company

      SR-Medical AG, a wholly owned subsidiary of the Company, (formed under the laws of Switzerland in 1988) develops, assembles and markets worldwide, directly and/or indirectly, under its SWISSRAY label as well as to OEM partners, diagnostic X-ray medical equipment, components, units and accessories. Its products are designed to encompass state of the art technology with competitive price - performance ratios for sale through its existing distribution network (and eventual proposed sale into expanded geographical markets).

       Telray AG, a wholly owned subsidiary of SR-Medical AG, (formed under the laws of Switzerland in 1984) was established so as to integrate computer technology with radiology and has recently developed new digital imaging systems ("SwissVision") designed to (a) enhance X-ray diagnosis with computer assistance, (b) support radiologists' diagnosis through certain graphical functions and (c) integrate related managerial tasks into a general office automation environment. Initial SwissVision installations were accomplished in late 1993 with the newly developed Digital Add-on Bucky allowing for direct digitalization (and elimination of X-ray film) being developed shortly thereafter.

      The Digital Add-on Bucky and SwissVision (or X-Vision in Germany) together constitute one direct digital radiology system and, accordingly, may be sold as one package at prices approximating $200,000 to $250,000 for the complete digital imaging system dependent upon peripherals ordered. SwissVision is also available as a software module called X-Vision that integrates direct digital radiology to MediStar, a German market leader for computer systems in medical practices. The Company is systematically acquiring interface specifications and device drivers from other input and output peripheral manufacturers in the field of direct digital radiology (e.g. laser scanners). By integrating this proprietary know how management intends to increase the number of possible applications of SwissVision although no assurance can be given that such intentions will bear fruition.

      The Company's OEM agreement (entered into in the fall of 1992) is with a major multinational X-ray equipment manufacturer (Phillips GmbH, Hamburg) and was initially intended for purposes of marketing a MRS (Multi-Radiography-System) unit, developed and produced exclusively for the OEM partner (who has since marketed MRS units worldwide with initial major shipments to the OEM partner having commenced in 1994).

      In July of 1996 the Company announced that it had signed a multimillion dollar contract with Phillips Medical Systems ("PMS") for the production and delivery of conventional X-ray equipment over a four and one-half year period commencing June of 1996. Under the terms of the original equipment manufacturing contract ("OEM"), the Company is obligated to design, manufacture and deliver its products to be marketed by PMS on a worldwide basis under its own name. Such X-ray equipment intended to meet both European Common Market and United States FDA standards. Sales support and maintenance are to be provided by PMS. Initial product shipments, valued in excess of $8,000,000, are expected to be delivered within the next twelve months. Management of the Company believes that it having been chosen as an important supplier to a multi-national concern for X-ray equipment is a significant accomplishment in the Company's overall progress and should have a positive effect upon its revenues and earnings for the next several years.

      Most recently, in September 1996, the Hamburg based radiography division of PMS expanded the agreement entered into in July 1996 (referred to above) so as to further develop conventional X-ray system components for certain fields of radiography, with the Company to handle all aspects relating to manufacturing and with PMS marketing the systems worldwide on an exclusive basis. Management of the Company expects that the aforesaid expansion of its existing agreement with PMS should result in a substantial increase in both Company exposure and sales.

      The MRS unit may be considered to be traditional X-ray equipment where impressions are made on film. Components to such MRS (basic) system include X-ray tables and standard X-ray generators with control panels as well as X-ray tubes and cables. The MRS is currently marketed as a Company corporate product (under the name of the Company's OEM partner or under the Company's name if delivered to someone other than its OEM partner) over a marketing network of in excess of approximately 80 affiliates worldwide. The MRS unit has received World Health Organization of the United Nations (WHO) approval (as hereinafter indicated) and is listed by the WHO as a reference product whose specifications must be met by other competing products.

      The following organizational chart is designed as an overview - summary of both the Company's structure and division of corporate responsibilities between certain designated business areas, to wit: Radiology and Digital Imaging Systems.

                          COMPANY ORGANIZATIONAL CHART

                          SWISSRAY International, Inc.
                                                              Registrant
                         (formally DMS Industries, Inc.)



            SR-Medical AG             Wholly Owned             SR Finance AG
                       [1]            Subsidiaries                          [3]
        (A Swiss Corporation)                              (A Swiss Corporation)



     Teleray AG              SR-Medical GmbH           Wholly Owned
                                [2]                    Subsidiaries of
(A Swiss Corporation)     (A German Corporation)       SR Medical AG


                   OPERATIONAL STRUCTURE OF THE SWISSRAY GROUP

                                 SWISSRAY GROUP


 [1]  X-ray Units and Components                Digital Imaging Systems  [2]


      - R&D; Technical Services                 - R&D; Technical Services
      - Operation                               - Software Development
      - Finance & Administration                - Marketing & Sales
      - Marketing & Sales

            - Affiliates
            - Dealer Markets
            - Export Markets
            - OEM Markets

[3] SR Finance AG, organized in December 1995, to act as a service oriented company exclusively servicing the other companies within the Company's consolidated group in the areas of consultation, bookkeeping, logistics and employment services.

Product Overview
      In general, an X-ray unit consists of three components:

        Component                     Function

            X-Ray Stand             Carries the X-ray tube on one
                                    side and the X-ray sensitive
                                    plate (or other reception
                                    devices) on the other side

            X-Ray Generator         Power supply for the tube and control
                                    circuitry with user interface


            X-Ray Table             Patient handling

      X-ray units have been used for over 100 years by doctors, radiologists, hospitals and radiology centers as one of the basic multipurpose diagnostic tools. Although the basic physical principles behind this examination instrument are still principally the same, several components of such a unit have changed in terms of power, quality, economy and control functions and may be considered to be "high-tech" products.

      The Company designs the components of its products in an effort to achieve a consistent product philosophy in terms of quality, modularity and flexibility towards special customer needs.

      The Company products belong technologically to the newest generation of X-ray units and are listed with relevant national and international health care institutions and comply with their respective specifications or standards. The MRS (heretofore referred to as having received WHO-approval) has comparative advantages primarily in ergonomic features relating to its stand and table designs (and related auxiliary equipment) as well as in user interface of the generator controls. It also features a high degree of compatibility to components which can be used on non-Company units as well. As heretofore indicated the MRS unit is considered to be the traditional basic X-ray unit utilizing film (and accordingly differs from the Company's more advanced digital imaging system referred to herein as Digital Add-on Bucky and SwissVision which doesn't utilize film but instead relies upon computer digitalization and imaging).

      Key proprietary know-how lies in the electronics of the computer-controlled man machine interface allowing X-ray assistants (or radiologists) to produce optimal exposures. Its database incorporates radiology know-how in the form of optimal exposition parameters and programs which result in preprogrammed quality (minimization of radiation dosage) and economy (elimination of faulty exposures). The software-driven logic circuitry in addition to controlling the power electronics during normal operation also informs service engineers of malfunctions and enables them to perform functional checks, readjustments and calibrations.

      The following chart is intended to present a summarized overview of the Company's most recent product developments (i.e., SwissVision and Digital Add-on Bucky) as well as its earlier basic standard products (i.e. MRS units and generators).

        Products              Short Description/Features

        MRS                         Multipurpose-Radiography System
                                    for growth markets in developing
                                    countries (OEM business) (1)

        Generators            High Frequency Technology;
                                    Battery powered generators for installation with several daily power cuts (intended for developing countries)

        SwissVision                 Digital imaging system compatible
                                    with modern X-ray units (2)

        Digital Add-on        Direct Digitalization of Exposure (2)
        Bucky


(1) Traditional basic X-ray equipment where pictures are made utilizing film. Components to an MRS or basic system include X-ray tables and stands, X-ray generators and control panels as well as X-ray tubes and cables.

(2) The digital imaging system consists of devices which optically receive the X-ray and transform it into a digital picture made visible on a high speed computer screen. The computer utilizes SwissVision software in order to enable it to display, store, compare and transmit (via modem) these X-ray pictures. The digital imaging system utilizes the basic components described in footnote 1 above in addition to the aforesaid Add-on Bucky, high speed computer and SwissVision software.

      The Company presently has no domestic (U.S.) sales and derives all of its revenues from its subsidiaries located in Switzerland and Germany. While the Company intends to undertake marketing efforts in the U.S. (either by introducing direct distribution and/or by joint venture with U.S. distributors, manufacturers and/or medical industry related organizations) there can be no assurance whatsoever that such plans will meet with any degree of success. The Company's proposed entry into the U.S. market is expected to meet intense competition since the Company's operations, while relatively well established overseas, would nevertheless be new to the U.S. and there are inherent difficulties whenever a company seeks to enter an established field or pre-existing market. Accordingly, the Company expects to encounter intense competition from any number of domestic (U.S.) firms which are substantially larger, have more substantive histories, experience and records of successful operations, greater financial, promotion, marketing (including distribution networks) and other resources, more employees and a more diverse and extensive line of products than the Company now has or may expect to have within the reasonably foreseeable future. In addition to the competitive factors indicated herein, the Company, operating through its Swiss and German subsidiaries, may be subject to certain negative economic factors which affect foreign company's seeking to enter U.S. markets. Such factors can include changes in exchange rates, political environment regarding importation of competitive products and corresponding import restrictions, tariffs or other U.S. government imposed protective measures for domestic companies. See also Item 1 "Competition" hereinafter.

Research and Development/Digitalization

      The Company has recently concentrated its research and development activities in the area of Digital X-ray Imaging Systems and in that regard has developed (a) SwissVision, a digital image processing system compatible with modern X-ray units and (b) Digital Add-on Bucky, an input device allowing for direct digitalization of X-ray images on the standard bucky table. These products are currently ready for delivery and are expected to be installed during the fourth quarter of 1996.

      Management believes that the principal advantages relating to the use of digital technologies within the field of radiology may be summarized as follows:

      - Reduction of the radiation dosage per X-ray shot

      - Availability of additional information per X-ray shot

      - Reduction of handling time and cost (including storage and transportation cost)

      - Support of the trend towards specialization in medicine

      Instead of exposing an X-ray sensitive film to radiation and then chemically developing and fixing the captured exposure as an X-ray photograph, X-ray sensitive plates are increasingly being used in order to receive and store the captured radiation, which is then scanned and converted into digital signals. The digital X-ray reception systems are more sensitive than X-ray films and as a consequence the exposure of the patient to the radiation can be reduced by up to 70%. By processing the digitized raw data on a computer, additional information can be produced that supports diagnosis to a large extent. Since the raw data stays available, different views or magnifications can be displayed on a screen at all times with varying degrees of intensity so as to highlight specific areas. Additionally, important savings may be realized in handling, transport and storage. The chemical processing of film is dramatically reduced or can be even totally substituted and the handling of chemicals and their recycling becomes obsolete. The digital processing of an X-ray shot is substantially faster than the conventional chemical procedures and cost and time savings are encountered through in-house administrative handling of the X-ray pictures. Another important feature of the digital radiology is the ability to transmit the once digitized information via a modem to a specialist for a second opinion or for in depth diagnosis. Accordingly, management believes that digitalization supports the increasing general trend towards specialization in medicine and intends to concentrate its efforts upon digitalization and software peripherals associated therewith.

      The following information summarizes certain features and related information regarding the Company's aforesaid most recent and advanced products, to wit: SwissVision and Digital Add-on Bucky.

      SwissVision

            SwissVision allows import of scanned and digitized X-ray signals on a standard PC workstation (DOS, Windows) via a standard interface and display of the X-ray picture on a screen for immediate examination. Special functions allow for computer assisted diagnosis. The standard office automation PC functions (data editing, administration and archiving as well as network and file transfer functions) are supported and/or enhanced. SwissVision enables not only extended diagnostic features but substantial time and cost savings in the X-ray process itself and in the context of office automation and telecommunication and is compatible with modern X-ray units and office systems utilizing standard interfaces.

            The initial installation of SwissVision was accomplished in 1993 and management believes (based upon user response) that such innovation has the potential for substantial success within this technological area although no assurance with respect thereto can be given especially in view of the limited track record within this new area). SwissVision has won the Innovation Award of the Swiss Chamber of Commerce (Central District).

      Digital Add-on Bucky

            With the Digital Add-on Bucky, in essence a compact X-ray registering device (similar to digital photography) direct digitalization is now feasible. The Digital Add-on Bucky may be considered a innovative advance in the field of radiology and its design allows it to be mounted on virtually every X-ray unit (instead of the conventional film bucky) so as to establish a state-of-the-art radiology center.

            The cost and time saving effects as a result of the combined use of Digital Add-on Bucky and SwissVision are believed to be substantially due to the facts that manual handling is put to a minimum and processing speed is at a maximum, with an enhanced X-ray picture being displayed on a PC screen approximately six seconds after the shot.

      As a result of research and development already conducted the Company's new products referred to herein, i.e. its Digital Add-on Bucky and SwissVision (including software) is now considered to be fully developed. Nevertheless, technology has in the past and continues to advance and in order to stay "current" any company engaged in technological areas must continue to engage in research and development activities. In that regard, the Company has expended approximately $1,700,000 during fiscal year ended June 30, 1996 on research and development, which sum represents approximately 16% of net sales volume and further accounts for approximately 20% of all operating expenses for fiscal year ended June 30, 1996.

      The Digital Add-on Bucky was presented to the public in November 1994 at MEDICA, Dusseldorf and in March 1995 at ECR's, Vienna; major trade shows for medical systems. Additionally, the Company's digitalized computer oriented products (i.e. its Add-on Bucky and SwissVision) were presented in Chicago, Illinois at the Radiological Society of North America

("RSNA") industry trade show in November 1995 and a further demonstration of all its products was made in New York City in December 1995. The Company plans to attend such additional industry trade shows as management deems advisable and in that respect expects to attend the RSNA show in Chicago, Illinois in November 1996 (partially due to the extremely satisfactory response received as a result of having demonstrated its products at RSNA in November 1995).

Plant, Equipment, Production and Operation

      The Company does not manufacture or produce any components for its X-ray units, but rather assembles purchased standard components and subassemblies which are all built to its specifications. The assembled units are then tested, calibrated, packed and shipped.

      The Company's property and equipment as a percentage of total assets is approximately 6%. With the exception of the MRS units every order runs through the operation as a separate entity. There is virtually no stock of finished products which remains on Company premises for any extended period of time since assembly of components into finished products is upon Company customers request and generally accomplished within a three month time frame. The Company stocks such components as it deems necessary (with no shortage being anticipated; see below) and its percentage of "finished products" at June 30, 1996 approximated 7% of inventory while raw materials, parts and supplies accounted for approximately 64% of inventory with the balance of inventory (approximately 29%) being work in process. MRS units are increasingly ordered in lots of up to 30 units which allows a more structured assembly approach. Average delivery time is approximately three - four months.

      A significant part of the Company's production capacity has been allocated in the past to product development and product output can be raised through reallocation of labor (from research and development to production) or if necessary through addition of skilled personnel (readily available). There are no substantial safety or environmental hazards involved with the assembling and testing of X-ray units other than normal production related risks and the Company has the necessary permits to run its operations in their present (or in the foreseeable future) form.

      Components, if not in stock, can be timely ordered upon Company receipt of customer's order. The most important purchased components are X-ray tubes, power supplies, transformers, electronic circuitry, tables and stands. In general, the Company has several suppliers from whom to purchase key components and has entered into certain exclusive supply agreements with certain suppliers located in Switzerland (as well as USA and certain European countries). There is no anticipated shortage in the supply of key components and/or delivery to Company in a timely manner and/or in meeting Company delivery schedules in order to meet Company requirements.

      As heretofore indicated the Company does not manufacture components but rather purchases same and thereafter utilizes its production capacity for assembly and testing purposes. Accordingly, when, as and if necessary additional technical service employees (on either a full time or per diem basis) may be employed by the Company and management does not expect to encounter any significant difficulties with respect to hiring such additional employees as are needed and has not, in the past, encountered any significant difficulties in this production employee area. Current capacity for production of MRS units is estimated between 450 to 600 units per year, while a similar production capacity exists for the Company's Add-on Bucky. Management of the Company does not envision any significant difficulties in increasing such production levels if and when orders therefore are received over periods of time.

Market Overview

      The Company is designed to serve, with its basic and general radiology units and systems, both the growth and the replacement X-ray markets with Teleray's digital imaging systems being designed for and targeted at the upgraded market through enlarging the scope of historical radiology by integrating digital technology through utilization of the Company's SwissVision and Digital Add-on Bucky products.

      Relevant replacement and upgrading markets for the Company are primarily within Switzerland and Germany, certain other industrialized countries and Eastern Europe. Within these territories the underlying need is to replace broken or inefficient components rather than investing in new units as well as to upgrade the functional scope of installed X-ray units in order to comply with increasing and/or changing or more stringent regulations with respect to radiation dosage and other safety and/or potential environmental hazards (as well as to increase efficiency through cost reduction and/or output increases).

      End user categories of Company X-ray units and components are primarily physicians and radiologists (approximately 3,500 within Switzerland), small and medium size hospitals and radiology centers (approximately 27 within Switzerland) as well as approximately 70 resale-dealers worldwide.

      The Company has a geographically large sales network with revenue from export activities (outside Switzerland) accounting for approximately 82% of Company revenues during fiscal year ended June 30, 1996. For the fiscal year ended June 30, 1996 sales to the Company's three largest customers accounting for approximately 41% of all revenues while sales to the Company's single largest customer during such period accounted for approximately 15% of all revenues. Management considers its relationship with its largest customer(s) to be satisfactory and the Company enjoys satisfactory working relationships with the balance of its clientele. The loss of one or more of the Company's current three largest customers or reduction of their purchasing from the Company (while not anticipated) would have an adverse effect upon Company sales and the corresponding financial condition of the Company until such time, if ever, as new significant customers and production orders are received (to replace those lost). Historically, no significant problems regarding retention of customers has existed despite the fact that the amount of purchasing between the Company's largest customers, has, in the past, varied. See also note 24 to the Company's consolidated financial statements as regards additional information with respect to both the Company's three largest customers and single largest customer for certain indicated periods of time prior to its most recent fiscal year ended June 30, 1996.

Pricing and Services

      The Company's present policy is to offer its products at rates comparable to, if not lower than, those offered by its competitors. The Company also offers custom orientation in all stages of a client relationship including demonstrations, pre-sales customer services and consulting as well as end user training, technical support and maintenance services inclusive of standard guaranty and warranty terms.

      Since Company products comply with all relevant standards and are listed with all important health care organizations and institutions (e.g., WHO approval for the MRS unit), the Company is able to bid on major national or international governmental or institutional tenders and is not restricted to tenders in developing countries only.

      As heretofore indicated, the principal differences between standard MRS units and the Company's Digital Add-on Bucky and SwissVision involve the fact that MRS units continue to utilize traditional X-ray methods utilizing film while the Add-on Bucky and SwissVision involve digitalization and computer technology and eliminate film usage. See also "Research and Development" regarding a more expanded discussion and differentiation between standard traditional X-ray units (MRS) and the Company's newly developed Add-on Bucky and SwissVision products. A complete digital imaging system costs in excess of $200,000 while purchase of remote control tables and generators costs approximately $60,000 and $35,000 respectively.

Competition

      The health care imaging market is highly competitive. The Company's principal competitors are multinational companies such as Siemens, General Electric, Toshiba, Fuji, Elscint and Picker due, in part, to the high awareness of such companys' brand name products. The Company seeks to compete with these multinational firms by marketing a number of its products through Phillips GmbH, Hamburg under the "Phillips" label.

      Multinationals tend to concentrate marketing efforts primarily on large companies who utilize high end systems and technologies as well as diagnosis equipment such as computer tomography or magnetic resonance imaging systems with costs in excess of $1,000,000 (and on occasion as high as $2,000,000) per system. In fact, the strategy of one of these multinationals has been to basically withdraw from developing and producing basic X-ray units for the "basic" markets and to enter into an OEM agreement with the Company with respect to its MRS unit which such multinational (Phillips GmbH, Hamburg) now sells worldwide under its own label.

      In addition to name recognition, competition is based on product features and cost. The Company's newer products (i.e. Add-on Bucky and SwissVision) compete by offering image digitalization, a feature normally available only on high end products, such as CAT Scanners, at a lower cost. The Company believes that its products present the imaging market with a unique balance of advanced features and low cost which will enable its products to compete.

      The Company's components are open systems, i.e. they can be used in connection with competitor systems thereby allowing the Company to gain market share within the replacement markets and to increasingly be accepted as a full range hospital supplier for general radiology systems.

      See also last full paragraph to Item 1, Description of Business - The Company regarding certain additional competitive factors.

Employees

      The Company employees approximately 59 persons and employs these persons on the basis of standard employment agreements within the following categorical functions:

                                              No. of Employees
                                              ----------------
      Operations:                                     18
      Technical Services:                             12
      Finance & Administration:                        6
      Sales:                                          10
      Marketing & Affiliates:                         13

      The Company attempts to remunerate its personnel in the usual labor market demands and currently does not have any vacancies in strategic and/or management positions.

      In addition to the personnel indicated above, management estimates that there are approximately 100 outside persons who work on Company products or provide Company services in connection with its outsourcing policy.

Recent Developments

      (a) In January 1996 the Company announced that it expected to install the first of three Digital Imaging Add-on Bucky Systems at the Lagental Hospital in Switzerland by the end of February 1996 having received purchase orders for three such systems.

      (b) In June of 1996 the Company announced that it had been awarded the coveted ISO 9001 certification in recognition of its technological and manufacturing performance. This certification, awarded by a private consortium, is considered to be a highly regarded award within the international business community.

      (c) In June of 1996 the Company received an $8,000,000 contract from the Swiss Federal State for delivery of conventional X-ray equipment to 21 hospitals located within Eastern Europe.

      (d) In July of 1996 the Company retained the services of Needham and Company, a full service banking company headquartered in New York City (with additional offices in Boston and San Francisco) as the Company's financial advisor, as same relates to future corporate strategies and potential relationships (via merger, acquisition and/or partnership) within the United States; the current primary objective being to assist the Company in selecting a domestic (U.S.) strategic partner to market its digital X-ray technology equipment within the U.S.

ITEM 2.     DESCRIPTION OF PROPERTY

      The Company's principal executive and operating offices, showroom and demonstration facilities are located at Industriestrasse 6, 6285 Hitzkirch, Switzerland and its telephone number is (011) 41 41 919 90 50. A new production site was recently established in Hochdorf, Switzerland. Both locations are within a couple of kilometers of each other.

      The rental agreement for the Hitzkirch office expires in 2002 and is indexed. The Hochdorf premise is going to be used mainly for final assembly and testing and its rental agreement expires in 1999 with an option for prolongation. No important capacity increase is deemed to be necessary for the immediate foreseeable future as management considers its facilities to be adequate for the Company's current and immediately foreseeable needs.

      The facilities lease agreements provide for a base monthly payment of $15,884 per month. Rent expense for the year ended 1996 was $242,658. See also note 25 to the Company's consolidated financial statements for information with respect to both rent expense payments for previous time periods as well as future minimum annual lease payments.

ITEM 3.     LEGAL PROCEEDINGS

      The Company is not presently a party to any material litigation nor, to the knowledge of management, is any material litigation threatened except as indicated directly hereinunder.

      On or about July 7, 1995, the Company commenced litigation against a former officer and director of a corporate predecessor alleging certain improprieties on the part of such officer and seeking monetary compensation as a result thereof. Such defendant responded (in September 1995) by filing certain affirmative defenses and counterclaims against the Company and others and subsequently brought (together with certain of his family members) an action against the Company in the same court which action raised issues and claims substantially similar to those raised in the aforesaid counterclaims. The two actions were assigned to the same judge and the Company moved successfully to dismiss both the counterclaims and the second action. Leave to replead both claims were granted and amended counterclaims and an amended complaint were served and filed and the Company again successfully moved to dismiss both pleadings. Following the most recent dismissal, counsel for the Company and the aforesaid former officer entered into settlement discussions which continue to date and to date no new pleadings have been served. Owing to the above set of facts regarding the current status of the litigation and further owing to the fact that discovery proceedings have not even been scheduled as yet, it is virtually impossible to determine, with any degree of certainty, the final outcome of this litigation although the Company fully expects to prevail on all material aspects of this law suit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company intends to hold its annual meeting of stockholders for its fiscal year ended June 30, 1996 prior to the close of the current calendar year but has not, as yet, formalized any specific plans as to any proposed date or site (within or without the U.S.) for such meeting.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      (a) Marketing Information. The Company's common stock is listed on the Nasdaq SmallCap Market and its securities are traded under the symbol SRMI. The following table sets forth, for the periods indicated, the range of high and low bid prices on the dates indicated for the Company's securities indicated below for each full quarterly period within the two most recent fiscal years (if applicable) and any subsequent interim period for which financial statements are included and/or required to be included.

Fiscal Year Ended June 30, 1995                 Quarterly Common Stock Price
            By Quarter (2)                               Ranges (1)
-------------------------------------           ----------------------------
Quarter        Date                                High             Low
-------        ----                                ----             ---
 1st       September 30, 1994                     $1.50           $1.00
 2nd       December 31, 1994                      $2.00           $1.0625
 3rd       March 31, 1995                         $1.00           $ .625
 4th       June 30, 1995                          $6.50           $1.00

Fiscal Year Ended June 30, 1996                 Quarterly Common Stock Price
            By Quarter                                    Ranges (1)
-------------------------------------           ----------------------------
Quarter        Date                                High             Low
-------        ----                                ----             ---
 1st       September 30, 1995 (3)                 $6.8125         $6.00
 2nd       December 31, 1995                      $7.875          $5.50
 3rd       March 31, 1996 (4)                     $7.25           $4.4375
 4th       June 30, 1996 (4)                      $6.50           $5.25

Fiscal Year Ended June 30, 1997                 Quarterly Common Stock Price
            By Quarter                                    Ranges (1)
-------------------------------------           ----------------------------
Quarter        Date                                High             Low
-------        ----                                ----             ---
 1st       September 30, 1996 (4)                 $5.0625         $3.6875

(1) The Company's common stock was assigned the symbol SRMI on the Electronic Bulletin Board maintained by Nasdaq on June 13, 1995 and subsequently began trading on the Nasdaq SmallCap market on March 20, 1996 with an opening bid of $4.75. The following statement specifically refers to Company common stock activity, if any, prior to March 20, 1996. The existence of limited or sporadic quotations should not of itself be deemed to constitute an "established public trading market". To the extent that limited trading in the Company's

      Common Stock has taken place, such transactions have been limited to the over-the-counter market except as otherwise indicated herein. Until March 20, 1996, all prices indicated herein are as reported to the Company by broker-dealer(s) making a market in its securities in the National Quotation Data Service ("pink sheets") and in the Electronic Over-the-Counter Bulletin Board. Through such date the aforesaid securities were not traded or quoted on any automated quotation system other than as indicated herein. The over-the-counter market quotes indicated above (as well as other quotes indicated above) reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

(2) For the fiscal year ended June 30, 1995 (i.e. the four specific quarters indicated above) reported trading volume exceeded 15,000 shares on only approximately 13 occasions and for a substantial number of the trading dates included during such fiscal year no trading volume whatsoever was reported.

(3) During quarter ended September 30, 1995 reported trading volume exceeded 15,000 shares on only approximately 1 occasion and for a majority of such trading dates included during such quarter no trading volume whatsoever was reported.

(4) As heretofore indicated in footnote 1 hereto, the Company's common stock commenced trading on the Nasdaq SmallCap market on March 20, 1996. From April 1, 1996 to September 30, 1996 daily average total volume as reported on the summary of activity provided by Nasdaq on a monthly basis was as follows: April 1996 - 79,479, May 1996 - 75,506, June 1996 - 54,993 and
      July 1996 - 56,663 while such volume decreased during the summer months of August 1996 and September 1996 to 21,820 and 25,881 respectively.

      (b) Holders. As of October 2, 1996 the approximate number of stockholders of the Company's Common Stock (as indicated on its transfer agent's October 2, 1996 certified list of stockholders) amounted to 770 persons and/or firms (inclusive of those brokerage firms and/or clearing houses and/or depository companies holding the Company's securities for their respective clientele - each such brokerage house, clearing house and/or depository firm being considered as one record holder). The exact number of beneficial owners of the Company's securities is not known but would necessarily exceed the number of record owners indicated above in that brokerage firms and/or clearing house and/or depository companies are normally record owners for presumably any number of unidentified beneficial owners.

      (c) Dividends. The payment by the Company of dividends, if any, in the future rests within the discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, its capital requirements and its financial condition, as well as other relevant factors. The Company has not paid or declared any dividends upon its Common Stock since its inception and, by reason of its present financial status and its contemplated financial requirements , does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Background

      The Company acquired it wholly owned subsidiary, SR-Medical AG, in June of 1995 in exchange for 7,000,000 shares of its common stock. The merger between the Company and SR- Medical AG is considered for accounting purposes to be a recapitalization of SR-Medical AG with SR-Medical AG as the acquirer. The consolidated financial statements for all periods presented take into account SWISSRAY International, Inc. - the Parent - (from June 6, 1995 through June 30, 1996), SR-Medical AG, Telray AG, SR Medical GmbH and SR Finance AG.

      This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company during the fiscal year ended June 30, 1996 and the 18 month period ended June 30, 1995 (with respect to the Company's consolidated balance sheets) and such comparative periods as are practicable based upon information appearing in the Company's consolidated statements of operations and related financial statements and/or notes thereto and should be read in conjunction with such consolidated financial statements and notes thereto included in its report.

      The Company changed its year end from calendar year ended December 31 to fiscal year ended June 30 and June 30, 1996 represents the first instance when such fiscal year has been utilized. Accordingly, the consolidated statements of operations do not contain comparative information for fiscal year ended June 30, 1996 with the 12 month period ended June 30, 1995.

       The Company, operating through its subsidiaries (i.e., its wholly owned subsidiary, SR-Medical AG, and the latter's wholly owned subsidiaries, Teleray AG (a Swiss corporation) and SR-Medical GmbH (a German corporation), (as well as through the Company's wholly owned subsidiary, SR Finance AG, a Swiss corporation) remains engaged in the diagnostic X-ray medical equipment market, wherein it develops, assembles and sells worldwide, both directly and indirectly under its label SWISSRAY as well as to Original Equipment Manufacturers (OEM) partners, X-ray units and accessories. Recently, substantial efforts have been concentrated upon its newly developed digital imaging processing system called "SwissVision" designed to enhance X-ray diagnosis with computer assistance by (integrating computer technology with radiology in order to support the radiologist in diagnostic functions) utilizing a Digital, recently developed, "Add-on" Bucky which allows for direct digitalization of the radiology process (and eliminates the need for the use and subsequent storage and/or retrieval of X-ray film). In that respect and as hereinafter indicated, the Company has expended during fiscal year ended June 30, 1996, in excess of $1,700,000 for research and development expenditures, which expenditures accounted for approximately 20% of all operating expenses during fiscal year ended June 30, 1996.

Consolidated Statements of Operations

      Net sales for the fiscal year ended June 30, 1996 were $10,899,222 while costs of sales amounted to $5,793,306 resulting in a gross profit of $5,105,916 (i.e. approximating 47% of net sales). Operating expenses totalled $8,591,679 with the two principal expenses of salaries (exclusive of officers and directors compensation) and research and development accounting for approximately 21% and 20% of such operating expenses. Accordingly, an aggregate of $3,561,037 (41%) of all operating expenses are attributed to these two principal operating expense items. Primarily as a result of the above (and after taking into account certain other income, losses from continuing operations and after giving effect to certain extraordinary items the Company incurred a net loss for fiscal year ended June 30, 1996 of $(1,891,612); an amount fairly comparable to the amount spent on the research and development operating expenses heretofore referred to. While there are no comparative results in the consolidated statements of operations for the 12 month period ended June 30, 1995 (due to change in Company year end) the aforesaid research and development expense of $1,731,502 is $1,394,743 more than the aggregate of $336,759 spent during the preceding 18 month period (i.e. January 1, 1994 to June 30, 1995) on research and development. The in excess of 400% increase in research and development expense during fiscal year ended June 30, 1996 as compared to the preceding 18 month period may be primarily attributable to the Company's on-going efforts to further develop and improve upon the qualities of its SwissVision and Add-on Bucky and related computer programs and peripherals.

Consolidated Balance Sheets

      Total Assets of the Company at periods ended June 30, 1996 and June 30, 1995 were $18,793,438 and $13,027,356 respectively; an increase of $5,766,082.
Total Current Assets increased by $4,440,278 (as a result of increases in (a) cash and cash equivalents of $575,859, (b) various accounts receivables of $504,862, (c) notes receivable of $962,500, (d) inventories of $1,420,393 and
(e) prepaid expenses of $976,664) while property and equipment increased by $790,583 and Other Assets increased by $535,221 (principally as a result of an increase in long-term accounts receivable of $1,038,693 which more than offset decreases of (a) $175,646 in due from stockholders, officers and affiliates and
(b) $372,493 in Licensing Agreement.

      Total Current Liabilities of the Company at periods ended June 30, 1996 and June 30, 1995 respectively were $8,138,182 and $5,945,488 respectively; an increase of $2,192,694 which increase is attributable to increases in (a) accounts payable of $1,514,465, (b) accrued expenses of $855,041, (c) current maturities of long-term debt of $424,031, (d) customer deposits of $38,874 and
(e) accounts payable - affiliates of $1,541 offset by decreases in notes payable-banks and loan payable - aggregating $641,258.

      At June 30, 1996 there were no long term liabilities as the long term liabilities of the preceding 12 months which then amounted to $705,035 were either repaid (as to $281,004) or are now listed under current liabilities (as to the balance of $511,101) as current maturities of long term debt.

      Working capital at June 30, 1996 was $3,432,732 as compared to working capital of $1,185,148 at June 30, 1995; an increase of $2,247,584 (primarily for the reasons indicated herein).

      The functional currencies of SR Medical AG, Teleray AG and SR Finance AG (Swiss corporations) are Swiss Francs while the functional currency of SR Medical GmbH (a German corporation) is German Marks. Gains and losses resulting from foreign currency transactions which are included in operations have been insignificant for all periods reported. However, the effects of exchange rate fluctuations on translating foreign currency assets and liabilities and results of operations from functional currency to Unites States dollars has been significant. The cumulative foreign currency translation adjustment (loss) to stockholders' equity has increased from $(436,180) at June 30, 1995 to $(836,047) at June 30, 1996.

Financing

      Raising of capital required to finance the proposed growth out of cash flow over an approximate 5 year period has been accomplished during fiscal year ended June 30, 1996 through (a) sale and issuance of 1,100,000 shares of Company common stock for an aggregate cash consideration of $5,200,000 and (b) receipt of $2,050,000 as a result of options exercised for the purchase of 1,050,000 shares of Company common stock.

      The Company maintains a line of credit with a leading Swiss financial institution for $798,100 in excess of cash balances on deposit, which cash balances amounted to $1,596,200 as of June 30, 1996.

      From time to time certain Company stockholders, officers and/or affiliates have received sums of money from the Company as unsecured advances. The balance due to the Company, as at June 30, 1996 was $204,090 as compared to $379,736 as of June 30, 1995.

      When considering the fact that working capital as of June 30, 1996 amounted to $3,432,732 management of the Company does not envision any immediately foreseeable material liquidity and/or capital resource problems. Management does not anticipate any significant long term liquidity needs and anticipates being able to finance long term operations through income derived from sale of its new (Add-on Bucky and related SwissVision) products. However, if an unforeseen need arises, management contemplates being able to satisfy same through an as yet undetermined combination of debt and/or equity financing and/or bank loans.

Recent Developments, Backlog and Projections

      An installation of the Company's Add-on Bucky was effectuated in April-May 1996 in the Radiology Department of a hospital located in Langenthal, Switzerland. As a result of such successful installation, management anticipates additional installations will be made in the near future at comparable facilities and other reference sites in different countries. Management expects to receive significant orders for Add-on Bucky and SwissVision in the coming month(s) and further expects to be able to commence significant deliveries in the last quarter of this year. It is expected that these anticipated deliveries will result in substantially increased revenues and a corresponding increase in profit margins.

      Management believes that at the present time there is no significant competition for the Company's Add-on Bucky within its designated market segment. At the recent Radiological Society of North American show, only one other firm was exhibiting a product for filmless digitalization of a x-ray image but did not expect to commence marketing prior to 1998/99, thereby leaving the Company with an approximate two year market lead advantage. Management expects that the technological developments incorporated in its Add-on Bucky will enable the Company to eventually become a leading supplier of both conventional and digital x-ray systems for hospitals, small and medium sized radiology centers and/or individual doctors and accordingly made a major expenditure of in excess of $1,700,000 (approximately 20% of all operating costs for fiscal year ended June 30, 1996) towards future research and development in this and related areas.

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

      The Company has recently (primarily during the fourth quarter of its fiscal year ended June 30, 1996) increased its staff in the areas of project management, research and development and in the assembly production center in order to comply with projected increased production output requirements. Correspondingly, its sales organization has been enlarged with additional offices and sales staff in place in Europe, with further expansion planned for the U.S. during fiscal year ended June 30, 1997.

      Sales continue to grow with orders from the Swiss Government for Eastern European countries and the continued existence and expansion upon the Phillips contract with revenues estimated at $40,000,000 over the next four years. Order backlog (by the end of June 1996) is in excess of $25,000,000 for conventional X-ray equipment and approximately $30,000,000 for the digital Add-on Bucky and related paraphernalia. Management anticipates the need for lead time of approximately 12 to 18 months in order to comply with and fulfill these orders. As a result of significant research and development expenditures, new products are being successfully developed for marketing. Once such product is the floating table with tomographic picture acquiring technique. Other products expected to be marketed are intended to incorporate innovative solutions in order to simplify and make conventional X-ray technology more efficient. These developments were made possible due to a strong research and development department and the expenditures incurred therein as well as in cooperation with OEM partners like Phillips.

       The Company has incurred delay in the production of the Add-on Bucky due to the need to optimize all components of this high technology picture acquiring device reflecting the limits of current feasible technological possibilities in the field of chips, camera and optics. A high resolution has now been reached of 2048 x 1750 pixels and is very well qualified to do high resolutions exams. Company products have received endorsements from hospitals, doctors and the press and the Add-on Bucky has received the European approvals indicating that it has met the technical requirements of the EEC countries. It is expected that the revenues from the Add-on Bucky will be generated initially in Europe and hopefully in the U.S. once FDA approval is received.

      Production of the Add-on Bucky has commenced and management expects to be in a position to deliver products within the next three months with the expectation that such delivery will result in significant revenues and the requirements of increased production in order to meet anticipated demand for such product(s).

ITEM 7.     FINANCIAL STATEMENTS

      The following financial statements have been prepared in accordance with the requirements of Regulation S-B and supplementary financial information included herein, if any, has been prepared in accordance with Item 302 of Regulation S-K, such information appears on pages F-1 through F-15 inclusive for fiscal years ended June 30, 1996 and 1995 of this Form 10- KSB, which pages follow this page.

                          SWISSRAY INTERNATIONAL, INC.
                             JUNE 30, 1996 AND 1995

                                    CONTENTS
                                                                        Page
                                                                        ----
Independent Auditor's Report                                             F-1
Consolidated Balance Sheets                                              F-2
Consolidated Statements of Operations                                    F-3
Consolidated Statements of Stockholders' Equity                          F-4
Consolidated Statements of Cash Flows                                    F-5
Notes to Consolidated Financial Statements                            F-6 - F-15

[BEDERSON & COMPANY LETTERHEAD]

                         INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
Swissray International, Inc.
New York, New York


We have audited the accompanying consolidated balance sheets of Swissray International, Inc., and its subsidiaries, as of June 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 1996 and December 31, 1994 and the six months ended June 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1996, 1995 and 1994 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Swissray International, Inc., and its subsidiaries, at June 30, 1996 and 1995 and the results of their operations and their cash flows for the years ended June 30, 1996 and December 31, 1994 and the six months ended June 30, 1995, in conformity with generally accepted accounting principles.


                                          BEDERSON & COMPANY LLP

                                          /s/ Bederson & Company LLP




West Orange, New Jersey
September 20, 1996







                                      F(1)

                          SWISSRAY INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1996 AND 1995

                                     ASSETS

                                                             1996           1995
                                                          -----------    -----------
CURRENT ASSETS:
  Cash and cash equivalents                               $ 3,252,685    $ 2,676,826
  Accounts receivable, net of allowance for doubtful
    accounts of $109,843 for 1996 and $73,137 for 1995      3,335,679      2,840,212
  Accounts receivable - affiliates                             31,533             --
  Accounts receivable - other                                      --         22,138
  Note receivable                                             962,500             --
  Inventories                                               2,912,836      1,492,443
  Prepaid expenses and sundry receivables                   1,075,681         99,017
                                                          -----------    -----------
  TOTAL CURRENT ASSETS                                     11,570,914      7,130,636
                                                          -----------    -----------
PROPERTY AND EQUIPMENT                                      1,138,282        347,699
                                                          -----------    -----------
OTHER ASSETS:
  Due from stockholders                                        17,414        154,114
  Due from officers                                                --          4,354
  Due from affiliates                                         186,676        221,268
  Accounts receivable - long-term, net of discount and
    allowance for doubtful account of $300,000              1,038,693             --
  Licensing agreement, net of accumulated amortization
    of $372,493 for June 1996                               4,594,082      4,966,575
  Patents and trademarks, net of accumulated
    amortization of $28,001 for June 1996                     220,018        202,710
  Organization cost, net of accumulated amortization
    of $978 for June 1996                                       7,407             --
  Security deposits                                            19,952             --
                                                          -----------    -----------
  TOTAL OTHER ASSETS                                        6,084,242      5,549,021
                                                          -----------    -----------

TOTAL ASSETS                                              $18,793,438    $13,027,356
                                                          ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt                  $    511,101     $     87,070
  Notes payable - banks                                    2,069,828        2,709,965
  Loan payable                                               156,254          157,375
  Accounts payable                                         4,186,092        2,671,627
  Accounts payable - affiliates                                1,541               --
  Accrued expenses                                         1,135,693          280,652
  Customer deposits                                           77,673           38,799
                                                        ------------     ------------
  TOTAL CURRENT LIABILITIES                                8,138,182        5,945,488
                                                        ------------     ------------
LONG-TERM DEBT, less current maturities                           --          705,035
                                                        ------------     ------------
STOCKHOLDERS' EQUITY:
  Common stock                                               141,851          120,351
  Additional paid-in capital                              19,268,400       12,719,998
  Accumulated deficit                                     (7,918,948)      (6,027,336)
  Cumulative foreign currency translation adjustment        (836,047)        (436,180)
                                                        ------------    -------------
TOTAL STOCKHOLDERS' EQUITY                                10,655,256        6,376,833
                                                        ------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 18,793,438     $ 13,027,356
                                                        ============    =============

              The accompanying notes are an integral part of these
                              financial statements.


                                      F(2)

                          SWISSRAY INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                              Six Months      Year Ended
                                             Year Ended         Ended        December 31,
                                           June 30, 1996    June 30, 1995        1994
                                            ------------     -----------     -----------
NET SALES                                   $ 10,899,222     $ 3,806,313     $ 8,617,604

COST OF SALES                                  5,793,306       2,484,253       5,362,698
                                            ------------     -----------     -----------
GROSS PROFIT                                   5,105,916       1,322,060       3,254,906
                                            ------------     -----------     -----------
OPERATING EXPENSES:
  Officers and directors compensation            612,776         155,214         275,512
  Salaries                                     1,829,535         734,389       1,127,474
  Selling                                      1,140,604         619,735         507,783
  Research and development                     1,731,502         233,084         103,675
  General and administrative                   1,161,291          55,684         149,061
  Other operating expenses                     1,098,346         453,934         748,157
  Bad debts                                      491,487          30,847         223,084
  Depreciation and amortization                  526,138          24,344          40,523
                                            ------------     -----------     -----------
  TOTAL OPERATING EXPENSES                     8,591,679       2,307,231       3,175,269
                                            ------------     -----------     -----------
INCOME (LOSS) BEFORE OTHER
  INCOME (EXPENSES) AND INCOME
  TAXES                                       (3,485,763)       (985,171)         79,637

OTHER INCOME (EXPENSES)                          810,003      (3,175,644)       (252,117)
                                            ------------     -----------     -----------
LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEMS                         (2,675,760)     (4,160,815)       (172,480)

INCOME TAX PROVISION (BENEFIT)                  (364,648)       (338,975)         24,112
                                            ------------     -----------     -----------
LOSS FROM CONTINUING OPERATIONS
  BEFORE EXTRAORDINARY ITEMS                  (2,311,112)     (3,821,840)       (196,592)

EXTRAORDINARY ITEMS, net of income tax
  of approximately $343,000 for 1996 and
  $340,000 for 1995                              419,500         415,695              --
                                            ------------     -----------     -----------
NET LOSS                                    $ (1,891,612)    $(3,406,145)    $  (196,592)
                                            ============     ===========     ===========
LOSS PER COMMON SHARE:
  Loss from continuing operations           $       (.18)    $      (.18)    $      (.03)
  Extraordinary item                                 .03             .05              --
                                            ------------     -----------     -----------
  NET LOSS                                  $       (.15)    $      (.13)    $      (.03)
                                            ============     ===========     ===========
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                          12,926,722       8,017,242       7,850,064
                                            ============     ===========     ===========

              The accompanying notes are an integral part of these
                              financial statements.


                                      F(3)

                          SWISSRAY INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                                     Cumulative
                                                                                                                      Foreign
                                                             Common Stock           Additional                        Currency
                                                        -----------------------       Paid-in        Accumulated     Translation
                                                          Shares        Amount        Capital          Deficit       Adjustment
                                                        ----------     --------     ------------     -----------     -----------
BALANCE - January 1, 1994                                7,850,064     $ 78,501     $  1,911,848     $(2,424,599)     $   4,893

  For year ended December 31, 1994:
    Foreign currency translation adjustment                     --           --               --              --       (172,550)

    Net loss for the year                                       --           --               --        (196,592)            --
                                                        ----------     --------     ------------     -----------      ---------
BALANCE - December 31, 1994                              7,850,064       78,501        1,911,848      (2,621,191)      (167,657)

  For the six months ended June 30, 1995:
    Issuance of common stock for services                1,525,000       15,250        3,034,750              --             --

    Issuance of common stock for licensing agreement       660,000        6,600        3,793,400              --             --

    Issuance of common stock for cash                    2,000,000       20,000        3,980,000              --             --

    Foreign currency translation adjustment                     --           --               --              --       (268,523)

    Net loss of the period                                      --           --               --      (3,406,145)            --
                                                        ----------     --------     ------------     -----------      ---------
BALANCE - June 30, 1995                                 12,035,064      120,351       12,719,998      (6,027,336)      (436,180)

  Issuance of common stock for cash                      1,100,000       11,000        5,189,000              --             --

  Stock options exercised for cash                       1,050,000       10,500        2,039,500              --             --

  Foreign currency translation adjustment                       --           --               --              --       (399,867)

  Public offering expenses                                      --           --         (680,098)             --             --

  Net loss for the year                                         --           --               --      (1,891,612)            --
                                                        ----------     --------     ------------     -----------      ---------
BALANCE - June 30, 1996                                 14,185,064     $141,851     $ 19,268,400     $(7,918,948)     $(836,047)
                                                        ==========     ========     ============     ===========      =========

                                                            Total
                                                        ------------
BALANCE - January 1, 1994                               $   (429,357)

  For year ended December 31, 1994:
    Foreign currency translation adjustment                 (172,550)

    Net loss for the year                                   (196,592)
                                                        ------------
BALANCE - December 31, 1994                                 (798,499)

  For the six months ended June 30, 1995:
    Issuance of common stock for services                  3,050,000

    Issuance of common stock for licensing agreement       3,800,000

    Issuance of common stock for cash                      4,000,000

    Foreign currency translation adjustment                 (268,523)

    Net loss of the period                                (3,406,145)
                                                        ------------
BALANCE - June 30, 1995                                    6,376,833

  Issuance of common stock for cash                        5,200,000

  Stock options exercised for cash                         2,050,000

  Foreign currency translation adjustment                   (399,867)

  Public offering expenses                                  (680,098)

  Net loss for the year                                   (1,891,612)
                                                        ------------
BALANCE - June 30, 1996                                 $ 10,655,256
                                                        ============

              The accompanying notes are an integral part of these
                              financial statements.


                                      F(4)

                                SWISSRAY INTERNATIONAL, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Six Months     Year Ended
                                                            Year Ended        Ended        December 31,
                                                          June 30, 1996   June 30, 1995        1994
                                                          -------------   -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $(1,891,612)    $(3,406,145)    $  (196,592)
  Adjustment to reconcile net loss to net
    cash from operating activities:
    Depreciation and amortization                              526,138          24,344          40,523
    Provision for bad debts                                    336,706          30,847         223,084
    Gain on extinguishment of debt                                  --        (755,695)             --
    Gain on sale of marketable securities                     (762,500)             --              --
    Foreign currency translation                               273,137        (129,282)       (193,378)
    Operating expenses through issuance of common stock             --       3,050,000              --
    (Increase) decrease in operating assets:
      Accounts receivable                                   (1,870,866)     (2,199,013)        205,631
      Accounts receivable - affiliates                         (31,533)             --              --
      Accounts receivable - other                               22,138         742,262        (628,316)
      Inventories                                           (1,420,393)        (38,806)       (206,536)
      Prepaid expenses and sundry receivables                 (976,664)        (40,533)         56,595
    Increase(decrease) in operating liabilities:
      Accounts payable                                       1,514,465       1,361,262          24,500
      Accounts payable - affiliates                              1,541              --              --
      Accrued expenses                                         855,041         156,681         (54,376)
      Customer deposits                                         38,874          38,799              --
                                                           -----------     -----------     -----------
  NET CASH USED BY OPERATING ACTIVITIES                     (3,385,528)     (1,165,279)       (728,865)
                                                           -----------     -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment                       (932,066)        (80,714)        (88,600)
  Licensing agreement                                               --        (885,571)             --
  Purchase of marketable securities                           (200,000)             --              --
  Patents and trademarks                                       (45,309)             --              --
  Organization cost                                             (8,385)             --              --
  Investments in affiliates                                         --              --          23,989
  Security deposits                                            (19,952)             --              --
  Repayments from affiliates                                    34,592           4,906          32,604
                                                           -----------     -----------     -----------
  NET CASH USED BY INVESTING ACTIVITIES                     (1,171,120)       (961,379)        (32,007)
                                                           -----------     -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowing                         2,069,828       2,730,898       2,728,093
  Proceeds from long-term borrowing                                 --          90,681          83,720
  Principal payment of short-term borrowings                (2,711,086)     (1,950,393)     (2,030,574)
  Principal payments of long-term borrowing                   (281,004)             --              --
  Issuance of common stock for cash                          7,250,000       4,000,000              --
  Repayment from (advances to) stockholder                     136,700         (16,522)        (83,720)
  Repayment from (advances to) officer                           4,354          (4,354)             --
  Public offering expenses                                    (680,098)             --              --
                                                           -----------     -----------     -----------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                  5,788,694       4,850,310         697,519
                                                           -----------     -----------     -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                       (656,187)       (139,241)         20,828
                                                           -----------     -----------     -----------
NET INCREASE (DECREASE) IN CASH                                575,859       2,584,411         (42,525)
CASH AND CASH EQUIVALENTS - beginning of period              2,676,826          92,415         134,940
                                                           -----------     -----------     -----------
CASH AND CASH EQUIVALENTS - end of period                  $ 3,252,685     $ 2,676,826     $    92,415
                                                           ===========     ===========     ===========

              The accompanying notes are an integral part of these
                              financial statements.


                                      F(5)

                          SWISSRAY INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 1996 AND 1995 AND DECEMBER 31, 1994



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        ORGANIZATION
        The Company was incorporated under the laws of the State of New York on January 2, 1968 under the name "C.G.S. Units, Inc." On May 23, 1994, the Company acquired 100% of the outstanding securities of Direct Marketing Services, Inc., a company incorporated in the State of Delaware on June 3, 1993. On June 6, 1994, the Company merged with Direct Marketing Services, Inc. and the surviving corporation changed its' name to DMS Industries, Inc. DMS Industries, Inc. was principally engaged in the promotion and sales of its proprietary brand of cigarettes on a commission basis. In May of 1995 the Company discontinued its' operations and changed its' name to Swissray International, Inc.

        PRINCIPLES OF CONSOLIDATION
        The accompanying consolidated financial statements include the accounts of Swissray International, Inc. (Parent), and its' wholly owned subsidiaries SR Medical AG and SR Finance AG (both Swiss corporations) and SR Medical AG's wholly owned subsidiaries Teleray AG (a Swiss Corporation) and SR Medical GmbH (a German corporation). All material intercompany transactions and balances have been eliminated in consolidation.

        BUSINESS COMBINATION AND RESTATEMENT
        On June 6, 1995, Swissray International, Inc. exchanged 7,000,000 shares of common stock for all of the outstanding shares of SR Medical AG. The merger between Swissray International Inc. and SR Medical AG is considered for accounting purposes to be a recapitalization of SR Medical AG with SR Medical AG as the acquirer. The consolidated financial statements for all periods presented include the accounts of Swissray International, Inc. (from June 6, 1995 thru June 30, 1996), SR Medical AG, Teleray AG, SR Medical GmbH and SR Finance AG. The stockholders' equity of SR Medical AG has been retroactively restated for the equivalent number of shares received in the merger.

        SR Medical AG (a Swiss corporation) was organized in 1988 and develops, assembles and markets diagnostic x-ray medical equipment.

        Teleray AG (a Swiss corporation) was organized in 1994 and is engaged in research and development activities related to diagnostic x-ray medical equipment and accessories.

        SR Medical GmbH (a German corporation) was organized in 1988 and is engaged in sales and marketing of diagnostic x-ray medical equipment and accessories.

        SR Finance AG (a Swiss corporation) was organized in December of 1995 as a service oriented company serving only the other companies within the consolidated group in the areas of consultation, bookkeeping, logistics, and employment services.

        BASIS OF ACCOUNTING
        The Company maintains its records on the accrual basis of accounting. Revenues are recognized when the products are delivered and expenses are recorded when incurred.

        CHANGES IN ACCOUNTING YEAR
        On July 7, 1995 the Board of Directors approved the changing of the Company's accounting year from December 31 to a June 30 fiscal year end.

        CERTAIN SIGNIFICANT RISK AND UNCERTAINTIES
        The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during this period. Actual results could differ from those estimates.

        CASH EQUIVALENTS
        The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.


                                      F(6)

                          SWISSRAY INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 1996 AND 1995 AND DECEMBER 31, 1994





NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        INVENTORIES
        Inventories are stated at lower of cost or market, with cost being determined on the first-in, first-out (FIFO) method. Inventory cost include material, labor, and manufacturing overhead.

        PROPERTY AND EQUIPMENT
        Property and equipment including significant betterments, are recorded at cost. Upon retirement or disposal of properties, the cost and accumulated depreciation are removed from the accounts, and any gain or loss is included in income. Maintenance and repair costs are charged to expense as incurred.

        DEPRECIATION
        Depreciation of property and equipment is provided for over the estimated useful lives of the respective assets. Depreciation is recorded on the straight-line method. The estimated useful lives of each asset category are as follows:

                                                         Years
                                                         -----
                Equipment                               5  - 10
                Office furniture and equipment          5  - 10
                Leasehold improvements                    10

        INTANGIBLE ASSETS
        Patents and trademarks are stated at cost less accumulated amortization computed on the straight-line method over its estimated economic life of 10 years. Amortization commenced on July 1, 1995, therefore, no amortization expense has been provided for the year ended December 31, 1994 and for the six months ended June 30, 1995. Amortization expense, for patents and trade marks, for the year ended June 30, 1996 was $28,001.

        Licensing agreement is stated at fair value (cost less imputed interest) net of accumulated amortization computed on the straight-line method over its estimated economic life of 10 years. Amortization commenced on October 1, 1995 upon the initial sale of the Company's products within the defined territories of the agreement. No amortization expense has been provided for the year ended December 31, 1994 and the six months ended June 30, 1995. Amortization expense, for licensing agreement, for the year ended June 30, 1996 was $372,493.

        All cost incurred by the Company in connection with incorporation of subsidiaries have been capitalized and are being amortized over a period of sixty (60) months. Amortization expense, for organization cost, for the year ended June 30, 1996 was $978 and for the six months ended June 30, 1995 and year ended December 31, 1994 were $-0-.

        RESEARCH AND DEVELOPMENT
        Cost associated with research, new product development, and product cost improvements are treated as expenses when incurred. Research and development costs expended for the year ended June 30, 1996, six months ended June 30, 1995, and year ended December 31, 1994 were $1,731,502, $233,084 and $103,675, respectively.

        EXPENSES RELATED TO SALES AND ISSUANCE OF SECURITIES
        All costs incurred in connection with the sale of the Company's common stock have been capitalized and charged to additional paid-in capital.

        NET LOSS PER COMMON SHARE
        Loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the periods.


                                      F(7)

                          SWISSRAY INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 1996 AND 1995 AND DECEMBER 31, 1994






NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        FOREIGN CURRENCY TRANSLATION
        Assets and liabilities of subsidiaries operating in foreign countries are translated into U.S. dollars using the exchange rate in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing throughout the year. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are included in stockholders' equity, while gains and losses resulting from foreign currency transactions are included in operations.

NOTE 2 -CONCENTRATION OF CREDIT RISK AND RISK ARISING FROM CASH DEPOSITS IN EXCESS OF INSURED LIMITS

        The Company sells its products to various customers primarily in Europe, Asia and Africa. The Company performs ongoing credit evaluations on its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

        The Company maintains its cash balances with major Swiss financial institutions. The cash balances at June 30, 1996 are not insured.

NOTE 3 -DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

        The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents, trade and other accounts receivable, notes receivable, accounts payable, accrued expenses, notes and loans payable, the carrying amounts approximate fair value due to their short term maturities. The amount shown for long-term receivables also approximate fair value.

        Investments in affiliated companies for which there is no quoted market price are accounted for by the equity method resulting in no carrying value which the Company considers a fair value.

NOTE 4 -ACCOUNTS RECEIVABLE - AFFILIATES

        The Company has sold merchandise to affiliated sales companies in the normal course of business. The amounts due to the Company at June 30, 1996 were $31,533.

NOTE 5 -ACCOUNTS RECEIVABLE - LONG-TERM

        The Company sold merchandise to a customer in 1995 and in 1996 negotiated payment terms over an extended period of time. The agreed upon terms require the customer to pay the Company approximately $5,000 to $30,000 per month. The balance at June 30, 1996 was $1,038,693 after applying a discount for imputed interest and a provision for doubtful collection.

NOTE 6 -NOTE RECEIVABLE

        On June 20, 1996 the Company sold marketable securities for a 5% promissory note in the amount of $962,500 due on October 20, 1996.


                                      F(8)

                          SWISSRAY INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 1996 AND 1995 AND DECEMBER 31, 1994



NOTE 7 -DUE FROM AFFILIATES

        The Company has made non-interest bearing advances to affiliated sales companies as follows:

                                                        June 30,
                                                  --------------------
                                                    1996        1995
                                                  --------    --------
                Swissray Medical GmbH, Willich    $186,676    $180,455
                Teleray S.R.O. Brno                     --      34,199
                                                  --------    --------
                                                  $186,676    $214,654
                                                  ========    ========

NOTE 8 -INVENTORIES

        Inventories are summarized by major classification as follows:


                                                             June 30,
                                                     ------------------------
                                                        1996          1995
                                                     ----------    ----------
                Raw materials, parts and supplies    $1,854,322    $  945,257
                Work-in process                         853,657       130,605
                Finished goods                          204,857       416,581
                                                     ----------    ----------
                                                     $2,912,836    $1,492,443
                                                     ==========    ==========

NOTE 9 -PROPERTY AND EQUIPMENT

                                                           June 30,
                                                   ----------------------
                                                      1996        1995
                                                   ----------    --------
                Equipment                          $1,031,849    $140,407
                Office furniture and equipment        121,404     145,840
                Leasehold improvements                219,024     153,964
                                                   ----------    --------
                                                    1,372,277     440,211
                Less:  Accumulated depreciation
                            and amortization          233,995      92,512
                                                   ----------    --------
                                                   $1,138,282    $347,699
                                                   ==========    ========

        Depreciation and amortization expense, for property and equipment, for the years ended June 30, 1996, six months ended June 30, 1995 and year ended December 31, 1994 were $103,176, $24,344 and $40,523, respectively.

NOTE 10-DUE FROM STOCKHOLDER

        The Company has made unsecured advances to its' President (a principal stockholder) requiring interest only payments at 6% per annum. The balance at June 30, 1996 and 1995 was $17,414 and $154,114, respectively. Interest charged the stockholder for the year ended June 30, 1996, for the six months ended June 30, 1995 and for the year ended December 31, 1994 were $12,530, $2,312 and $5,744, respectively.

NOTE 11-DUE FROM OFFICER

        In June of 1995, the Company made an unsecured advance to an officer in the amount of $4,354 requiring interest only payments at 6% per annum. The advance was repaid in 1996.


                                      F(9)

                          SWISSRAY INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 1996 AND 1995 AND DECEMBER 31, 1994



NOTE 12-INVESTMENTS

        The Company has made various investments which are recorded on the equity method. These entities have operated at a loss in excess of equity, therefore, the Company is carrying these investments as follows:

                                                     Ownership   Cost at     Carrying
                                                         %     June 30, 1996  Value
                                                     --------- ------------- --------
                Swissray SR Medical GmbH, Willich       34%       $16,892    $    --
                Swissray Medical, s.r.o., Bratislaua    34%         6,757         --
                Swissray Medical s.r.o., Brno           34%         6,757         --
                Teleray s.r.o., Willich                 49%        28,362         --
                Teleray s.r.o., Brno                    34%         6,757         --
                Digitec GmbH, Neuss                     20%        11,484         --
                                                                  -------    -------
                  Total                                           $77,009    $    --
                                                                  =======    =======

NOTE 13-LICENSING AGREEMENT

        The Company entered into a licensing agreement in June of 1995 with an unaffiliated individual. The agreement is for an exclusive field-of-use license within the United States and Canada to use the proprietary information, including the patent rights, for certain technology regarding the integration of computer technology with diagnostic x-ray and radiology medical equipment through digital imaging systems. The agreement required a fee of $5,000,000 consisting of $1,200,000 in cash and 660,000 shares of the Company's common stock. The cash payment requirement consisted of $900,000 upon the signing of the agreement and the $300,000 balance due on December 31, 1996. The fee has been discounted at 7.5% for imputed interest of $33,425 resulting in a net capitalized cost of $4,966,575. This agreement is for an indefinite term or until all of the proprietary information becomes public knowledge and the patent rights expire.

NOTE 14-NOTES PAYABLE - BANK

        The Company has negotiated a line-of-credit agreement with the Union Bank of Switzerland for $798,100, based on the exchange rate in effect on June 30, 1996, in excess of cash balances on deposit with the bank. The line-of-credit is secured by accounts receivable. Cash balances on deposit at June 30, 1996 with the bank were $1,596,200.

        Notes payable are summarized as follows:

                                                                         June 30,
                                                                 ------------------------
                                                                    1996          1995
                                                                 ----------    ----------
                Union Bank of Switzerland, due on demand,
                with interest at 8% per annum, collateralized
                by accounts receivable                           $2,069,828    $1,711,255

                Credit Suisse Bank, due on demand, with
                interest at 8% per annum, collaterized by
                accounts receivable                                      --       905,570

                Cantonal Bank of Lucerne, due on demand, with
                interest at 8% per annum, collateralized by
                accounts receivable                                      --        93,140
                                                                 ----------    ----------
                                                                 $2,069,828    $2,709,965
                                                                 ==========    ==========

NOTE 15-LOAN PAYABLE

        The Company has negotiated a 5% demand loan from a private foundation fund. The balance at June 30, 1996 and 1995 were $156,254 and $157,375, respectively.


                                      F(10)

                          SWISSRAY INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 1996 AND 1995 AND DECEMBER 31, 1994





NOTE 16-LONG-TERM DEBT

        Long-term debt consists of the following:

                                                                                          June 30,
                                                                                    --------------------
                                                                                      1996        1995
                                                                                    --------    --------
                Note payable - licensing agreement, due
                December 31, 1996, bearing interest at
                7-1/2% per annum. (See Note 13.)                                    $     --    $281,004

                Note payable - Carba, AG, due July 1, 1996,
                requiring interest only payments at 6% per annum
                with no current amortization required                                293,426     293,426

                Note payable - Carbamed-Ruegge Reduktion, due July 1, 1996, requiring interest only payments at 6% per annum with no current
                amortization required                                                130,605     130,605

                Note payable - Dr. Zeman-Wiegand Helga, due on
                demand, requires interest only payments at 7% per
                annum with no current amortization required                           87,070      87,070
                                                                                    --------    --------
                                                                                     511,101     792,105
                Less:  Current portion                                               511,101      87,070
                                                                                    --------    --------
                                                                                    $     --    $705,035
                                                                                    ========    ========

NOTE 17-COMMON STOCK

        On June 6, 1994, the Company amended its certificate of incorporation to change the number of authorized common shares from 50,000,000 to 15,000,000 of $.01 par value common stock.

        The Company's outstanding shares of common stock of $.01 par value at June 30, 1996 and 1995 were 14,185,064 and 12,035,064, respectively. The shares include the retroactive effect given to the June 6, 1995 merger between Swissray International, Inc. and SR Medical AG which was recorded as a recapitalization of SR Medical AG.

NOTE 18-ISSUANCE OF COMMON STOCK FOR CASH

        The Company issued 2,000,000 shares of common stock for $4,000,000 during the six month period ended June 30, 1995 and 2,150,000 shares for $7,250,000 (includes 1,050,000 shares for $2,050,000 issued under stock option plan) for the year ended June 30, 1996.

NOTE 19-PENSION PLAN

        The Company, mandated by government regulations, is required to contribute approximately five (5%) percent of eligible, as defined, employees' salaries into a government pension plan. The Company also contributes approximately five (5%) percent of eligible employee salaries into a private pension plan. Total contributions charged to operations for the year ended June 30, 1996, six months ended June 30, 1995, and year ended December 31, 1994 were $198,722, $96,718 and
        $194,837, respectively.


                                      F(11)

                          SWISSRAY INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 1996 AND 1995 AND DECEMBER 31, 1994


NOTE 20-OTHER INCOME (EXPENSES)

                                                                 Six Months     Year Ended
                                                  Year Ended        Ended       December 31,
                                                 June 30, 1996  June 30, 1995      1994
                                                 -------------  -------------   ------------
                Licensing income                   $ 482,138     $        --     $      --
                Interest income                      131,166              --            --
                Interest income - stockholder
                  and officer                         12,530           4,376         5,744
                Foreign currency income              377,587          16,158        10,948
                Miscellaneous income                     512           4,544           320
                Loss from investments                     --         (16,909)      (28,652)
                Consulting fees - related party           --      (3,050,000)           --
                Interest expense                    (193,930)       (121,987)     (237,013)
                Miscellaneous expenses                    --         (11,826)       (3,464)
                                                   ---------     -----------     ---------
                TOTAL OTHER INCOME (EXPENSES)      $ 810,003     $(3,175,644)    $(252,117)
                                                   =========     ===========     =========

NOTE 21-INCOME TAXES

        The Company adopted Statement of Financial Accounting Standard 109 ("SFAS"). SFAS 109 provides for an asset and liability approach to accounting for income taxes that require the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

        In estimating future consequences, SFAS 109 generally considers all expected future events other than proposed changes in the tax law or rates prior to enactment.

        The provisions for deferred taxes for the year ended June 30, 1996, six months ended June 30, 1995, and year ended December 31, 1994 were $1,028,075, $367,900 and $-0-, respectively, as a result of foreign net operating losses, and have been fully offset by a valuation allowance for each period. The valuation allowances have been established equal to the full amounts of the deferred tax assets, as the Company is not assured that it more likely than not that these benefits will be realized.

        A reconciliation between the statutory federal income tax rate (34%) and the effective income tax rates based on continuing operations is as follows:

                                                                            Six Months     Year Ended
                                                            Year Ended         Ended       December 31,
                                                           June 30, 1996   June 30, 1995      1994
                                                           -------------   -------------   ------------
                Statutory federal income tax (benefit)      $(1,067,008)    $(1,414,600)    $ (58,600)

                State income tax                                     --              --            --

                Foreign income tax (benefit) in
                excess of domestic rate                        (325,715)       (457,760)      (18,973)

                Benefit not recognized on operating loss             --       1,165,485       101,685

                Valuation allowance                           1,028,075         367,900            --
                                                            -----------     -----------     ---------
                                                            $  (364,648)    $  (338,975)    $  24,112
                                                            ===========     ===========     =========

        Foreign net operating loss carryforwards for the year ended June 30, 1996, six months ended June 30, 1995, and year ended December 31, 1994 were approximately $1,600,000, $3,400,000 and $-0-, respectively. Foreign net operating losses carryforward indefinitely.


                                      F(12)

                          SWISSRAY INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 1996 AND 1995 AND DECEMBER 31, 1994




NOTE 21-INCOME TAXES (CONTINUED)

        The income tax related to the extraordinary gain on extinguishment of debt was approximately $340,000 for the six months ended June 30, 1995.

        The income tax related to the extraordinary gain on sale of marketable securities was approximately $343,000 for the year ended June 30, 1996.

NOTE 22-EXTRAORDINARY GAINS

        During 1995, the Company extinguished, at a discount, a $1,659,497 note obligation. The transaction resulted in an extraordinary gain of $415,695 ($.05 per share), net of income taxes of approximately $340,000.

        In June of 1996, the Company sold marketable securities for $962,500, at a cost of $200,000, resulting in an extraordinary gain of $419,500 ($.03 per share), net of income taxes of approximately $343,000.

NOTE 23-SUPPLEMENTAL CASH FLOW INFORMATION

        Cash payments for the year ended June 30, 1996, six months ended June 30, 1995, and year ended December 31, 1994 include interest of $193,930, $121,987 and $237,013, respectively, and income taxes of $-0-, $1,025 and $24,112, respectively.

        Non-cash operating activities consisted of issuance of common stock for services for the six months ended June 30, 1995 in the amount of $3,050,000.

        Non-cash investing and finance activities for the six months ended June 30, 1995 consisted of the acquisition of a licensing agreement for $4,966,575 for $885,571 in cash, a note obligation for $281,004, and the issuance of common stock for $3,800,000. Total cash paid was $885,571. For year ended June 30, 1996 the Company received a note receivable for $962,500 from the sale of marketable securities. No cash was received.

NOTE 24-STOCK OPTIONS

        The Board of Directors has adopted a non-statutory stock option plan and reserved 3,000,000 shares for issuance to eligible full and part-time employees, officers, directors and consultants. Options are non-transferrable and are exercisable during a term of not more than ten
        (10) years from the grant date. The options are issuable in such amounts and at such prices as determined by the Board of Directors, except that each option price of each grant will not be less than twenty (20%) percent of the fair market value of such shares on the date the options are granted.

        The following table summarizes common stock options outstanding as of June 30, 1996.

                                    Price Per    Options      Options      Options
                Date Granted          Share      Granted     Exercised   Outstanding
                ------------        ---------   ---------    ---------   -----------
                September 20, 1995    $6.50       200,000           --      200,000
                June 8, 1996           5.00       100,000           --      100,000
                March 11, 1996         2.00     2,000,000    1,000,000    1,000,000
                May 16, 1996           4.75        35,000           --       35,000
                                                ---------    ---------    ---------
                                                2,335,000    1,000,000    1,335,000
                                                =========    =========    =========

        On July 22, 1996, the Company granted 200,000 shares of the Company's common stock under the 1996 non-statutory stock option plan with an exercise price of $.73 per share.


                                      F(13)

                          SWISSRAY INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 1996 AND 1995 AND DECEMBER 31, 1994




NOTE 25-SIGNIFICANT CUSTOMER AND GEOGRAPHIC AREAS

        The Company presently has no domestic operations and derives all of its' revenues from its subsidiaries located in Switzerland and Germany. Domestic (Switzerland and Germany) and export sales were as follows:

                                                       Six Months    Year Ended
                                        Year Ended       Ended      December 31,
                                       June 30, 1996  June 30, 1995     1994
                                       -------------  ------------- ------------
                Switzerland             $ 2,002,374    $1,980,606    $1,165,730
                Germany                   4,976,503     1,029,413     2,334,265
                Other export sales        3,920,345       796,294     5,117,609
                                        -----------    ----------    ----------
                                        $10,899,222    $3,806,313    $8,617,604
                                        ===========    ==========    ==========

        The following summarizes customers sales in excess of 10% or more of the total revenues:

                                                           Six Months      Year Ended
                                            Year Ended       Ended        December 31,
                                          June 30, 1996  June 30, 1995        1994
                                          -------------  -------------    ------------
                Three largest customers:
                  Sales                     $4,499,893     $1,938,937      $4,894,201
                  Percentage                        41%            51%             57%

                Single largest customer:
                  Sales                     $1,603,631     $1,431,705      $3,232,206
                  Percentage                        15%            38%             38%

The accounts receivable balance at June 30, 1996 from the three largest customers amounted to approximately $1,650,000 representing approximately 48% of total trade accounts receivable with the single largest customer balance of approximately $1,500,000 representing approximately 44% of total trade receivables. The accounts receivable balance at June 30, 1995 from the three largest customers amounted to approximately $1,200,000 representing approximately 44% of total trade accounts receivable with the single largest customer balance of approximately $900,000 representing approximately 34% of total trade accounts receivable.

        The following summarizes operating profit (losses) before provision for income tax by geographic areas:

                                                Six Months     Year Ended
                                Year Ended        Ended       December 31,
                              June 30, 1996   June 30, 1995      1994
                              -------------   -------------   ------------
                Switzerland    $(2,312,087)    $(4,095,783)    $(295,805)
                Germany            (63,673)        (65,032)      123,325
                               -----------     -----------     ---------
                               $(2,375,760)    $(4,160,815)    $(172,480)
                               ===========     ===========     =========

        The following summarizes identifiable assets by geographic area:

                                        June 30,
                               --------------------------
                                   1996          1995
                               -----------    -----------
                Switzerland    $18,369,530    $12,513,262
                Germany            664,076        514,094
                               -----------    -----------
                               $19,033,606    $13,027,356
                               ===========    ===========


                                      F(14)

                          SWISSRAY INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 1996 AND 1995 AND DECEMBER 31, 1994








NOTE 26-COMMITMENTS

        The Company leases various facilities and vehicles under operating lease agreements expiring through September 2002. The Company has excluded all vehicle leases in the schedule below because they are deemed to be immaterial. The facilities lease agreements provide for a base monthly payment of $15,884 per month. Rent expense for the year ended June 30, 1996, six months ended June 30, 1995, and year ended December 31, 1994 were $242,658, $148,818 and $185,459, respectively.

        Future minimum annual lease payments, based on the exchange rate in effect on June 30, 1996, under the facilities lease agreements are as follows:

                Year Ended
                  June 30,
                ----------
                   1997                    $190,611
                   1998                     190,611
                   1999                     178,759
                   2000                     143,204
                   2001                     129,065
                   Thereafter               143,658

NOTE 27-LITIGATION

        On or about July 7, 1995, the Company commenced litigation against a former officer and director of a corporate predecessor alleging certain improprieties on the part of such officer and seeking monetary compensation as a result thereof. Such defendant responded (in September
        1995) by filing certain affirmative defenses and counterclaims against the Company and others and subsequently brought (together with certain of his family members) an action against the Company in the same court which action raised issues and claims substantially similar to those raised in the aforesaid counterclaims. The two actions were assigned to the same judge and the Company moved successfully to dismiss both the counterclaims and the second action. Leave to replead both claims were granted and amended counterclaims and an amended complaint were served and filed and the Company again successfully moved to dismiss both pleadings. Following the most recent dismissal, counsel for the Company and the aforesaid former officer entered into settlement discussions which continue to date and to date no new pleadings have been served. Owing to the above set of facts regarding the current status of the litigation and further owing to the fact that discovery proceedings have not even been scheduled as yet, it is virtually impossible to determine, with any degree of certainty, the final outcome of this litigation although the Company fully expects to prevail on all material aspects of this law suit.

NOTE 28-RELATED PARTY TRANSACTIONS

        The Company entered into agreements with Berkshire Capital Management Ltd., (Berkshire), a stockholder, whereby Berkshire would render consulting and related services towards and in regards with the acquisition of SR Medical AG and subsidiaries. Berkshire received 1,525,000 shares of the Company's restricted common stock in full payment of service rendered in June of 1995 which were valued at $3,050,000 ($2 per share).


                                      F(15)

ITEM 8. CHANGES IN THE AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      No disagreements with accountants on accounting and financial disclosure matters existed during the Company's fiscal year ended June 30, 1996.


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      The Directors and Executive Officers of the Company, as of October 1, 1996, were as follows:

Name                          Position(s) Held                          Age
----                          ----------------                          ---
Ruedi G. Laupper              President and Director                     46

Josef Laupper                 Secretary and a                            51
                              Director

Ulrich Ernst                  Treasurer and Chairman                     49
                              of the Board of Directors

Dr. Erwin Zimmereli           Director                                   49

      Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and have qualified.

      RUEDI G. LAUPPER has been President and a director of the Company since May, 1995 and has been President and a director of both SR-Medical AG and Teleray AG since their respective incorporations in 1988 and 1984 respectively. Additionally, Ruedi G. Laupper has served as President of SR Finance AG, a wholly owned subsidiary of the Company, since its incorporation in December 1995. He has approximately 16 years of experience in the field of radiology and direct market knowledge as well as important business contacts throughout the industry and with key clientele.

      JOSEF LAUPPER is the brother of the Company's President and has been Secretary and a director of the Company since May, 1995 maintaining comparable positions with both SR- Medical AG and Teleray AG since their respective dates of incorporation. Josef Laupper also serves as Managing Director of SR Finance AG since its inception in December 1995. He is principally in charge of the Company's financial, logistical and administrative tasks. As a former entrepreneur in the medical supply business, Josef Laupper has in excess of 17 years of financial and marketing experience within the industry.

      ULRICH ERNST has been Chairman of the Board of Directors and Treasurer of the Company since May, 1995 and has had approximately 24 years of experience in international business development in various industries with background primarily in management consulting, financial advisory services and rendering advice to new growth business ventures. Mr. Ernst received his Diploma in Economic Studies in 1968 from the School of Economics and received his Masters of Business Administration degree in 1973 from the University of Zurich.

      DR. ERWIN ZIMMERLI has been a director of the Company since May, 1995. Since receiving his Graduate in law and economics degree from the University of St. Gall, Switzerland (PhD) in 1979, Dr. Zimmerli has served as (a) head of the White Collar Crime Department of the Zurich State Police (1980-86), (b) an expert of a Parliamentary Commission for penal law and Lecturer at the Universities of St. Gall and Zurich (1980-87), (c) Vice President of a leading auditing firm (1987-1990) and (d) Executive Vice President of a multinational aviation company (1990-92). Since 1992 he has been actively engaged in various independent consulting capacities primarily within the legal community.

Additional Key Personnel

      UELI LAUPPER, 26 years of age, is the son of the Company's President with overall Company responsibilities in the area of Marketing and Sales with approximately two years of experience within the international X-ray market.

      DR. MARKUS MEIER, 43 years of age, has been manager of the Company's Research and Development division since October 1996. Dr. Meier has a degree in physics, had been Project Manager at Asea Brown Boveri ("ABB") and Professor at Technical University in Switzerland with extensive experience in the field of Optics and Bulk Optics.

      GERARDUS PETERS, 52 years of age, jointed SR-Medical AG in 1994 after leaving Landis & Gyr. He has been a production professional for over 25 years and his primary responsibilities lie in the area of establishing a quality assurance system for the Company.

      ALOIS SUPPIGER, 39 years of age, has been employed for over 10 years by the Company's subsidiary, being in charge of technical support within the Company's subsidiaries distribution and sales network and also coordinates product development with outsourcing partners.

ITEM 10.    EXECUTIVE COMPENSATION

      Remuneration paid (and/or accrued, if applicable and so specifically indicated) to current officers and/or directors of the Company during fiscal year ended June 30, 1996 is indicated in the chart appearing directly hereinafter.

                                                            Securities
                                        Salaries, Fees,     or Property,             Aggregate of
                   Capacities           Directors' Fees,    Insurance Benefits       Contingent
Name of            In Which             Commissions         or Reimbursement,        Forms of
Individual         Served               and Bonuses         Personal Benefits (3)    Remuneration
----------         ----------           ----------------    ---------------------    ------------
Ruedi Laupper      President and a      $176,085(1)             -0-                   -0-
                   Director

Josef Laupper      Secretary and a      $118,229                -0-                   -0-
                   Director

Ulrich Ernst       Treasurer and        $113,197                -0-                   -0-
                   Chairman of the
                   Board Directors

Erwin Zimmereli    Director             $  8,385                -0-                   -0-

Peter Wagli        Former Officer of    $123,763                -0-                   -0-
                   Telray AG (1)

Ueli Laupper       (2)                  $ 73,117                -0-                   -0-

(1) Mr. Wagli was neither an officer or director of the Company but was an officer of Telray AG, a wholly owned subsidiary of SR-Medical AG, with the latter being a wholly owned subsidiary of the Company. He no longer serves in such capacity.

(2) Mr. Ueli Laupper is a key employee of the Company. See Additional Key Personnel. His primarily activities relate to services rendered directly to SR Medical AG, a wholly owned subsidiary of the Company.

(3) See also note 18 to consolidated financial statements with respect to Swiss Mandated Pension Plan whereby the Company is required to contribute approximately 5% of eligible employees salaries into a government pension plan and the fact that the Company additionally contributes approximately 5% of eligible employees salaries into a private pension plan with total contributions charged to operations. Total contributions for fiscal year ended June 30, 1996 amounted to $198,722.

      There are no current written employment agreements between the Company and any of its officers and directors.

      No compensation of any nature was paid to any director for services rendered to the Company in such capacity excepting as indicated herein or for repayment made, if any, for accountable expenses incurred on the Company's behalf.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      (a) Security Ownership of Certain Beneficial Owners - The following persons and/or firms are known to the Company to be the beneficial owners of more than 5% of the 13,751,142 shares of the Company's outstanding $.01 par value Common Stock as of October 2, 1996. To the best of the Company's knowledge each individual and/or firm has beneficial ownership of the shares and each individual and/or firm has sole voting power and sole investment power with respect to the number of shares beneficially owned.

Name and Address of          Amount and Nature of          Percent
 Beneficial Owner            Beneficial Ownership          of Class
-------------------          --------------------          --------
Tomlinson Holding Inc.(1)         3,200,000                 23.27%
Postfach 925
6301 Zug
Switzerland

(1) These shares are indicated in Item (b) hereof as being beneficially owned by the Company's President, Ruedi G. Laupper.

      (b) Security Ownership of Management - The number and percentage of shares of $.01 par value Common Stock of the Company owned of record and beneficially, by each current officer and director of the Company and by all current officers and directors of the Company as a group, is as follows - as of October 2, 1996. To the best of the Company's knowledge each individual has beneficial ownership of the shares and each individual has sole voting power and sole investment power with respect to the number of shares beneficially owned.

Name and Address of                 Amount and Nature of            Percent
 Beneficial Owner                   Beneficial Ownership            of Class
-------------------                 --------------------            --------
Ruedi G. Laupper                        3,200,000(1)                  23.27%
c/o SWISSRAY International, Inc.
Industriestrasse 6
CH 6285 Hitzkirch
Switzerland

Josef Laupper                             500,000(1)                   3.64%
c/o SWISSRAY International, Inc.
Industriestrasse 6
CH 6285 Hitzkirch
Switzerland

(1) The number of shares indicated alongside these individuals names include all shares owned by corporations over which they exercise control by virtue of stock ownership and/or positions held therein .

Name and Address of                 Amount and Nature of            Percent
 Beneficial Owner                   Beneficial Ownership            of Class
-------------------                 --------------------            --------
Ulrich Ernst                               70,000(1)                    .51%
c/o SWISSRAY International, Inc.
Industriestrasse 6
CH 6285 Hitzkirch
Switzerland

Dr. Erwin Zimmereli                            -0-                      -0-
c/o SWISSRAY International, Inc.
Industriestrasse 6
CH 6285 Hitzkirch
Switzerland

(1) The number of shares indicated alongside these individuals names include all shares owned by corporations over which they exercise control by virtue of stock ownership and/or positions held therein .

      The Company does not know of any arrangement or pledge of its securities by persons now considered in control of the Company that might result in a change of control.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      For the fiscal year ended June 30, 1996 there have not been any material transactions between the Company and any director, executive officer, security holder or any member of the immediate family of any of the aforementioned which exceeded $60,000 other than as may be indicated in this Form 10-KSB and the audited consolidated financial statements and notes thereto which are a part hereof.

ITEM 13.    EXHIBITS, LIST AND REPORTS ON FORM 8-K

      Reference is herewith made to pages F-1 through F-15 inclusive of this 10-KSB with respect to the financial statements and notes thereto included therein.

      No exhibits are being filed with this Form 10-KSB.

      During the last quarter of the Company's fiscal year ended June 30, 1996 no Form 8-K was filed. However, during the first quarter of fiscal year ended June 30, 1997 the Company filed a Form 8-K with the Securities and Exchange Commission on July 3, 1996 with date of report of July 1, 1996, which Form 8-K indicated (at Item 5 - Other Events thereto) that the Company had issued a press release dated July 1, 1996 (which press release was annexed as an exhibit to such Form 8-K).

                                   SIGNATURES




      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SWISSRAY International, Inc.



                                          By   /Ruedi Laupper/
                                            ----------------------------
                                              Ruedi Laupper, President
Date:  October 10, 1996



      In accordance with the Exchange act, This report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



  /Ruedi Laupper/               President and               Dated: Oct. 10, 1996
----------------------------    a Director
Ruedi Laupper



  /Josef Laupper/               Secretary-Treasurer         Dated: Oct. 10, 1996
----------------------------    and a Director
Josef Laupper



 /Ulrich Ernst/                 Chairman of the             Dated: Oct. 10, 1996
----------------------------    Board of Directors
Ulrich Ernst



----------------------------    Director                    Dated: Oct.   , 1996
Dr. Erwin Zimmereli

SUPPLEMENTAL INFORMATION

      Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

      The Company's fiscal year ended June 30, 1996. While the Company does currently intend to hold an annual meeting of stockholders for its fiscal year ended June 30, 1996 prior to the close of the current calendar year but has not, as yet, formalized any specific plans as to any proposed date or site (within or without the U.S.) for such meeting.

      Four copies of all material to be mailed to stockholders with respect to such Annual Meeting of Stockholders (when scheduled to be held) will be furnished to the Securities and Exchange Commission but such documents, when furnished, will not be deemed to be "filed" with the Securities and Exchange Commission or otherwise subject to liabilities of Section 18 of the Act (except to the extent that the Registrant specifically incorporates such material by reference in any subsequent Form 10-KSB); it is expected that such documents will consist of a Form of Proxy, Notice of Annual Meeting with Information Statement as well as such schedules and/or exhibits as may be annexed thereto.

                                EXHIBIT INDEX


EXHIBIT NO.                             DESCRIPTION

    27                              FINANCIAL DATA SCHEDULE