Form 10-Q
period 1996-09-30
SWISSRAY INTERNATIONAL INC
filed 1996-12-04
CIK 1002137

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[XX]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                          September 30, 1996
                               -------------------------------------------
                                                        OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission File Number:  0-26972

                          SWISSRAY International, Inc.
             (Exact name of registrant as specified in its charter)

      New York                                                  16-0950197
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

c/o Gary B. Wolff, P.C., 747 Third Avenue, New York, NY            10017
(Address of principal executive offices)                         (Zip Code)

New York (212) 644-6446                          Switzerland 011 41 41 919 90 50
              (Registrant's telephone number, including area code)


              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  [x] Yes      [  ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

The number of shares outstanding of each of the registrant's classes of common stock, as of November 27, 1996 is 14,518,327 shares, all of one class of $.01 par value common stock.

                                TABLE OF CONTENTS




                                                                        Page No.
                                                                        --------
                                                      PART I

Item 1.           Financial Statements                                     F1-F5

Item 2.           Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations and Plan of Operations                        3-6



                                                      PART II

Item 1.           Legal Proceedings                                          7

Item 2.           Changes in Securities                                      7

Item 3.           Defaults Upon Senior Securities                            7

Item 4.           Submission of Matters to a
                   Vote of Security Holders                                  7

Item 5.           Other Information                                                                          7

Item 6.           Exhibits and Reports on Form 8-K                           7

Signatures                                                                   8

                          SWISSRAY INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                                                           September 30,         June 30,
                                                                              1996                 1996
                                                                              ----                 ----
                                                                           (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                $  1,729,173        $  3,252,685
  Accounts receivable, net of allowance for doubtful accounts of
    $99,875 (September 1996) and $109,843 (June 1996)                         2,088,607           3,335,679
  Accounts receivable - affiliates                                               31,533              31,533
  Note receivable                                                               962,500             962,500
  Inventories                                                                 3,756,308           2,912,836
  Prepaid expenses and sundry receivables                                     1,532,972           1,075,681
                                                                           ------------        ------------
  TOTAL CURRENT ASSETS                                                       10,101,093          11,570,914
                                                                           ------------        ------------
PROPERTY AND EQUIPMENT, at cost, net of accumulated
  depreciation o $270,089 (September 1996) and $233,995 (June 1996)           1,184,522           1,138,282
                                                                           ------------        ------------
OTHER ASSETS:
  Due from stockholders                                                          17,414              17,414
  Due from affiliates                                                           335,898             186,676
  Accounts receivable - long-term, net of discount and
    allowance for doubtful account of $300,000                                  991,885           1,038,693
  Licensing agreement, net of accumulated amortization of $496,657
    (September 1996) and $372,493 (June 1996)                                 4,469,918           4,594,082
  Patents and trademarks, net of accumulated amortization of $35,266
     (September 1996) and $28,001 (June 1996)                                   214,379             220,018
  Organization cost, net of accumulated amortization of $1,389
    (September 1996) and $978 (June 1996)                                         6,996               7,407
  Security deposits                                                              19,983              19,952
                                                                           ------------        ------------

  TOTAL OTHER ASSETS                                                          6,056,473           6,084,242
                                                                           ------------        ------------

TOTAL ASSETS                                                               $ 17,342,088        $ 18,793,438
                                                                           ============        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt                                     $         --        $    511,101
  Notes payable - banks                                                         298,928           2,069,828
  Loan payable                                                                3,008,349             156,254
  Accounts payable                                                            2,686,563           4,186,092
  Accounts payable - affiliates                                                    --                 1,541
  Accrued expenses                                                            1,474,489           1,135,693
  Customer deposits                                                              52,392              77,673
                                                                           ------------        ------------
  TOTAL CURRENT LIABILITIES                                                   7,520,721           8,138,182
                                                                           ------------        ------------
STOCKHOLDERS' EQUITY:
  Common stock                                                                  141,851             141,851
  Additional paid-in capital                                                 19,268,400          19,268,400
  Accumulated deficit                                                        (8,758,706)         (7,918,948)
  Cumulative foreign currency translation adjustment                           (830,178)           (836,047)
                                                                           ------------        ------------

  TOTAL STOCKHOLDERS' EQUITY                                                  9,821,367          10,655,256
                                                                           ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 17,342,088        $ 18,793,438
                                                                           ============        ============

                          SWISSRAY INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Three Months Ended
                                                      September 30,
                                                      -------------
                                                 1996              1995
                                                 ----              ----
                                              (Unaudited)       (Unaudited)

NET SALES                                   $  2,467,175        $  3,101,985

COST OF SALES                                  1,189,257           1,760,385
                                            ------------        ------------

GROSS PROFIT                                   1,277,918           1,341,600
                                            ------------        ------------

OPERATING EXPENSES:
  Officers and directors compensation            127,211              64,057
  Salaries                                       502,164             520,357
  Selling                                        194,379             199,343
  Research and development                       499,522             183,960
  General and administrative                     279,456             435,801
  Other operating expenses                       331,902             218,576
  Depreciation and amortization                  172,958              28,126
                                            ------------        ------------

  TOTAL OPERATING EXPENSES                     2,107,592           1,650,220
                                            ------------        ------------

LOSS BEFORE OTHER INCOME
  (EXPENSES) AND INCOME TAXES                   (829,674)           (308,620)

OTHER INCOME (EXPENSES)                          (10,084)             20,906
                                            ------------        ------------

LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                           (839,758)           (287,714)

INCOME TAX PROVISION                                  --                  --
                                            ------------        ------------

NET LOSS                                    $   (839,758)       $   (287,714)
                                            ============        ============

LOSS PER COMMON SHARE                       $       (.06)       $       (.02)
                                            ============        ============

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                          14,185,064          12,093,760
                                            ============        ============

                          SWISSRAY INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                         Cumulative
                                                                                                          Foreign
                                                                            Additional                    Currency
                                                        Common Stock          Paid-in    Accumulated    Translation
                                                     Shares      Amount       Capital       Deficit      Adjustment      Total
                                                     ------      ------       -------       -------      ----------      -----

BALANCE - July 1, 1995                            12,035,064  $   120,351  $ 12,719,998   $(6,027,336)  $  (436,180)  $  6,376,833

  For three months ended September 30, 1995:

    Issuance of common stock for cash                200,000        2,000       698,000            --            --        700,000

    Foreign currency translation adjustment               --           --            --            --      (308,305)      (308,305)

    Net loss for the period                               --           --            --      (287,714)           --       (287,714)
                                                  ----------  -----------  ------------   -----------   -----------   ------------

                                                  12,235,064      122,351    13,417,998    (6,315,050)     (744,485)     6,480,814

    Less:  Receivable arising from stock
      purchase agreement                                  --           --      (400,000)           --            --       (400,000)
                                                  ----------  -----------  ------------   -----------   -----------   ------------

BALANCE - September 30, 1995 (unaudited)          12,235,064  $   122,351  $ 13,017,998   $(6,315,050)  $  (744,485)  $  6,080,814
                                                  ==========  ===========  ============   ===========   ===========   ============

BALANCE - July 1, 1996                            14,185,064  $   141,851  $ 19,268,400   $(7,918,948)  $  (836,047)  $ 10,655,256

  For the three months ended September 30, 1996:

    Foreign currency translation adjustment               --           --            --            --         5,869          5,869

    Net loss for the year                                 --           --            --      (839,758)           --        (839,758)
                                                  ----------  -----------  ------------   -----------   -----------   ------------


BALANCE - September 30, 1996 (unaudited)          14,185,064  $   141,851  $ 19,268,400   $(8,758,706)  $  (830,178)  $  9,821,367
                                                  ==========  ===========  ============   ===========   ===========   ============

                          SWISSRAY INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Three Months Ended
                                                                                        September 30,
                                                                                        -------------
                                                                                   1996              1995
                                                                                   ----              ----
                                                                                (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                      $  (839,758)       $  (287,714)
  Adjustment to reconcile net loss to net cash from operating activities:
    Depreciation and amortization                                                   172,958             28,126
    Provision for bad debts                                                          (9,968)                --
    Foreign currency translation                                                   (376,054)          (352,980)
    (Increase) decrease in operating assets:
      Accounts receivable                                                         1,303,848         (1,070,506)
      Accounts receivable - other                                                        --                131
      Inventories                                                                  (843,472)          (906,199)
      Prepaid expenses and sundry receivables                                      (457,291)            16,411
    Security deposits                                                                   (31)                --
    Increase(decrease) in operating liabilities:
      Accounts payable                                                           (1,499,529)         1,487,880
      Accounts payable - affiliates                                                  (1,541)                --
      Accrued expenses                                                              338,796             35,572
      Customer deposits                                                             (25,281)           767,847
                                                                                -----------        -----------
  NET CASH USED BY OPERATING ACTIVITIES                                          (2,237,323)          (281,432)
                                                                                -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment                                             (82,334)          (197,908)
  Patents and trademarks                                                             (1,626)            (4,293)
  Repayments from (advances to) affiliates                                         (149,222)             6,614
                                                                                -----------        -----------
  NET CASH USED BY INVESTING ACTIVITIES                                            (233,182)          (195,587)
                                                                                -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowing                                              3,151,023          1,060,557
  Principal payment of short-term borrowings                                     (2,069,828)        (2,711,187)
  Principal payments of long-term borrowing                                        (511,101)            (2,695)
  Issuance of common stock for cash                                                      --            300,000
  Repayment from stockholder                                                             --                904
  Repayment from officer                                                                 --              4,354
                                                                                -----------        -----------
  NET CASH PROVIDED BY (USED BY) FINANCING ACTIVITIES                               570,094         (1,348,067)
                                                                                -----------        -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                             376,899             44,675
                                                                                -----------        -----------
NET DECREASE IN CASH                                                             (1,523,512)        (1,780,411)

CASH AND CASH EQUIVALENTS - beginning of period                                   3,252,685          2,676,826
                                                                                -----------        -----------
CASH AND CASH EQUIVALENTS - end of period                                       $ 1,729,173        $   896,415
                                                                                ===========        ===========

                          SWISSRAY INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996




NOTE 1 - BASIS OF PRESENTATION

             The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10KSB for the year ended June 30, 1996.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS

Background

         The Company acquired it wholly owned subsidiary, SR-Medical AG, in June of 1995 in exchange for 7,000,000 shares of its common stock. The merger between the Company and SR-Medical AG is considered for accounting purposes to be a recapitalization of SR-Medical AG with SR-Medical AG as the acquirer. The unaudited consolidated financial statements for all periods presented take into account SWISSRAY International, Inc. - the Parent - as well as SR-Medical AG, Telray AG, SR Medical GmbH and SR Finance AG.

         This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company as at quarter ended September 30, 1996 and year ended June 30, 1996 with respect to the Company's consolidated balance sheets and the comparative three month periods ended September 30, 1996 and September 30, 1995 based upon information appearing in the Company's consolidated statements of operations and related financial statements and should be read in conjunction with such unaudited consolidated financial statements.

         The Company, operating through its subsidiaries (i.e., its wholly owned subsidiary, SR-Medical AG, and the latter's wholly owned subsidiaries, Teleray AG (a Swiss corporation) and SR-Medical GmbH (a German corporation), as well as through the Company's wholly owned subsidiary, SR Finance AG, (a Swiss corporation) remains engaged in the diagnostic X-ray medical equipment market, wherein it develops, assembles and sells worldwide, both directly and indirectly under its label SWISSRAY as well as to Original Equipment Manufacturers (OEM) partners, X-ray units and accessories. Recently, substantial efforts have been concentrated upon its newly developed digital imaging processing system called "SwissVision" designed to enhance X-ray diagnosis with computer assistance by (integrating computer technology with radiology in order to support the radiologist in diagnostic functions) utilizing a Digital, recently developed, "Add-on" Bucky which allows for direct digitalization of the radiology process (and eliminates the need for the use and subsequent storage and/or retrieval of X-ray film). In that respect and as heretofore indicated in the Company's Form 10-KSB the Company had expended during fiscal year ended June 30, 1996, in excess of $1,700,000 for research and development expenditures, which expenditures accounted for approximately 20% of all operating expenses during fiscal year ended June 30, 1996. The Company's research and development expenditures during the quarter ended September 30, 1996 amounted to $499,522 or approximately 24% of all operating costs during such quarter.

Consolidated Statements of Operations

         Net sales for the three month period ended September 30, 1996 were $2,467,175 as compared to net sales of $3,101,985 for the comparative three month period ended September 30, 1995, while cost of sales decreased from the comparative three month period ended September 30, 1995 from $1,760,385 to $1,189,257 resulting in a gross profit for the three month period ended September 30, 1996 of $1,277,918 (representing approximately 52% of net sales) as compared to $1,341,600 for the comparative three month period ended September 30, 1995 (representing approximately 43% of net sales). Accordingly, gross profits for the comparative periods decreased by $63,682 (a decrease of approximately 5% from the comparative three month period ended September 30,
1995). Operating expenses increased by $457,372 (from $1,650,220 to $2,107,592)
during the comparative three month periods while the single largest items of operating expenses continued to be represented by the aggregate of officers and directors compensation and salaries which represented approximately 35% of all operating expenses for the three month period ended September 30, 1995 and represented approximately 30% of all operating expenses for the three month period ended September 30, 1996. Research and development expenses for the three month period ended September 30, 1995 represented approximately 11% of total operating expenses and increased to approximately 24% of total operating expenses for the comparative three month period ended September 30, 1996. Primarily as a result of the above, net losses increased from $(287,714) for the three month period ended September 30, 1995 to $(839,758) for the three month period ended September 30, 1996; an increase in losses of $552,044 - an approximate increase of close to 300% in net losses.

Consolidated Balance Sheets

         Total assets of the Company at the three month period ended September 30, 1996 and fiscal year ended June 30, 1996 were $17,342,088 and $18,793,438 respectively; a decrease of $1,451,350, with total current assets decreasing from $11,570,914 at June 30, 1996 to $10,101,093 at September 30, 1996 - a
decrease of $1,469,821. The decrease in total current assets is relatively comparable to the aforesaid decrease in total assets, since property and equipment increased by $46,240 at quarter ended September 30, 1996 while other assets decreased by $27,769 at quarter ended September 30, 1996.

         Total current liabilities of the Company at the three month period ended September 30, 1996 and fiscal year ended June 30, 1996 were $7,520,721 and $8,138,182 respectively, a decrease of $617,461.

         At September 30, 1996 there were no long term liabilities.

         Working capital at September 30, 1996 was $2,580,372 as compared to working capital of $3,432,732 at June 30, 1996; a decrease of $852,360 (as a result of the aforesaid decreases of $1,469,821 in total current assets and $617,461 in total current liabilities.

         The functional currencies of SR Medical AG, Teleray AG and SR Finance AG (Swiss corporations) are Swiss Francs while the functional currency of SR Medical GmbH (a German corporation) is German Marks. Gains and losses resulting from foreign currency transactions which are included in operations have been insignificant for all periods reported. However, the effects of exchange rate fluctuations on translating foreign currency assets and liabilities and results of operations from functional currency to Unites States dollars has been significant although the cumulative foreign currency translation adjustment
(loss) to stockholders' equity decreased from $(836,047) at June 30, 1996 to $(830,178) at September 30, 1996 (and accordingly had minimal impact for the quarter ended September 30, 1996).

Discussion and Analysis


         Revenues for the first quarter of the current fiscal year have been lower than expected by management due to the postponement of deliveries to Eastern European countries out of a contract with the Swiss Government. With the commencement of the above mentioned deliveries together with orderly sales a significant rise in sales revenue is expected for the second quarter of the fiscal year. Within the third quarter of the fiscal year, the beginning of deliveries of Official Equipment Manufacturers ("OEM") products for Philips is expected to lead to a further increase in revenues. Additional growth is expected to be generated as a result of exclusive sales rights for Switzerland granted to a world leading firm in the business of nuclear medicine and computer tomography.

         With ongoing significant research and development expenditures new products are being successfully developed for marketing. One such product is the Digital AddOn System, the first complete digital x-ray system. This is a completely newly developed system using the latest knowledge in construction and ergonomic design. The AddOn Bucky, which is designed to be used with systems already existing, is integrated in the new Digital AddOn System. The new system, which is an important extension of the Company's range of products will be presented at the forthcoming Congress of Radiological Society of North America ("RSNA") exhibition in Chicago during the first week of December 1996.

         The Company has recently (primarily during the fourth quarter of its fiscal year ending June 30, 1996) increased its staff in the areas of research and development, project management and in the assembly production center in order to comply with projected increased production output requirements in the first quarter of the current fiscal year. Dr. Markus Meier commenced activities as manager of the Company's Research and Development division. Dr. Meier has a degree in physics, had been project manager at Asea Brown Boveri ("ABB") and Professor at Technical University in Switzerland with extensive experience in the field of Optics and Bulk Optics. During the same time period, Herbert Laubscher started as manager in the finance department. Mr. Laubscher has a degree in economics from the University of St. Gall. He was employed at Price Waterhouse for several years and had been CFO of a Holding Company in Germany.

         During the second quarter of the fiscal year a new Company corporation is intended to be formed in the United States. With this operational unit in the United States, management expects to have an excellent starting point for the commercial exploitation of its products. The Company is still evaluating certain potential strategic relationships in the United States with multinational companies who have expressed an interest in the Company's digital imaging system. Successful culmination of ongoing negotiations would enable the Company to sell its products under its own brand name, through partnerships and/or joint ventures and/or through OEM Partners thereby potentially opening more markets to the Company than currently exists.

         During the second quarter of the current fiscal year the Company established a Scientific Advisory Board, an independent counsel of renowned experts in radiology. Current board members include: Dr. Michael Meves, Professor of Clinical Radiology in Berlin's Freien Universitat and the Johannes-Gutenberg University in Mainz, Germany; Hans Jurgen Berendt, General Manager of Elscint GmbH, a company which specializes in the field of radiology in Wiesbaden, Germany; Dr. Hanfried Weigand, head of the Dr. Horst-Schmidt-Kliniken and St. Josef-Hospital Radiological centers in Wiesbaden, Germany and Dr. Paul Jegge, Co-head of the Lagenthal Regional Hospital in Switzerland. Management of the Company continues to identify radiology experts in the United States to be invited to join the Scientific Advisory Board. The knowledge of the board will directly flow into the research and development of the Company thereby adding material competence to its research and contributing to the Company's leading role in producing high-tech digital x-ray equipment.

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

Item 3.           Defaults Upon Senior Securities -                     None

Item 4.           Submission of Matters to a
                   Vote of Security Holders -                           None

Item 5.           Other Information -                                   None *

Item 6.           Exhibits and Reports on Form 8-K -                    None



* Reference is herewith made to Form 10-K for fiscal year ended June 30, 1996 and financial statements included therein and in particular to
         Part I, Item 3 and Note 27 to the consolidated financial statements, the full contents of which are herewith incorporated by reference in accordance with Rule 12b-23 of the General Rules and Regulations under the Securities Exchange Act of 1934.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       SWISSRAY INTERNATIONAL, INC.



                                       By  /s/ Ruedi G. Laupper
                                          ---------------------------
                                          Ruedi G. Laupper, President

Dated:  December 4, 1996