Form 10-Q
period 1996-12-31
SWISSRAY INTERNATIONAL INC
filed 1997-02-13
CIK 1002137

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[XX]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

                                       OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from   _____________________ to ____________________

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

The number of shares outstanding of each of the registrant's classes of common stock, as of January 17, 1997 is 15,000,000 shares, all of one class of $.01 par value common stock.

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

                          SWISSRAY INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS
                                                                          December 31,        June 30,
                                                                              1996              1996
                                                                           -----------       -----------
CURRENT ASSETS:
  Cash and cash equivalents                                                $  1,463,275        $  3,252,685
  Accounts receivable, net of allowance for doubtful accounts of
    $99,875 (December 1996) and $109,843 (June 1996)                          3,229,729           3,335,679
  Accounts receivable - affiliates                                               31,533              31,533
  Note receivable                                                               801,088             962,500
  Inventories                                                                 4,455,311           2,912,836
  Prepaid expenses and sundry receivables                                     1,484,685           1,075,681
                                                                           ------------        ------------
  TOTAL CURRENT ASSETS                                                       11,465,621          11,570,914
                                                                           ------------        ------------
PROPERTY AND EQUIPMENT, at cost, net of accumulated
  depreciation of $309,456 (December 1996) and $233,995 (June 1996)           1,196,373           1,138,282
                                                                           ------------        ------------
OTHER ASSETS:
  Due from stockholders                                                          14,828              17,414
  Due from affiliates                                                           186,442             186,676
  Accounts receivable - long-term, net of discount and
    allowance for doubtful account of $300,000                                  899,879           1,038,693
  Licensing agreement, net of accumulated amortization of $621,710
    (December 1996) and $372,493 (June 1996)                                  4,344,865           4,594,082
  Patents and trademarks, net of accumulated amortization of $42,755
     (December 1996) and $28,001 (June 1996)                                    213,519             220,018
  Organization cost, net of accumulated amortization of $1,800
    (December 1996) and $978 (June 1996)                                          6,585               7,407
  Other intangibles, net of accumulated amortization of $19,948                 529,074                  --
  Security deposits                                                              19,979              19,952
                                                                           ------------        ------------
  TOTAL OTHER ASSETS                                                          6,215,171           6,084,242
                                                                           ------------        ------------
TOTAL ASSETS                                                               $ 18,877,165        $ 18,793,438
                                                                           ============        ============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt                                     $         --        $    511,101
  Notes payable - banks                                                       1,458,752           2,069,828
  Loans payable                                                               1,913,400             156,254
  Accounts payable                                                            4,252,344           4,186,092
  Accounts payable - affiliates                                                   2,312               1,541
  Accrued expenses                                                            1,725,510           1,135,693
  Customer deposits                                                              63,435              77,673
                                                                           ------------        ------------
  TOTAL CURRENT LIABILITIES                                                   9,415,753           8,138,182
                                                                           ------------        ------------
STOCKHOLDERS' EQUITY:
  Common stock                                                                  148,920             141,851
  Additional paid-in capital                                                 20,794,331          19,268,400
  Accumulated deficit                                                       (10,757,552)         (7,918,948)
  Cumulative foreign currency translation adjustment                           (724,287)           (836,047)
                                                                           ------------        ------------
  TOTAL STOCKHOLDERS' EQUITY                                                  9,461,412          10,655,256
                                                                           ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 18,877,165        $ 18,793,438
                                                                           ============        ============

                          SWISSRAY INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                   Six Months Ended                        Three Months Ended
                                                      December 31,                            December 31,
                                            --------------------------------        --------------------------------
                                                1996                1995                1996                1995
                                            ------------        ------------        ------------        ------------
NET SALES                                   $  6,072,419        $  5,935,685        $  3,605,244        $  2,833,700

COST OF SALES                                  3,018,248           3,066,385           1,828,991           1,306,000
                                            ------------        ------------        ------------        ------------

GROSS PROFIT                                   3,054,171           2,869,300           1,776,253           1,527,700
                                            ------------        ------------        ------------        ------------

OPERATING EXPENSES:
  Officers and directors compensation            280,330             212,108             153,119             148,051
  Salaries                                     1,107,885           1,132,723             605,721             612,366
  Selling                                        556,744             613,334             362,365             413,991
  Research and development                     1,837,833             519,849           1,338,311             335,889
  General and administrative                     636,253             527,045             356,797              91,244
  Other operating expenses                       876,084             592,577             544,182             374,001
  Depreciation and amortization                  355,936             162,815             182,978             134,689
                                            ------------        ------------        ------------        ------------

  TOTAL OPERATING EXPENSES                     5,651,065           3,760,451           3,543,473           2,110,231
                                            ------------        ------------        ------------        ------------

LOSS BEFORE OTHER INCOME
  (EXPENSES) AND INCOME TAXES                 (2,596,894)           (891,151)         (1,767,220)           (582,531)

OTHER INCOME (EXPENSES)                         (241,710)            123,662            (231,627)            102,756
                                            ------------        ------------        ------------        ------------

LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                         (2,838,604)           (767,489)         (1,998,847)           (479,775)

INCOME TAX PROVISION                                  --                  --                  --                  --
                                            ------------        ------------        ------------        ------------

NET LOSS                                    $ (2,838,604)       $   (767,489)       $ (1,998,847)       $   (479,775)
                                            ============        ============        ============        ============


LOSS PER COMMON SHARE                       $       (.20)       $       (.06)       $       (.14)       $       (.04)
                                            ============        ============        ============        ============


WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                          14,186,289          12,389,396          14,538,514          12,735,064
                                            ============        ============        ============        ============

                          SWISSRAY INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                        Cumulative
                                                                                                          Foreign
                                                       Common Stock         Additional                    Currency
                                                ------------------------      Paid-in      Accumulated   Translation
                                                   Shares       Amount        Capital        Deficit      Adjustment        Total
                                                -----------    ---------    -----------   ------------   ----------    ------------
BALANCE - July 1, 1995                           12,035,064    $ 120,351    $12,719,998   $ (6,027,336)   $(436,180)   $  6,376,833

  For the six months ended December 31, 1995:
    Issuance of common stock for cash             1,200,000       12,000      5,198,999             --           --       5,210,999

    Foreign currency translation adjustment              --           --             --             --      (24,118)        (24,118)

    Net loss for the period                              --           --             --       (767,489)          --        (767,489)
                                                -----------    ---------    -----------   ------------    ---------    ------------

BALANCE - December 31, 1995                      13,235,064    $ 132,351    $17,918,997   $ (6,794,825)   $(460,298)   $ 10,796,225
                                                ===========    =========    ===========   ============    =========    ============


BALANCE - July 1, 1996                           14,185,064    $ 141,851    $19,268,400   $ (7,918,948)   $(836,047)   $ 10,655,256

  For the six months ended December 31, 1996:
    Issuance of common stock for cash               985,300        9,853      1,523,147             --           --       1,533,000

    Surrender of common stock                      (278,400)      (2,784)         2,784             --           --              --

    Foreign currency translation adjustment              --           --             --             --      111,760         111,760

    Net loss for the period                              --           --             --     (2,838,604)          --      (2,838,604)
                                                -----------    ---------    -----------   ------------    ---------    ------------


BALANCE - December 31, 1996                      14,891,964    $ 148,920    $20,794,331   $(10,757,552)   $(724,287)   $  9,461,412
                                                ===========    =========    ===========   ============    =========    ============

                          SWISSRAY INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               Six Months Ended
                                                                 December 31,
                                                        ------------------------------
                                                           1996               1995
                                                        -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                              $(2,838,604)       $  (767,489)
  Adjustment to reconcile net loss to net cash
    from operating activities:
    Depreciation and amortization                           355,936            162,815
    Provision for bad debts                                  (9,968)           158,245
    Foreign currency translation                           (200,671)           645,271
    (Increase) decrease in operating assets:
      Accounts receivable                                   254,732         (3,172,544)
      Accounts receivable - other                                --                103
      Inventories                                        (1,542,475)        (1,866,105)
      Prepaid expenses and sundry receivables              (409,004)            40,355
      Security deposits                                         (27)                --
    Increase (decrease) in operating liabilities:
      Accounts payable                                       66,252          2,618,560
      Accounts payable - affiliates                             771                 --
      Accrued expenses                                      589,817            414,756
      Customer deposits                                     (14,238)           891,693
                                                        -----------        -----------

  NET CASH USED BY OPERATING ACTIVITIES                  (3,747,479)          (874,340)
                                                        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment                    (133,552)          (359,283)
  Patents and trademarks                                         --            (17,305)
  Other intangibles                                        (547,636)                --
  Collection of notes receivable                            161,412                 --
  Repayments from (advances to) affiliates                      234             (4,740)
                                                        -----------        -----------

  NET CASH USED BY INVESTING ACTIVITIES                    (519,542)          (381,328)
                                                        -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowing                      3,215,898          2,432,091
  Principal payments of short-term borrowings            (2,069,828)        (2,710,848)
  Principal payments of long-term borrowing                (511,101)            (1,670)
  Issuance of common stock for cash                       1,533,000          5,210,999
  Repayment from stockholder                                  2,586                674
  Advances to officer                                            --           (125,681)
                                                        -----------        -----------

  NET CASH PROVIDED BY FINANCING ACTIVITIES               2,170,555          4,805,565
                                                        -----------        -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                     307,056           (669,389)
                                                        -----------        -----------

NET INCREASE (DECREASE) IN CASH                          (1,789,410)         2,880,508

CASH AND CASH EQUIVALENTS - beginning of period           3,252,685          2,676,826
                                                        -----------        -----------

CASH AND CASH EQUIVALENTS - end of period               $ 1,463,275        $ 5,557,334
                                                        ===========        ===========

                          SWISSRAY INTERNATIONAL, INC.
                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996



NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended June 30, 1996.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS

Background

      The Company acquired its wholly owned subsidiary, SR-Medical AG, in June of 1995 in exchange for 7,000,000 shares of its common stock. The merger between the Company and SR-Medical AG is considered for accounting purposes to be a recapitalization of SR-Medical AG with SR-Medical AG as the acquirer. The unaudited consolidated financial statements for all periods presented take into account SWISSRAY International, Inc. - the Parent - as well as SR-Medical AG, Teleray AG, SR-Medical GmbH and SR Finance AG.

      This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company as at quarter ended December 31, 1996 and year ended June 30, 1996 with respect to the Company's consolidated balance sheets and the comparative three month periods ended December 31, 1996 and December 31, 1995 (as well as the comparative six month periods ended December 31, 1996 and December 31, 1995) based upon information appearing in the Company's consolidated statements of operations and related financial statements and should be read in conjunction with such unaudited consolidated financial statements.

      The Company, operating through its subsidiaries (i.e., its wholly owned subsidiary, SR-Medical AG, and the latter's wholly owned subsidiaries, Teleray AG (a Swiss corporation) and SR-Medical GmbH (a German corporation)), as well as through the Company's wholly owned subsidiary, SR Finance AG, (a Swiss corporation) remains engaged in the diagnostic X-ray medical equipment market, wherein it develops, assembles and sells worldwide, both directly and indirectly under its label SWISSRAY as well as to Original Equipment Manufacturers (OEM) partners, X-ray units and accessories. Recently, substantial efforts have been concentrated upon its newly developed digital imaging processing system called "SwissVision" designed to enhance X-ray diagnosis with computer assistance by (integrating computer technology with radiology in order to support the radiologist in diagnostic functions) utilizing a Digital, recently developed, "Add-on" Bucky which allows for direct digitalization of the radiology process (and eliminates the need for the use and subsequent storage and/or retrieval of X-ray film). In that respect and as heretofore indicated in the Company's Form 10-KSB the Company had expended during fiscal year ended June 30, 1996, in excess of $1,700,000 for research and development expenditures, which expenditures accounted for approximately 20% of all operating expenses during fiscal year ended June 30, 1996. The Company's research and development expenditures during the quarter ended December 31, 1996 amounted to $1,338,311 or approximately 38% of all operating costs during such quarter as compared to research and development expenditures of $335,889 or approximately 16% of all operating costs for the quarter ended December 31, 1995.

Consolidated Statements of Operations for the Comparative Six Month Periods Ended December 31, 1996 and December 31, 1995

      Net sales for the six month period ended December 31, 1996 were $6,072,419 as compared to net sales of $5,935,685 for the comparative six month period ended December 31, 1995, while cost of sales decreased from the comparative six month period ended December 31, 1995 from $3,066,385 to $3,018,248 resulting in a gross profit for the six month period ended December 31, 1996 of $3,054,171 (representing approximately 50% of net sales) as compared to $2,869,300 for the comparative six month period ended December 31, 1995 (representing approximately 48% of net sales). Accordingly, gross profits for the comparative periods increased by $184,871 (an increase of approximately 6% from the comparative six month period ended December 31, 1995). Operating expenses increased by $1,890,614 (from $3,760,451 to $5,651,065) during the comparative six month periods with the two largest items of operating expenses during the six month period ended December 31, 1996 being represented by (a) the aggregate of officers and directors compensation and salaries which represented approximately 25% of all such operating expenses (as compared to representing 36% of operating expenses for the six month period ended December 31, 1995) and (b) research and development which represented approximately 33% of all such operating expenses (as compared to representing 14% of operating expenses for the six month period ended December 31, 1995). Primarily as a result of the above, net losses increased from $(767,489) for the six month period ended December 31, 1995 to $(2,838,604) for the six month period ended December 31, 1996; an increase in losses of $2,071,115 - (an approximate increase of close to 270% in net losses) which increase in net loss may be principally attributed to the $1,317,984 increase in research and development expenditures during the comparative six month period ended December 31, 1996.


Consolidated Statements of Operations for the Comparative Three Month Periods Ended December 31, 1996 and December 31, 1995

      Net sales for the three month period ended December 31, 1996 were $3,605,244 as compared to net sales of $2,833,700 for the comparative three month period ended December 31, 1995, while cost of sales increased from the comparative three month period ended December 31, 1995 from $1,306,000 to $1,828,991 resulting in a gross profit for the three month period ended December 31, 1996 of $1,776,253 (representing approximately 49% of net sales) as compared to $1,527,700 for the comparative three month period ended December 31, 1995 (representing approximately 54% of net sales). Accordingly, gross profits for the comparative periods increased by $248,553 (an increase of approximately 16% from the comparative three month period ended December 31, 1995). Operating expenses increased by $1,433,242 (from $2,110,231 to $3,543,473) during the comparative three month periods with the two largest items of operating expenses during the three month period ended December 31, 1996 being represented by (a) the aggregate of officers and directors compensation and salaries which represented approximately 21% of all such operating expenses (as compared to representing 36% of operating expenses for the three month period ended December 31, 1995) and (b) research and development which represented approximately 38% of all such operating expenses (as compared to representing 16% of operating expenses for the three month period ended December 31, 1995). Primarily as a result of the above, net losses increased from $(479,775) for the three month period ended December 31, 1995 to $(1,998,847) for the three month period ended December 31, 1996; an increase in losses of $1,519,072 - (an approximate increase of close to 317% in net losses) which increase in net loss may be principally attributed to the $1,002,422 increase in research and development expenditures during the comparative three month period ended December 31, 1996.

Consolidated Balance Sheets

      Total assets of the Company at the three month period ended December 31, 1996 and fiscal year ended June 30, 1996 were $18,877,165 and $18,793,438 respectively; a increase of $83,727, with total current assets decreasing from $11,570,914 at June 30, 1996 to $11,465,621 at December 31, 1996 - a decrease of
$105,293. The decrease in total current assets is primarily attributable to decreases in cash and cash equivalents of $1,789,410 and note receivable of $161,412 offset principally by increases in inventory of $1,542,475 and prepaid expenses and sundry receivables of $409,004. Since the above referenced increases and decreases referred to in the preceding sentence were relatively comparable and offset each other a principal reason for the decrease in current assets may be attributable to the fact that accounts receivable net of allowance for doubtful accounts decreased by $105,950.

      Total current liabilities of the Company at the three month period ended December 31, 1996 and fiscal year ended June 30, 1996 were $9,415,753 and $8,138,182 respectively, an increase of $1,277,571.

      At December 31, 1996 there were no long term liabilities.

      Working capital at December 31, 1996 was $2,049,868 as compared to working capital of $3,432,732 at June 30, 1996; a decrease of $1,382,864 (as a result of the aforesaid decrease of $105,293 in total current assets and an increase of $1,277,571 in total current liabilities).

      The functional currencies of SR Medical AG, Teleray AG and SR Finance AG (Swiss corporations) are Swiss Francs while the functional currency of SR Medical GmbH (a German corporation) is German Marks. Gains and losses resulting from foreign currency transactions which are included in operations have been insignificant for all periods reported. However, the effects of exchange rate fluctuations on translating foreign currency assets and liabilities and results of operations from functional currency to United States dollars has been significant although the cumulative foreign currency translation adjustment
(loss) to stockholders' equity decreased from $(836,047) at June 30, 1996 to $(724,287) at December 31, 1996 (a decrease of $111,760).

Discussion and Analysis

      A milestone in the second quarter ended December 31, 1996 was the very successful Congress of Radiological Society of North America Exhibition ("RSNA") where the Company's Digital AddOn System was presented to a large number of persons (potential clientele) for the first time. The Digital AddOn System, the only one of its kind known to management, utilizes the Company's AddOn-Bucky for direct and cassetteless digital acquisition of x-ray information.

Responses have been very positive and negotiations for installation of the first unit in the United States are ongoing. In comparison with the first quarter, revenues have increased and management expects further increases during the third and fourth quarters of the Company's fiscal year. This expectation is based upon the success in the business, the delivery and increase in sales of AddOn-Bucky and digital AddOn System and the commencement of the deliveries of Original Equipment Manufacturers ("OEM") products for Philips.

      In November 1996 the Company entered into an agreement to acquire all of the issued and outstanding securities of Empower Inc. ("Empower"), a company engaged in the x-ray business located in Glen Cove, Long Island, New York and operating primarily in the tri-state (New York, New Jersey and Connecticut) area. It is anticipated that closing of the transaction will occur during the Company's third fiscal quarter. Empower has indicated that it has approximately 1,500 present customers. Empower's unaudited financial statements indicated that during Empower's fiscal year ended September 30, 1996 it had gross revenues approximating $8,800,000 from sale of x-ray equipment, processors and accessories with net income approximating $30,000. The acquisition, once consummated, will permit immediate entry into the U.S. market by the Company on the east coast and will offer an established distribution network for the Company's products together with professional support for customers through utilization of Empower's experienced and well trained staff.

      Upon completion of the acquisition of Empower the Company intends to establish a network covering the entire U.S. market under the umbrella of its parent corporation. A further extension of this network is intended to include as partners and/or joint venturers, otherwise unaffiliated and independent companies. The Company continues to negotiate with respect to the possibilities of joint ventures and/or OEM contracts with multinational companies who have expressed an interest in the Company's digital radiology products. Successful culmination of one or more of these negotiations would potentially open more markets to the Company.

      The German subsidiary of the Company has been restructured with its headquarters being relocated to Wiesbaden (near Frankfurt). At the same time the subsidiary's name was changed to "Swissray (Deutschland) GmbH". The new organization gives the subsidiary the ability to handle the expected high sales volumes and to cover the entire German market together with a network of well-chosen dealers. During the restructuring process, Hans-Jurgen Luttschwager was elected as general manager for the German subsidiary. Mr. Luttschwager has over twenty years of experience in the field of radiology in Germany. He has a technological background and started as a technician in nuclear medicine. Since 1974 he has been engaged in sales of both x-ray equipment and films. With his experience and his knowledge of both the products and the market, Mr. Luttschwager is considered by management to be a principal asset for the expansion and success of the Company's German subsidiary.

      Over $1,800,000 has been invested in the research and development of four new products in the six months ending December 31, 1996. The new products are:

1. Swiss Vision, a digital image processing system compatible with modern x-ray units.

2. Digital AddOn Bucky, an input device allowing for direct digitalization of x-ray images.

3. Digital AddOn System, a fully digital multifunctional x-ray system using AddOn Bucky and a new mobile patient table with floating top. All movements are radio controlled.

4. Bucky Diagnost TS, an ergonomically designed conventional x-ray unit with a state of the art generator.

      Testing and documentation was concluded for the filing of the Digital AddOn Bucky for approval by the United States Food and Drug Administration ("FDA") in January with filing expected to be accomplished in April, 1997. Once FDA approval is received, the Company will be able to enter into the U.S. market with its digital x-ray equipment. This is expected to significantly increase sales figures with a concurrent increase in expected earnings (which until now have mostly come from the CE market where the AddOn Bucky is already sold).


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



                          SWISSRAY INTERNATIONAL, INC.


                          By /s/ Josef Laupper
                             ------------------------------
                             Josef Laupper, Secretary

Dated:  February 12, 1997