Form 10QSB
period 1997-03-31
SWISSRAY INTERNATIONAL INC
filed 1997-05-14
CIK 1002137

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ________________________

Commission File Number:                       0-26972
                       ________________________________________________________

                          SWISSRAY International, Inc.
_______________________________________________________________________________
             (Exact name of registrant as specified in its charter)

          New York                                               16-0950197
________________________________________________________________________________
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

c/o Gary B. Wolff, P.C., 747 Third Avenue, New York, NY             10017
________________________________________________________________________________
(Address of principal executive offices)                         (Zip Code)

New York (212) 644-6446                          Switzerland 011 41 41 919 90 50
________________________________________________________________________________
              (Registrant's telephone number, including area code)

________________________________________________________________________________
   (Former name, former address and former fiscal year, if changed since last report)

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

The number of shares outstanding of each of the registrant's classes of common stock, as of May 9, 1997 is 18,025,801 shares, all of one class of $.01 par value common stock.

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

                          SWISSRAY INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                     ASSETS

                                                                           March 31,           June 30,
                                                                             1997                1996
                                                                         ------------        ------------
CURRENT ASSETS:
  Cash and cash equivalents                                              $  1,871,230        $  3,252,685
  Accounts receivable, net of allowance for doubtful accounts
    of $86,531 (March 1997) and $109,843 (June 1996)                        3,477,509           3,335,679
  Accounts receivables - affiliates                                            27,286              31,533
  Note receivable                                                                  --             962,500
  Inventories                                                               6,320,228           2,912,836
  Prepaid expenses and sundry receivables                                   1,418,615           1,075,681
                                                                         ------------        ------------
  TOTAL CURRENT ASSETS                                                     13,114,868          11,570,914
                                                                         ------------        ------------
PROPERTY AND EQUIPMENT, at cost, net of accumulated
  depreciation of $353,999 (March 1997) and $233,995 (June 1996)            1,187,532           1,138,282
                                                                         ------------        ------------
OTHER ASSETS:
  Due from stockholders                                                        13,812              17,414
  Due from affiliates                                                         161,531             186,676
  Accounts receivable - long-term, net of discount and
    allowance for doubtful account of $300,000                                787,300           1,038,693
  Licensing agreement, net of accumulated amortization of $744,986
    (March 1997) and $372,493 (June 1996)                                   4,221,589           4,594,082
  Patents and trademarks, net of accumulated amortization of
    $48,824 (March 1997) and $28,001 (June 1996)                              234,122             220,018
  Organization cost, net of accumulated amortization of $2,210
    (March 1997) and $978 (June 1996)                                           6,175               7,407
  Other intangibles, net of accumulated amortization of $61,343               378,958                  --
  Loan receivable                                                             862,500                  --
  Interest receivable - long-term                                             129,957                  --
  Security deposits                                                            17,313              19,952
                                                                         ------------        ------------
  TOTAL OTHER ASSETS                                                        6,813,257           6,084,242
                                                                         ------------        ------------
TOTAL ASSETS                                                             $ 21,115,657        $ 18,793,438
                                                                         ============        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable, banks                                                   $  1,926,952        $  2,069,828
  Loans payable                                                             2,150,134             667,355
  Accounts payable                                                          2,909,707           4,186,092
  Accounts payable - affiliates                                                27,122               1,541
  Accrued expenses                                                          1,466,442           1,135,693
  Customer deposits                                                           203,604              77,673
                                                                         ------------        ------------
  TOTAL CURRENT LIABILITIES                                                 8,683,961           8,138,182
                                                                         ------------        ------------
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; authorized 30,000,000 shares, issued and outstanding 17,797,729 shares at March 31, 1997 and
    14,185,064 shares at June 30, 1996                                        177,978             141,851
  Additional paid-in capital                                               25,672,921          19,268,400
  Accumulated deficit                                                     (11,533,846)         (7,918,948)
  Cumulative foreign currency translation adjustment                       (1,885,357)           (836,047)
                                                                         ------------        ------------
  TOTAL STOCKHOLDERS' EQUITY                                               12,431,696          10,655,256
                                                                         ------------        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 21,115,657        $ 18,793,438
                                                                         ============        ============

                       See notes to financial statements.

                          SWISSRAY INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                              Nine Months Ended                Three Months Ended
                                                   March 31,                        March 31,
                                         -----------------------------     -----------------------------
                                             1997             1996             1997             1996
                                         ------------     ------------     ------------     ------------
NET SALES                                $  9,117,390     $  7,726,869     $  3,044,971     $  1,791,184

COST OF SALES                               4,901,693        3,851,582        1,883,445          785,197
                                         ------------     ------------     ------------     ------------
GROSS PROFIT                                4,215,697        3,875,287        1,161,526        1,005,987
                                         ------------     ------------     ------------     ------------
OPERATING EXPENSES:
  Officers and directors compensation         388,043          291,214          107,713           79,106
  Salaries                                  1,599,868        1,780,064          491,983          647,341
  Selling                                     869,710          844,137          312,966          230,803
  Research and development                  2,297,965          819,761          460,132          299,912
  General and administrative                1,009,614          903,101          373,361          376,056
  Other operating expenses                  1,172,798          530,212          296,714           95,880
  Bad debts                                        --          158,245               --               --
  Depreciation and amortization               556,648          352,187          200,712          189,372
                                         ------------     ------------     ------------     ------------
  TOTAL OPERATING EXPENSES                  7,894,646        5,678,921        2,243,581        1,918,470
                                         ------------     ------------     ------------     ------------
LOSS BEFORE OTHER INCOME
  (EXPENSES) AND INCOME TAXES              (3,678,949)      (1,803,634)      (1,082,055)        (912,483)

OTHER INCOME (EXPENSES)                        64,050          184,226          305,760           60,565
                                         ------------     ------------     ------------     ------------
LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                      (3,614,899)      (1,619,408)        (776,295)        (851,918)

INCOME TAX PROVISION                               --               --               --               --
                                         ------------     ------------     ------------     ------------
NET LOSS                                 $ (3,614,899)    $ (1,619,408)    $   (776,295)    $   (851,918)
                                         ============     ============     ============     ============
LOSS PER COMMON SHARE                    $       (.24)    $       (.13)    $       (.05)    $       (.06)
                                         ============     ============     ============     ============
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                       14,769,274       12,669,234       15,685,122       13,235,064
                                         ============     ============     ============     ============

                       See notes to financial statements.

                          SWISSRAY INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    NINE MONTHS ENDED MARCH 31, 1997 AND 1996

                                   (UNAUDITED)

                                                                                                         Cumulative
                                                                                                          Foreign
                                                     Common Stock         Additional                      Currency
                                               -----------------------      Paid-in      Accumulated    Translation
                                                 Shares        Amount       Capital       Deficit        Adjustment        Total
                                               ----------    ---------    -----------   ------------    -----------    ------------
BALANCE - July 1, 1995                         12,035,064    $ 120,351    $12,719,998   $ (6,027,336)   $  (436,180)   $  6,376,833
  For the nine months ended March 31, 1996:
    Issuance of common stock for cash           1,200,000       12,000      5,198,999             --             --       5,210,999
    Additional paid-in capital                         --           --        100,000             --             --         100,000
    Foreign currency translation adjustment            --           --             --             --       (330,206)       (330,206)
    Net loss for the period                            --           --             --     (1,619,408)            --      (1,619,408)
                                               ----------    ---------    -----------   ------------    -----------    ------------
BALANCE - March 31, 1996                       13,235,064    $ 132,351    $18,018,997   $ (7,646,744)   $  (766,386)   $  9,738,218
                                               ==========    =========    ===========   ============    ===========    ============
BALANCE - July 1, 1996                         14,185,064    $ 141,851    $19,268,400   $ (7,918,948)   $  (836,047)   $ 10,655,256
  For the nine months ended March 31, 1997:
    Issuance of common stock for cash           3,860,065       38,601      6,372,847             --             --       6,411,448
    Surrender of common stock                    (278,400)      (2,784)         2,784             --             --              --
    Options exercised                              31,000          310         28,890             --             --          29,200
    Foreign currency translation adjustment            --           --             --             --     (1,049,310)     (1,049,310)
    Net loss for the period                            --           --             --     (3,614,898)            --      (3,614,898)
                                               ----------    ---------    -----------   ------------    -----------    ------------
BALANCE - March 31, 1997                       17,797,729    $ 177,978    $25,672,921   $(11,533,846)   $(1,885,357)   $ 12,431,696
                                               ==========    =========    ===========   ============    ===========    ============

                       See notes to financial statements.

                          SWISSRAY INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

                                                                                 1997            1996
                                                                             -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                   $(3,614,899)    $(1,619,408)
  Adjustment to reconcile net loss to net cash from operating activities:
    Depreciation and amortization                                                556,649         352,187
    Provision for bad debts                                                      (23,312)             --
    Foreign currency translation                                              (1,074,644)         14,678
    (Increase) decrease in operating assets:
      Accounts receivable                                                        137,122      (1,346,123)
      Inventories                                                             (3,407,392)     (2,269,597)
      Prepaid expenses and sundry receivables                                   (472,891)       (212,728)
      Security deposits                                                            2,639              --
    Increase (decrease) in operating liabilities:
      Accounts payable                                                        (1,250,804)        723,540
      Accrued expenses                                                           330,749         486,904
      Customer deposits                                                          125,931         141,660
                                                                             -----------     -----------
  NET CASH USED BY OPERATING ACTIVITIES                                       (8,690,852)     (3,728,887)
                                                                             -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment                                         (169,254)       (448,361)
  Patents and trademarks                                                         (34,927)        (31,463)
  Other intangibles                                                             (378,958)             --
  Collection of notes receivable                                                 100,000              --
  Repayments from affiliates                                                      25,145           2,383
                                                                             -----------     -----------
  NET CASH USED BY INVESTING ACTIVITIES                                         (457,994)       (477,441)
                                                                             -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowing                                           3,943,887         500,549
  Principal payments of short-term borrowings                                 (2,092,883)     (1,007,572)
  Principal payments of long-term borrowing                                     (511,101)        (15,146)
  Issuance of common stock for cash                                            6,440,648       5,310,999
  Repayment from (advances to) stockholder                                         3,602        (151,132)
  Advances to officer                                                                 --           4,354
                                                                             -----------     -----------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                                    7,784,153       4,642,052
                                                                             -----------     -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                          (16,762)       (344,884)
                                                                             -----------     -----------
NET INCREASE (DECREASE) IN CASH                                               (1,381,455)         90,840

CASH AND CASH EQUIVALENTS - beginning of period                                3,252,685       2,676,826
                                                                             -----------     -----------
CASH AND CASH EQUIVALENTS - end of period                                    $ 1,871,230     $ 2,767,666
                                                                             ===========     ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                                 $   171,416     $   166,064
                                                                             ===========     ===========

                       See notes to financial statements.

                          SWISSRAY INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997


NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended June 30, 1996.

NOTE 2 - SUBSEQUENT EVENT

         On April 1, 1997 the Company acquired all of the issued and outstanding securities of Empower Inc., a Glen Cove, New York based distributor of X-Ray equipment and medical supplies. The acquisition was reported on Form 8-K and filed with the Securities and Exchange Commission on April 15, 1997.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS

Background Summary

        The Company acquired it wholly owned subsidiary, SR-Medical AG, in June of 1995 in exchange for 7,000,000 shares of its common stock. The merger between the Company and SR-Medical AG is considered for accounting purposes to be a recapitalization of SR-Medical AG with SR-Medical AG as the acquirer. The unaudited consolidated financial statements for all periods presented take into account SWISSRAY International, Inc. - the Parent - as well as SR-Medical AG, Teleray AG, SR-Medical GmbH and SR Finance AG., while the consolidated financial statements for the nine month period ended March 31, 1997 and for the three month period ended March 31, 1997 also take into account the accounts of Swissray Corporation, a wholly owned subsidiary formed under the laws of the State of Delaware in November 1996, which firm commenced operations in January
1997).

        This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company as at quarter ended March 31, 1997 and year ended June 30, 1996 with respect to the Company's consolidated balance sheets and the comparative three month periods ended March 31, 1997 and March 31, 1996 (as well as the comparative nine month periods ended March 31, 1997 and March 31, 1996) based upon information appearing in the Company's consolidated statements of operations and related financial statements and should be read in conjunction with such unaudited consolidated financial statements.

        The Company, operating through its subsidiaries (i.e., its wholly owned subsidiary, SR-Medical AG, and the latter's wholly owned subsidiaries, Teleray AG (a Swiss corporation) and SR-Medical GmbH (a German corporation), as well as through the Company's wholly owned subsidiaries, SR Finance AG, (a Swiss corporation) and Swissray Corporation (a Delaware corporation) remains engaged in the diagnostic X-ray medical equipment market, wherein it develops, assembles and sells worldwide, both directly and indirectly under its label SWISSRAY as well as to Original Equipment Manufacturers (OEM) partners, X-ray units and accessories. Recently, substantial efforts have been concentrated upon its newly developed digital imaging processing system called "SwissVision" designed to enhance X-ray diagnosis with computer assistance by (integrating computer technology with radiology in order to support the radiologist in diagnostic functions) utilizing a Digital, relatively recently developed, "Add-on" Bucky which allows for direct digitalization of the radiology process (and eliminates the need for the use and subsequent storage and/or retrieval of X-ray film). In that respect and as heretofore indicated in the Company's Form 10-KSB the Company had expended during fiscal year ended June 30, 1996, in excess of $1,700,000 for research and development expenditures, which expenditures accounted for approximately 20% of all operating expenses during fiscal year ended June 30, 1996. The Company's research and development expenditures during the quarter ended March 31, 1997 amounted to $460,132 or approximately 21% of all operating expenses during such quarter as compared to research and development expenditures of $299,912 or approximately 16% of all operating expenses for the quarter ended March 31, 1996. Further, the Company's research and development expenditures during the nine month period ended March 31, 1997 amounted to $2,297,965 or approximately 29% of all operating expenses during such nine month period (as compared to research and development expenditures of $819,761 or approximately 14% of all operating expenses incurred during the comparative nine month period ended March 31, 1996). Management considers its research and development expenditures (which have been by far the significant largest operating expense of the Company during the nine month period ended March 31,
1997) to be a integral and necessary expenditure in order to enhance the Company's competitive edge and continuously develop its advanced technological products within the diagnostic x-ray medical equipment industry and in particular within the digitalization of the radiology processes.

Consolidated Statements of Operations for the Comparative Nine month Periods Ended March 31, 1997 and March 31, 1996

        Net sales for the nine month period ended March 31, 1997 were $9,117,390 as compared to net sales of $7,726,869 for the comparative nine month period ended March 31, 1996, while cost of sales increased for the comparative nine month period ended March 31, 1996 from $3,851,582 to $4,901,693 (for the nine month period ended March 31, 1997) resulting in a gross profit for the nine month period ended March 31, 1997 of $4,215,697 (representing approximately 46% of net sales) as compared to $3,875,287 for the comparative nine month period ended March 31, 1996 (representing approximately 50% of net sales). Accordingly, gross profits for the comparative nine month periods increased by $340,410 (an increase of approximately 9% from the comparative nine month period ended March 31, 1996). Operating expenses increased by $2,215,725 (from $5,678,921 to $7,894,646) during the comparative nine month periods with the two largest items of operating expenses during the nine month period ended March 31, 1997 being represented by (a) the aggregate of officers and directors compensation and salaries which represented approximately 25% of all such operating expenses (as compared to representing 36% of operating expenses for the nine month period ended March 31, 1996) and (b) research and development which represented approximately 29% of all such operating expenses (as compared to representing 14% of operating expenses for the nine month period ended March 31, 1996). Primarily as a result of the above, net losses increased from $(1,619,408) for the nine month period ended March 31, 1996 to $(3,614,899) for the nine month period ended March 31, 1997; an increase in net losses of $1,995,491 - (an approximate increase of approximately 123% in net losses) which increase in net loss may be principally attributed to the $1,478,204 increase in research and development expenditures during the comparative nine month period ended March 31, 1997.

Consolidated Statements of Operations for the Comparative Three Month Periods Ended March 31, 1997 and March 31, 1996

        Net sales for the three month period ended March 31, 1997 were $3,044,971 as compared to net sales of $1,791,184 for the comparative three month period ended March 31, 1996, while cost of sales increased for the comparative three month period ended March 31, 1996 from $785,197 to $1,883,445 (for the three month period ended March 31, 1997) resulting in a gross profit for the three month period ended March 31, 1997 of $1,161,526 (representing approximately 38% of net sales) as compared to $1,005,987 for the comparative three month period ended March 31, 1996 (representing approximately 56% of net sales). Accordingly, gross profits for the comparative three month periods increased by $155,539 (an increase of approximately 15% from the comparative three month period ended March 31, 1996). Operating expenses increased by $325,111 (from $1,918,470 to $2,243,581) during the comparative three month periods with the two largest items of operating expenses during the three month period ended March 31, 1997 being represented by (a) the aggregate of officers and directors compensation and salaries which represented approximately 27% of all such operating expenses (as compared to representing 38% of operating expenses for the three month period ended March 31, 1996) and
(b) research and development which represented approximately 21% of all such operating expenses (as compared to representing 16% of operating expenses for the three month period ended March 31, 1996). Primarily as a result of the above, net losses decreased from $(851,918) for the three month period ended March 31, 1996 to $(776,295) for the three month period ended March 31, 1997; a decrease in net losses of $75,623 - (an approximate decrease of approximately 9% in net losses) which decrease in net loss may be principally attributed to the $126,751 decrease in the aggregate of officers and directors compensation and salaries during the comparative three month period ended March 31, 1997.

Consolidated Balance Sheets

        Total assets of the Company at the three month period ended March 31, 1997 and fiscal year ended June 30, 1996 were $21,115,657 and $18,793,438 respectively; a increase of $2,322,219, with total current assets increasing from $11,570,914 at June 30, 1996 to $13,114,868 at March 31, 1997 - an increase of $1,543,954. The increase in total current assets is primarily attributable to increases in accounts receivable ($141,830), inventories ($3,407,392) and prepaid expense and sundry receivable (342,934) - an aggregate increase of $3,892,156 - offset principally by decreases in cash and cash equivalents ($1,381,455) and notes receivable ($962,500) - an aggregate decrease of $2,343,955.

        Total current liabilities of the Company at the three month period ended March 31, 1997 and fiscal year ended June 30, 1996 were $8,683,961 and $8,138,182 respectively, an increase of $545,779.

        At March 31, 1997 there were no long term liabilities.

        Working capital at March 31, 1997 was $4,430,907 as compared to working capital of $3,432,732 at June 30, 1996; an increase of $998,175 (as a result of the aforesaid increase of $1,543,954 in total current assets and an increase of $545,779 in total current liabilities).

        Total stockholders' equity of the Company at the three month period ending March 31, 1997 and the fiscal year ended June 30, 1996 were $12,431,696 and $10,655,256 respectively, an increase of $1,776,440.

        The functional currencies of SR Medical AG, Teleray AG and SR Finance AG (Swiss corporations) are Swiss Francs while the functional currency of SR Medical GmbH (a German corporation) is German Marks. Gains and losses resulting from foreign currency transactions which are included in operations have been insignificant for all periods reported. However, the effects of exchange rate fluctuations on translating foreign currency assets and liabilities and results of operations from functional currency to Unites States dollars has been significant with the cumulative foreign currency translation adjustment (loss) to stockholders' equity increasing from $(836,047) at June 30, 1996 to $(1,885,357) at March 31, 1997
(an increase of $1,049,310). The foregoing was a direct result of the U.S. dollar becoming stronger against both Swiss Francs and German Marks.

Discussion and Analysis

        As heretofore disclosed in Form 8-K with date of report of January 10, 1997 (filed January 23, 1997), the Company issued convertible debentures for aggregate gross principal of $3,500,000, which debentures were convertible into shares of Company common stock at 81% of average bid price for the five trading days preceding date of conversion. All conversions were completed as of May 6, 1997 resulting in the issuance of 2,395,701 shares of Company common stock to debenture holders.

        Further and as heretofore indicated in Form 8-K with date of report of March 5, 1997 (filed March 18, 1997) the Company issued 1,000,000 shares of its common stock (pursuant to Off-Shore Securities Subscription Agreement in accordance with Regulation S under the Securities Act of 1933) for gross proceeds of $2,000,000.

        It is anticipated that substantial portions of the net proceeds received from the above referenced financings will be utilized by the Company for its continuous and ongoing research and development program, primarily with respect to its Digital AddOn System which utilizes the Company's AddOn Bucky for direct and cassettless digital acquisition of x-ray information.

        Approximately $2,300,000 has been invested in research and development during the nine month period ended March 31, 1997. Such expenditures relate principally to the following products:

1. Swiss Vision, a digital image processing system compatible with modern x-ray units.

2. Digital AddOn Bucky, an input device allowing for direct digitalization of x-ray images.

3. Digital AddOn System, a fully digital multifunctional x-ray system using AddOn Bucky and a new mobile patient table with floating top. All movements are radio controlled.

4. Bucky Diagnost TS, a ergonomically designed conventional x-ray unit with a state of the art generator.

        In the Company's Form 10-QSB for its quarter ended December 31, 1996 it reported that it had entered into an agreement in November 1996 to acquire all of the issued and outstanding securities of Empower Inc., a company engaged in the x-ray business and operating primarily in the tri-state (New York, New Jersey and Connecticut) area and further reported that it anticipated closing of such transaction during the Company's third fiscal quarter. Such transaction became effective April 1, 1997 and a brief summary of certain of the relevant terms and conditions thereof were contained in the Company's Form 8-K with date of report of April 1, 1997 (filed April 15, 1997).

        Annual Meeting

        During the third quarter of the Company's fiscal year and in particular on March 7, 1997 the Company held its Annual Meeting of Stockholders in New York, New York, at which time (in addition to the election of former Board members) Company stockholders elected Ueli Laupper to serve on the Company's Board. Mr. Ueli Laupper heads the marketing and sales department and is responsible for reporting marketing expectations to the Board. Subsequent to the Annual Meeting, a Special Meeting of the Board was held at which time Mr. Ruedi
G. Laupper was elected Chairman of the Board while continuing to maintain the position of President of the Company.

        During the Annual Meeting, shareholders approved the increase in the number of authorized shares of Company common stock from 15,000,000 to 30,000,000 shares. Management of the Company considered such authorization to be quite important to assure the future growth and/or financing and/or acquisition program (if and when necessary and advisable) of the Company.

        Additional Recent Developments

        In early February 1997, the State of Slovakia invited Company representatives to the public ceremony for the opening of the first three x-ray rooms which were outfitted with Company equipment. Deliveries and installations for this order from the Swiss government are ongoing.

        In early March 1997, Company representatives attended the ECR radiology congress in Vienna, Austria, for further presentation of its Digital AddOn System. Prospective buyers especially from Eastern European and Asian countries were quite numerous and expressed substantial interest in both the Company's digital x-ray and its conventional x-ray equipment.

        During March 1997, the first two units of Bucky Diagnost TS (state of the art conventional x-ray equipment fully developed by the Company) were delivered and this is the second product (besides the MRS system) which is part of the multimillion dollar Original Equipment Manufacturing ("OEM") contract with Philips. Incoming orders and forecasts for the period through December 31, 1997 appear promising. Additionally, forecasts for deliveries of MRS x-ray units under the aforesaid OEM Agreement with Philips indicate numbers which should permit the Company to expedite shipments and resolve delays heretofore incurred. Management considers its relationship with Philips to be quite satisfactory and mutually rewarding and is pleased to indicate that Philips has demonstrated its satisfaction with the Company and its products by inviting the Company as a key supplier, to Philips "Customer Day" held in Hamburg, Germany.

        Against what management of the Company considered to be substantial competition the Company was awarded two contracts with hospitals located in Montreux and Aigle (Switzerland) to supply such hospitals with two Computer Tomography Systems of the "CT Twin Flash" type with Omnipro Workstation with total estimated billings U.S.$1,100,000. The deliveries of these two units are expected to be completed in May 1997.

        As of April 1, 1997 Dr. med. Felix Riedel entered the Company's management team. Dr. med. Riedel is a medical specialist in radiology and nuclear medicine with his principal responsibilities being in the following areas: participation in all kinds of development (especially digital x-ray technologies), product management and publication of academic reports and product-related reports. Dr. med. Riedel's employment signifies an increase in the strength of Company management on both the academic and scientific sides.

                                     PART II




Item 1.        Legal Proceedings -                                        *

Item 2.        Changes in Securities -                                   (1)

Item 3.        Defaults Upon Senior Securities -                        None

Item 4.        Submission of Matters to a
                Vote of Security Holders -                               (2)

Item 5.        Other Information -                                      None

Item 6.        Exhibits and Reports on Form 8-K -  as follows:

               Form 8-K with date of report January 10, 1997 - filed January 23, 1997 Form 8-K with date of report March 5, 1997 - filed March 18, 1997



* Reference is herewith made to Form 10-KSB for fiscal year ended June 30, 1996 and financial statements included therein and in particular to Part I, Item 3 and Note 27 to the consolidated financial statements, the full contents of which are herewith incorporated by reference in accordance with Rule 12b-23 of the General Rules and Regulations under the Securities Exchange Act of 1934.

(1) Increase in authorized shares of common stock from 15,000,000 to 30,000,000 in accordance with stockholder approval at March 7, 1997 Annual Meeting of Stockholders.

(2) At the Company's aforesaid Annual Meeting of Stockholders principal matters that were submitted for stockholders' vote related to (a) the aforesaid increase in authorized shares, (b) the heretofore indicated nomination and election of Company Board of Directors and (c) the appointment of Bederson & Company LLP as independent auditors of the Company for fiscal year ending June 30, 1997.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            SWISSRAY INTERNATIONAL, INC.


                                                   /Josef Laupper/
                                            By______________________________
                                                Josef Laupper, Secretary

Dated: May 13 , 1997