Form 10KSB
period 1997-06-30
SWISSRAY INTERNATIONAL INC
filed 1997-09-30
CIK 1002137

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1997

               TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from        to
                                               ------    ------

                         Commission file number 0-26972

                          SWISSRAY INTERNATIONAL, INC.
                 (Name of Small Business Issuer in Its Charter)


                  New York                                 16-0950197
      (State or Other Jurisdiction of                   (I.R.S. Employer
       Incorporation or Organization)                  Identification No.)

           200 East 32nd Street, Suite 34-B, New York, New York 10016
               (Address of Principal Executive Office)        (Zip Code)

         United States - 212-545-0095 Switzerland - 011 41 41 919 90 50
                (Issuer's Telephone Number, Including Area Code)

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

                             Yes  xx         No
                                 ----           ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year - $13,151,701

The number of shares outstanding of each of the Registrant's classes of Common Stock, as of September 10, 1997 is 20,857,051 shares, all of one class of common stock, $.01 par value. Of this number a total of 16,304,461 shares having an aggregate market value of $27,521,930, based on the closing price of the Registrant's common stock of $1.688 on September 10, 1997 as quoted on the NASDAQ Small Cap market, were held by non-affiliates* of the Registrant.

* Affiliates for the purpose of this item refers to the Registrant's officers and directors and/or any persons or firms (excluding those brokerage firms and/or clearing houses and/or depository companies holding Registrant's securities as record holders only for their respective clienteles' beneficial interest) owning 5% or more of the Registrant's Common Stock, both of record and beneficially.

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                           Yes               No  xx
                                 ----           ----

Not Applicable

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20,857,051 shares as of September 10, 1997.

Transitional Small Business Disclosure Format:   Yes    No [x]

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security-holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act").

None

                                TABLE OF CONTENTS



                                                                          Page
                                                                          Number
                                                                          ------
PART I

Item 1.    Description of Business

Item 2.    Description of Property

Item 3.    Legal Proceedings

Item 4.    Submission of Matters to a Vote of Security Holders

PART II

Item 5.    Market For Common Equity and Related Stockholder Matters

Item 6.    Management's Discussion and Analysis or Plan of Operation

Item 7.    Financial Statements                                           F1-F23

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Item 10.   Executive Compensation

Item 11.   Security Ownership of Certain Beneficial Owners and
           Management

Item 12.   Certain Relationships and Related Transactions

Item 13.   Exhibits, List and Reports on Form 8-K

                                     PART I


ITEM 1.        DESCRIPTION OF BUSINESS

BACKGROUND SUMMARY

         The Registrant was incorporated under the laws of the State of New York on January 2, 1968 under the name CGS Units Incorporated. On June 15, 1994, the Registrant merged with Direct Marketing Services, Inc. and changed its name to DMS Industries, Inc. In May of 1995 the Registrant discontinued the operations then being conducted by DMS Industries, Inc. and acquired all of the outstanding securities of SR-Medical AG, a Swiss corporation engaged in the business of manufacturing and selling X-ray equipment, components and accessories. On June 5, 1995 the Registrant changed its name to Swissray International Inc. The Registrant's operations are being conducted principally through its wholly owned subsidiaries, SR-Medical AG, the latter's wholly owned subsidiaries, Teleray AG, a Swiss corporation, and Swissray Deutschland (Rontgentechnik) GmbH (formerly known as SR-Medical GmbH), a German limited liability company, as well as through the Company's wholly owned subsidiaries, SR Management AG (formerly SR Finance AG), a Swiss corporation, Swissray Medical Systems Inc. (formerly Swissray Corporation), a Delaware corporation, and Empower, Inc., a New York corporation (d/b/a Swissray Empower Inc.). Unless otherwise specifically indicated, all references hereinafter to the "Company" refer to the Registrant and its subsidiaries.

BUSINESS

         The Company is active in the markets for diagnostic imaging devices for the health care industry. Diagnostic imaging devices include X-ray equipment for plane projections, computer tomography ("CT") systems and magnetic resonance imaging ("MRI") systems for three dimensional projections, nuclear medicine ("NM") imaging devices and ultrasound devices. The Company is primarily engaged in the business of manufacturing and selling diagnostic X-ray equipment for all radiological applications. In addition, the Company is in the business of selling imaging systems and components and accessories for X-ray equipment and providing related services. In Switzerland, the Company is the exclusive distributor of CT systems, MRI systems and NM systems manufactured by Elscint Ltd., a leading Israeli manufacturer of diagnostic imaging systems and other technologically advanced products.

         X-rays were discovered in 1895 by Wilhelm Konrad Rontgen. Shortly thereafter, X-ray imaging found numerous applications for medical diagnostic and non-medical purposes. Today, medical X-ray imaging is a fundamental tool in bone and soft tissue diagnosis. X-ray diagnosis is primarily used in orthopedics, traumatology, gastro-enterology, angiography, urology, mammography and pulmology. The principal elements of a diagnostic X-ray system are the X-ray generator, the X-ray tube and the bucky device. The generator generates high tension, which is converted into X-rays in the X-ray tube. The X-rays so created are then penetrating a patient's body and subsequently expose a polyester based film contained in the bucky device. Different types of diagnostic X-ray equipment have been developed for different uses. A typical room used for general

X-ray examinations (bucky room) contains an X-ray system which includes a table with a bucky device for examinations of recumbent patients (bucky table) and a wall stand with a second bucky device for examinations of sitting and standing patients (bucky wall stand).

         The Company's marketing strategy is to offer to its customers a complete package of products and services in the field of radiology, including equipment, accessories and related services. The Company's products include a full range of conventional X-ray equipment, the direct digital AddOn-Multi-System and the SwissVision(TM) line of DICOM 3.0 compatible postprocessing work stations operating on a Windows NT platform. Instead of using a bucky device which contains a cassette, a screen and a polyester-based film as in a conventional X-ray system, the bucky of a direct digital X-ray system contains a detector which directly converts the X-rays into digital information. The AddOn-Multi-System, which uses the Company's AddOn Bucky(TM) as a detector, for the first time makes possible all plane X-ray examinations on the recumbent, upright and sitting patient without the use of cassettes, films, chemicals or phosphor plates. The AddOn-Multi-System includes a SwissVision(TM) workstation which permits the postprocessing of digital image data and the transfer of such data through central networks or via telecommunications systems.

         During the 100 years in which X-ray imaging has been used for medical purposes, there has been a continuous trend to improve image quality, to reduce the radiation dose and to improve the ergonomic features of X-ray equipment. Management believes that the direct digital radiography (ddR) technology developed by the Company will take this development to the next level because the ergonomically advanced AddOn-Multi-System provides an excellent image quality with minimal radiation doses and at the same time reduces operating expenses through the elimination of films, phosphor plates or cassettes and the handling, development and storage thereof.

         Based on the results of marketing and technical research undertaken by the Company, the Company decided during the fiscal year ended June 30, 1997 not to market the Company's direct digital detector, the AddOn Bucky(TM), as a retrofit product for conventional X-ray systems, but rather to offer a complete multi-functional direct digital X-ray system which combines the functions of a conventional bucky table and a bucky wall stand. The primary reason for the Company's new strategy was management's belief that potential customers can achieve cost benefits with a multi-functional X-ray system compared to retrofitting existing equipment. These cost benefits result primarily from the fact that a multi-functional direct digital X-ray system only requires one detector, the most expensive part of a direct digital X-ray system, to replace the two bucky devices used in a typical conventional bucky room. Additional reasons were an upcoming regulatory change in Europe, quality concerns and potential problems in the after-sales market. As a result, management of the Company came to the conclusion that market acceptance of a complete direct digital system would be greater than that of a digital detector alone. The Company's new strategy with respect to its direct digital technology required the incurrence of significant additional research and development expenses. Due to this effort, the AddOn-Multi-System was developed during the fiscal year ended June 30, 1997. The first product has been delivered to a customer during the first quarter of the 1997/98 fiscal year and additional deliveries are scheduled for the second quarter. See Item 1 - "Research and Development" and Item 6 - "General".

         Services provided by the Company include the installation of imaging equipment, after-sales services for imaging equipment, consulting services and application training of radiographers.

         During the fiscal year ended June 30, 1997, the Company had aggregate sales of $13,151,701 and a net loss of $10,889,628, compared with aggregate sales of $10,899,222 and a net loss of $1,891,42 during the fiscal year ended June 30, 1996. The increase in the Company's operating loss is due to the significant expenses associated with the development of the Company's products and the building of the Company's organization and market position on the one hand and the absence of a significant increase in sales as a result of the delay in the market introduction of certain of the Company's products, in particular the AddOn-Multi-System and the Bucky Diagnost TS, on the other hand.

         The Company estimates that the global market for X-ray equipment, accessories and related services is approximately $5 billion, 45% of which is in the United States, 26% in Western Europe, 19% in Japan and 10% in the rest of the world (Sources: National Electrical Manufacturers Association; Market Line). The Company's principal markets for its X-ray equipment, components and accessories by country are Switzerland, the United States and Germany constituting 17%, 15% and 11% of the Company's sales during the fiscal year ended June 30, 1997 respectively. For the fiscal year ended June 30, 1997, 22% of the Company's sales were made in Eastern Europe, primarily attributable to the delivery of conventional X-ray equipment to hospitals located in Eastern Europe under a contract financed by the Swiss government. The Company believes that because of the need to bring medical services to Western standards Eastern Europe continues to offer interesting opportunities as a market for the Company's conventional X-ray equipment and accessories. The Company has also been able to gain access to markets in Asia, the Middle East and Africa.

         The Company believes that the principal markets for its direct digital X-ray equipment are located in North America and Western Europe, where the first sales of the AddOn-Multi-System have been made. The Company submitted both its AddOn Bucky(TM) and the AddOn-Multi-System to the United States Food and Drug Administration ("FDA") for Section 510(k) clearance. The Company expects that the necessary authorization to market the AddOn-Multi-System in the United States should be forthcoming. However, no assurance can be given as to when or if at all such authorization will be obtained. Upon obtaining the required approval from the FDA, the Company intends to sell the AddOn-Multi-System in the United States through its subsidiaries and other channels.

         Consistent with the Company's marketing strategy, during the fiscal year ended June 30, 1997 the Company has made a significant effort to build a market position in the United States and Germany, the biggest European market. On November 6, 1996 it formed Swissray Corporation (which has been renamed Swissray Medical Systems, Inc.), a Delaware corporation located in Azusa, California, to conduct market research in the United States, develop strategies for the penetration of the US imaging and health care servicing market and explore various strategic alternatives for the Company. On April 1, 1997 the Company acquired a controlling interest in Empower, Inc. ("Empower"), located in Glen Cove, New York. Empower is engaged in distributing and servicing diagnostic X-ray equipment and accessories in the New York/New Jersey/Connecticut area. During the fiscal year ended June 30, 1997, the Company also significantly increased its research and development capacities and created a new Information Solution Division which will be engaged in developing imaging software and Picture Archiving and Communications Systems
(PACS), as well as consulting activities. This division will be located in Gig Harbor, Washington and headed by Michael J. Baker, who has more than 20 years experience in radiology, most recently as head of cd Lockheed Martin's Medical Imaging Systems division. (see Item 1 - "Research and Development").

PRODUCTS

         The Company's products include a full range of conventional X-ray equipment, a multi-functional direct digital X-ray system, the AddOn-Multi-System, and the SwissVision(TM), line of DICOM 3.0 compatible postprocessing Work Stations operating on a Windows NT platform. Currently, most of the Company's X-ray equipment is manufactured and developed in Switzerland. On July 26, 1996, SR Medical AG, the Company's marketing subsidiary, was ISO 9002 and EN 46002 certified.

Conventional X-ray Equipment, Imaging Systems, Components and Accessories

         The Company manufactures and sells conventional diagnostic X-ray equipment for radiological applications. The conventional X-ray equipment manufactured by the Company includes X-ray generators, basic X-ray equipment, bucky table systems, mobile X-ray systems, mobile C-arm systems, fluoroscopy systems, urology systems and remote controlled examination systems. In addition, the Company is selling components and accessories for X-ray systems. In general, the components and accessories for X-ray equipment sold by the Company are manufactured by third parties. In Switzerland, the Company is the exclusive distributor of CT systems, MRI systems and NM systems manufactured by Elscint Ltd., a leading Israeli manufacturer of diagnostic imaging systems and other technologically advanced products.

Original Equipment Manufacturing (OEM)

         On June 11, 1996, the Company entered into a new OEM Agreement (the "Philips OEM Agreement") with Philips Medical Systems GmbH which replaced a previous OEM Agreement with Philips, dated July 29, 1992. The Philips OEM Agreement provides for the production of two conventional X-ray systems, the Bucky Diagnost TS bucky table and a multi-radiography system (MRS), which is approved by the World Health Organization (WHO) as a World Health Imaging System for Radiology (WHIS-RAD). As a result, the Company's MRS system may be tendered in projects financed by the World Bank. Under the Philips OEM Agreement these two products are marketed by Philips through its existing distribution network. The initial term of the Philips OEM Agreement expires on December 31, 2000 and may be extended for additional periods of 12 months.

Digital AddOn-Multi-System/SwissVision

         The AddOn-Multi-System is the first multi-functional direct digital radiography (ddR) system available which allows all plane X-ray examinations in a direct digital way. The AddOn-Multi-System is able to perform on the recumbent, upright and sitting patient all radiological examinations necessary in orthopedics, traumatology, chest examination rooms and emergency rooms. The AddOn-Multi-System uses the Company's AddOn Bucky(TM) as the digital detector, which is able to make available an X-ray image in a direct digital way for diagnostic study within 16 to 20 seconds. The Company's direct digital technology eliminates the handling, development and storage of cassettes, films, chemicals or phosphor plates. As a consequence, operating costs are significantly reduced and the efficiency and the throughput of the bucky room can be increased. The Company believes that an additional advantage of the Company's AddOn-Multi-System is the fact that all such X-ray examinations can be made with the use of only one digital detector, the most expensive part of an X-ray system using direct digital technology. The AddOn-Multi-System includes a SwissVision(TM) workstation for the postprocessing of the digital X-ray images. See Part I, Item 1 - "Business" and "Competition".

         The Company's line of SwissVision(TM) postprocessing workstations permit the postprocessing of digital X-ray images, including section, zooming, enlargement, soft tissue and bone structure imaging, accentuation of the limitation of the joints, noise suppression, presentation of different fields of interest within an area and archiving and transferring the data through central networks and telecommunication systems. In addition, the SwissVision(TM) post-processing workstations are able to analyze data stored with respect to a particular patient. As a result, consistent image quality of different images of the same patient can be achieved. The workstations operate on a Windows NT platform and are DICOM 3.0 compatible.

Services

         The services offered by the Company include the installation and after sales servicing of imaging equipment, consulting services and application training of radiographers. In the future, the Company plans to also offer products and services related to networking, archiving and electronic distribution of digital X-ray images, including Picture Archiving and Communications Systems (PACS).

CUSTOMERS AND DISTRIBUTION

         The Company's customers are hospitals, clinics, radiology centers and physicians generally. The Company is marketing its products and services directly through its own sales force in Switzerland, Germany and the United States and through resellers in these and other markets. The Company is primarily active in the markets for complete X-ray systems, individual components (retrofitting), X-ray accessories and related services. The Company plans to also enter the markets for products and services related to networking, archiving and electronic distribution of digital X-ray images. The Company believes that in the foreseeable future there will be a continuous growth world-wide in the markets for complete X-ray systems, components, accessories and related services because of the improvement of health care services in developing countries and Eastern Europe and the necessity to meet increasingly stricter regulations with respect to radiation dosage and other safety features and environmental hazards in many jurisdictions. With the transition from conventional to digital X-ray systems, the demand for products and services related to networking, archiving and electronic distribution of digital X-ray images will grow in industrialized countries. In these markets the demand for conventional X-ray equipment, accessories and related services will decrease over time.

         In the past, the Company has made a significant amount of sales to a few large customers. For the fiscal year ended June 30, 1997 sales to the Company's two largest customers accounted for approximately 33% of all revenues while sales to the Company's single largest customer during such period accounted for approximately 18% of all revenues. The Company considers the relationship with its largest customers to be satisfactory. Historically, the identity of the Company's largest customers and the volumes purchased by them has varied. The loss of one or more of the Company's current two largest customers or a reduction of the volume purchased by either of them would have an adverse effect upon the Company's sales until such time, if ever, as significant sales to other customers can be made. The Company expects that as sales of its AddOn-Multi-System increase, the Company's revenue will be less dependent on a few large customers. See also note 27 to the Company's consolidated financial statements for additional information with respect to both the Company's two largest customers and single largest customer for the fiscal year ended June 30, 1997.

RESEARCH AND DEVELOPMENT

         During the fiscal year ended June 30, 1997, the Company incurred expenses related to research and development of $5,786,158 (accounting for 38% of the Company's operating expenses), compared to $1,700,000 (accounting for 20% of the Company's operating expenses) during the previous fiscal year. The increase of the Company's research and development costs by 234% resulted primarily from the Company's decision not to market the AddOn Bucky(TM) as a retrofit product for existing conventional bucky table X-ray systems, but rather to offer a complete multi-functional direct digital X-ray system which combines a conventional bucky table and a bucky wall stand and includes a postprocessing system. The Company will continue to have significant research and development expenses associated with the development of new products (including diagnostic hardware and software products and new digital X-ray products) and improvements to existing products manufactured by the Company. New products currently being developed by or on behalf of the Company include a new digital C-arm system, a digital remote controlled fluoroscopy system, a conventional bucky-table system and a multi-functional floating table.

         On June 30, 1997, the Company employed six people in research and development. The number of people employed in research and development has been increased by 50% since June 30, 1996. The Company is outsourcing certain research and development activities (such as the development of the Company's mobile units, C-arm systems and fluoroscopy tables) and intends to continue this policy in the future. On April 1, 1997, Dr. Felix Riedel, a well-known specialist in radiology and nuclear medicine with twenty years of clinical and scientific experience in the United States and Europe joined the Company as head of the Company's research and development department. Dr. Riedel has received numerous awards for his achievements in diagnostic radiology from scientific and academic institutions. He is a member of the Swiss Society of Radiology, a full voting member of the International Society of Magnetic Resonance Imaging and a corresponding member of the North American Society of Radiology.

         The Company has established a scientific board to support its research and development projects and to enable the Company to develop technologically advanced products. The Company believes that the integration of academic institutions and hospitals will allow the Company to save research and development expenses and will provide it with access to clinical and scientific experience and know-how. Currently, the following individuals have been appointed to this scientific board: Dr. Felix Riedel, Chairman, Prof. Dr. med. Michael Meves, head of the Central Radiology Department at the Northeast Hospital in Frankfurt/Main, Germany, Prof. Dr. med. Hanfried Weigand, head of the Central Radiology Department of the Dr. Horst-Schmidt-Clinic in Wiesbaden, Germany, Dr. med. Paul Jegge, Co-head of the Radiology Department at the Regional Hospital, Langenthal, Switzerland, Hans Behrendt, General Manager of Elscint GmbH, and Michael L. Baker, head of the Company's Information Solution division.

RAW MATERIALS AND SUPPLIERS

         The Company has a policy of outsourcing the manufacturing of components for its X-ray equipment whenever such outsourcing is more efficient and cost effective than in-house production. In particular, components for which serial production is available are produced by third-party manufacturers according to Company specifications. Generally, the X-ray accessories sold by the Company are manufactured by third parties.

         There is virtually no stock of finished X-ray equipment on the Company's premises for any extended period of time since X-ray equipment is generally manufactured at a customer's request. The Company stocks such components and accessories as it deems necessary. At June 30, 1997 finished products accounted for approximately 21% of inventory while raw material, parts and supplies accounted for approximately 67% of inventory and work in process for approximately 12%.

         In general, key components for the Company's X-ray equipment can be obtained from several sources and the Company has entered into supply agreements with certain of its suppliers. The CCD camera, a key component of the AddOn Bucky(TM), has been developed on the Company's behalf by the Philips Components division of Philips GmbH, Hamburg. Philips Components has entered into an exclusive supply agreement with the Company (which is currently being restated) and the Company considers its relationship with Philips Components to be satisfactory. While other suppliers of CCD cameras are available, a significant amount of time would be required to integrate a CCD camera of another supplier into the Company's AddOn-Multi-System and there can be no assurance that such integration could be achieved in a timely manner. The Company believes that there is no anticipated shortage in the supply of key components for its X-ray equipment.

COMPETITION

         The markets in which the Company operates are highly competitive. Most of the Company's competitors are significantly larger than the Company and have access to greater financial and other resources than the Company. The principal competitors for the Company's X-ray equipment are General Electric, Siemens, Toshiba, Trex Medical, Shimatsu, Picker and Philips. In the market for conventional X-ray equipment, the Company's strategy is to focus on niche products and standard equipment.

         The only direct digital X-ray systems other than the AddOn-Multi-System currently available are chest examination systems offered by Philips and IMIX, a Finnish manufacturer. None of these systems is able to perform bone examinations on extremities. The Company's AddOn-Multi-System is the only multi-functional direct digital X-ray system currently available which allows all plane X-ray examinations on the recumbent, upright and sitting patient without the use of cassettes, films, chemicals or phosphor plates. A number of companies, including certain of the Company's competitors in the markets for conventional X-ray equipment, are currently developing direct digital X-ray detectors or direct digital X-ray systems for specific applications (such as mammography). To the Company's knowledge there is no competing multi-functional X-ray system currently being developed.

INTELLECTUAL PROPERTY

         The Company has obtained patent protection for certain aspects of its conventional X-ray technology. The Company has filed patent applications covering certain aspects of its direct digital technology in key markets in Europe, North-America and Asia, including the United States, Canada, Switzerland and Germany. There can be no assurance, however, as to the breadth or degree of protection which such patents may afford the Company, that any patent applications will result in issued patents or that patents will not be circumvented or invalidated. Although the Company believes that its products do not infringe patents or violate proprietary rights of others, it is possible that infringement of proprietary rights of others has occurred or may occur. In the event the Company's products infringe patents or proprietary rights of others, the Company may be required to modify the design of its products or obtain a license. There can be no assurance that the Company will be able to do so in a timely manner, upon acceptable terms and conditions or at all. The failure to do any of the foregoing could have a material adverse effect upon the Company. In addition, there can be no assurance that the Company will have the financial or other resources necessary to enforce or defend a patent infringement action and the Company could, under certain circumstances, become liable for damages, which also could have a material adverse effect on the Company.

         The Company also relies on proprietary know-how and employs various methods to protect its concepts, ideas and technology. However, such methods may not afford complete protection and there can be no assurance that others will not independently develop such technology or obtain access to the Company's proprietary know-how or ideas. Furthermore, although the Company has generally entered into confidentiality agreements with its employees, suppliers and developers, there can be no assurance that such arrangements will adequately protect the Company. The Company has obtained licenses to use certain technology which is essential for certain of the Company's products, including certain software used for its line of SwissVision(TM) postprocessing systems.

         The Company considers the Swissray name as material to its business and has obtained, or is in the process of obtaining, trademark protection in key markets. The Company is not aware of any claims or infringement or other challenges to the Company's rights to use this or any other trademarks used by the Company.


REGULATORY MATTERS

         The Company's X-ray equipment, components and related accessories are subject to regulation by national or regional authorities in the markets in which the Company operates. Pursuant to the Federal Food, Drug and Cosmetic Act, X-ray equipment is a class II medical device which may not be marketed in the United States without prior approval from the FDA. The Company submitted both its AddOn-Bucky(TM) and the AddOn-Multi-System for Section 510(k) clearance with the FDA. The Company expects that the necessary authorization to market the AddOn-Multi-System in the United States should be forthcoming. However, no assurance can be given as to when or if at all such authorization will be obtained. The electrical components of the Company's products are subject to electrical safety standards in many jurisdictions, including Switzerland, EU, Germany and the United States. The Company believes that it is in compliance in all material respects with applicable regulations.

ENVIRONMENTAL MATTERS

         The Company is subject to various environmental laws and regulations in the jurisdictions in which it operates, including those relating to air emissions, wastewater discharges, the handling and disposal of solid and hazardous wastes and the remediation of contamination associated with the use and disposal of hazardous substances. The Company owns or leases properties and manufacturing facilities in Switzerland, the United States and Germany. The Company, like its competitors, has incurred, and will continue to incur, capital and operating expenditures and other costs in complying with such laws and regulations in both the United States and abroad. As a result of the operation of the Company's business, the Company may have potential liability with respect to the remediation of past contamination in certain of its presently and formerly owned or leased facilities in both the United States and abroad. In addition, certain of the Company's facilities may have used substances or generated and disposed of wastes which are or may be considered hazardous. It is possible that such sites, as well as disposal sites owned by third parties to which the Company has sent wastes, may in the future be identified and become the subject of remediation. Accordingly, although the Company believes that it is in substantial compliance with applicable environmental requirements and the Company to date has not incurred material expenditures in connection with environmental matters, it is possible that the Company could become subject to additional environmental liabilities in the future that could result in an adverse effect on the Company's financial condition or results of operations.

EMPLOYEES

         As of June 30, 1997, the Company had approximately 110 employees. Of these 53 were employed in Switzerland, 47 in the United States and 10 in European countries other than Switzerland. The Company believes that its relationship with employees is satisfactory. The Company has not suffered any significant labor problems during the last five years.

ACQUISITION OF EMPOWER

         On April 1, 1997, the Company acquired from J. Douglas Maxwell a controlling interest in Empower, and the right to acquire the remaining interest in Empower, which is being held in escrow pending the payment in full of a certain payment obligation to the former holder thereof, in exchange for a consideration consisting of (i) 80,000 shares of Common Stock of the Registrant,
(ii) the right to receive an additional 30,000 shares of Common Stock of the Registrant in the event Empower meets certain performance goals, (iii) options to purchase 125,000 shares of Common Stock of the Registrant at an exercise price of $4.00 under the Registrant's 1996 Non-Statutory Stock Option Plan, (iv) a convertible debenture, due February 28, 2000, in the principal amount of $62,266.49 and convertible into common stock of the Registrant at 80% of the market price at the date of conversion and (v) the assumption of a payment obligation in the aggregate amount of approximately $72,600 as of the date of closing of the transaction to the holder of the remaining interest in Empower. The last payment is scheduled to be made in April, 1998. In connection with this transaction, the Company also issued 150,000 options to purchase shares of Common Stock of the Registrant at an exercise price of $3.50 to 14 employees of Empower under the Company's 1996 Stock Option Plan. During the nine-month period ended March 31, 1997, Empower had net sales of $4,218,355 and a net loss of $232,342. As of March 31, 1997, Empower had assets in an aggregate amount of $2,043,330.

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The Directors and Executive Officers of the Company, as of September 28, 1997, were as follows:

Name                 Position(s) Held                                       Age
----                 ----------------                                       ---
Ruedi G. Laupper     Chairman of the Board of Directors,                    47
                      President and Chief Executive Officer
Josef Laupper        Secretary, Treasurer and a Director                    52
Ueli Laupper         Vice President International Sales and Director        27
Dr. Erwin Zimmerli   Director                                               50
Herbert Laubscher    Chief Financial Officer                                31

         Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and have qualified.

         Ruedi G. Laupper has been President and a director of the Registrant since May 1995 and Chairman of the Board of Directors since March 1997. In addition, he is Chairman of the Board of Directors and President of the Company's principal operating subsidiaries. Ruedi G. Laupper is the founder of the predecessor of SR-Medical AG and was Chief Executive Officer of SR-Medical AG until May 1995. He has approximately 22 years of experience in the field of radiology.

         Josef Laupper is the brother of Ruedi G. Laupper and has been Secretary, Treasurer and a director of the Registrant since May, 1995. He has held comparable positions with SR-Medical AG, Teleray AG and their respective predecessors since 1990. He is principally in charge of the Company's administration. Josef Laupper has in excess of 18 years of experience within the medical device business.

         Ueli Laupper, 27 years of age, is the son of the Company's President with overall Company responsibilities in the area of international marketing and sales with approximately seven years of experience within the international X-ray market. He was Chief Executive Officer of SR Medical AG from July 1995 until June 30, 1997.

         Dr. Erwin Zimmerli has been a director of the Company since May, 1995. Since receiving his Ph.D. degree in law and economics from the University of St. Gall, Switzerland in 1979, Dr. Zimmerli has served as head of the White Collar Crime Department of the Zurich State Police (1980- 86), an expert of a Swiss Parliamentary Commission for penal law and Lecturer at the Universities of St. Gall and Zurich (1980-87), Vice President of an accounting firm (1987-1990) and Executive Vice President of a multinational aviation company (1990-92). Since 1992 he has been actively engaged in various independent consulting capacities primarily within the Swiss legal community.

         Herbert Laubscher joined the Company as a manager responsible for finance and controlling on August 2, 1996. He was appointed Chief Financial Officer of the Registrant on September 15, 1997. Herbert Laubscher obtained his graduate degree in business administration from the University of St. Gall, Switzerland in October 1992. From October 1992 until June 1995 he was an accountant with Price Waterhouse in Zurich. Prior to joining the Company he served as group financial officer of AZ Zibatra Holding GmbH in Leipzig, Germany.

ITEM 2.       DESCRIPTION OF PROPERTY

         The Company leases approximately 13,000 square feet of office and showroom space in Hitzkirch, Switzerland. On April 12, 1997, the production facility rented by the Company in Hochdorf, Switzerland was affected by a fire in an adjacent facility. On May 15, 1997, the Company purchased a new office and production facility of approximately 43,000 square feet and moved its entire production to this facility. The Company plans to move the offices and other facilities located in its Hitzkirch facility to the new Hochdorf facility during the third quarter of the fiscal year ending June 30, 1998. The Company believes that its new Hochdorf facility provides it with sufficient production and office space to meet its demand in Switzerland in the foreseeable future.

         The Company also leases approximately 9,000 square feet of office and warehouse space in Glen Cove, New York. In addition, the Company also leases office space in New York City, Azusa, California, Gig Harbor, Washington and Wiesbaden, Germany.

ITEM 3.       LEGAL PROCEEDINGS


           On or about July 7, 1995, the Company commenced litigation against a former officer and director of a corporate predecessor alleging certain improprieties on the part of such officer and seeking monetary compensation as a result thereof. Such defendant responded (in September 1995) by filing certain affirmative defenses and counterclaims against the Company and others and subsequently brought (together with certain of his family members) an action against the Company in the same court which action raised issues and claims substantially similar to those raised in the aforesaid counterclaims. The two actions were assigned to the same judge and the Company moved successfully to dismiss both the counterclaims and the second action. Leave to replead both claims were granted and amended counterclaims and an amended complaint were served and filed and the Company again successfully moved to dismiss both pleadings. Following the most recent dismissal, counsel for the Company and the aforesaid former officer entered into settlement discussions. Both the Company and defendant have agreed to dismiss all claims and counter claims against each other, and are awaiting for formal written releases to be executed.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         (a) Market Information. The Registrant's common stock is listed on the Nasdaq SmallCap Market and traded under the symbol SRMI. The following table sets forth, for the periods indicated, the range of high and low bid prices on the dates indicated for the Company's securities indicated below for each full quarterly period within the two most recent fiscal years (if applicable) and any subsequent interim period for which financial statements are included and/or required to be included.

                Fiscal Year Ended June 30, 1996         Quarterly Common Stock Price
                          By Quarter                             Ranges (1)
                -------------------------------         ----------------------------
Quarter                   Date                           High                Low
-------                   ----                           ----                ---
1st                       September 30, 1995(1)          $6.8125             $6.00
2nd                       December 31, 1995(1)           $7.875              $5.50
3rd                       March 31, 1996(1)              $7.25               $4.4375
4th                       June 30, 1996                  $6.50               $5.25

                Fiscal Year Ended June 30, 1997         Quarterly Common Stock Price
                          By Quarter                             Ranges (1)
                -------------------------------         ----------------------------
Quarter                   Date                           High                Low
-------                   ----                           ----                ---
1st                       September 30, 1996             $5.0625             $3.6875
2nd                       December 31, 1996              $4.00               $2.375
3rd                       March 31, 1997                 $3.5625             $1.6875
4th                       June 30, 1997                  $3.250              $1.4063

(1) The Registrant's common stock, $.01 par value (the "Common Stock"), began trading on the Nasdaq SmallCap market on March 20, 1996 with an opening bid of $4.75. The following statement specifically refers to the Common Stock activity, if any, prior to March 20, 1996. The existence of limited or sporadic quotations should not of itself be deemed to constitute an "established public trading market". To the extent that limited trading in the Registrants's Common Stock took place, such transactions have been limited to the over-the-counter market. Until March 20, 1996, all prices indicated are as reported to the Company by broker-dealer(s) making a market in its common stock in the National Quotation Data Service ("pink sheets") and in the Electronic Over-the-Counter Bulletin Board. Through such date the Registrant's Common Stock was not traded or quoted on any automated quotation system other than as indicated herein. The over-the-counter market and other quotes indicated reflect inter-dealer prices without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

         (b) Holders. As of September 10, 1997 there were 748 stockholders of the Registrant's Common Stock (as indicated on its transfer agent's certified list of stockholders as of September 10, 1997).

         (c) Dividends. The payment by the Registrant of dividends, if any, in the future rests within the discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, its capital requirements and its financial condition, as well as other relevant factors. The Registrant has not paid or declared any dividends upon its Common Stock since its inception and, by reason of its present financial status and its contemplated financial requirements, does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

         (a) Title and Amount of Securities and Date of the Transaction. On August 19, 1997, the Registrant issued $5,000,000 aggregate principal amount of 6% convertible debentures (the "Convertible Debentures"), convertible into Common Stock of the Registrant in the manner described under (e) below.

         (b) Name of the Placement Agent. Rolcan Finance Ltd., London, United Kingdom.

         (c) Consideration Received. The aggregate offering price of the Convertible Debentures was $5,000,000. After deducting underwriting discounts, commissions and escrow fees in the aggregate amount of $681,250 the Registrant received a net amount of $4,318,750.

         (d) Persons or Classes of Persons to whom the Securities Were Sold and Exemption from Registration Claimed. All Convertible Debentures were issued to accredited investors as defined in Rule 501(a) of Regulation D promulgated under the Act ("Regulation D") and the Company has received written representations from each investor to that effect.

         (e) Terms of Conversion. 50% of the face amount of the Convertible Debentures are convertible into shares of Common Stock of the Registrant at any time after November 3, 1997 and the remaining 50% of the face value of the Convertible Debentures are convertible into shares of Common Stock of the Registrant after December 3, 1997, in each case at a conversion price equal to 80% of the average closing bid price for the five trading days preceding the date of conversion. Any Convertible Debentures not so converted are subject to mandatory conversion by the Registrant on the 36th monthly anniversary of the date of issuance of the Convertible Debentures.

         On each of May 15, 1997 and on June 15, 1997, the Registrant issued $2,000,000 principal amount of 6% convertible debentures convertible into Common Stock on terms similar to those of the above mentioned issuance to accredited investors as defined in Rule 501(a) of Regulation D. Placement agent for such convertible debentures was Rolcan Finance Ltd. The aggregate offering price for such convertible debentures was $4,000,000. After deducting underwriting discounts, commissions and escrow fees in the aggregate amount of $528,610, the Registrant received an aggregate net amount of $3,458,890. Such convertible debentures were refinanced on July 31, 1997, with the proceeds of $4,262,500 principal amount of convertible debentures issued to non-US persons under Regulation S.

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

         The fiscal year ended June 30, 1997 brought major changes to the Company. Based on the results of marketing and technical research undertaken by the Company, the Company decided not to market its direct digital detector, the AddOn Bucky(TM), as a retrofit product for conventional X-ray systems as it previously intended, but rather to offer a complete multi-functional direct digital X-ray system which combines the functions of a conventional bucky table and a bucky wall stand and which is able to perform all examinations necessary in orthopedics, traumatology, chest examination rooms and emergency rooms. The primary reason for the Company's new strategy was management's belief that potential customers can achieve cost benefits with a multi-functional direct digital X-ray system compared to retrofitting existing equipment. These cost benefits result primarily from the fact that a multi-functional direct digital X-ray system only requires one detector, the most expensive part of a direct digital X-ray system, to replace the two bucky devices used in a typical conventional bucky room. In addition, because of an upcoming regulatory change in Europe, CE qualification will be required for all elements in an X-ray system if any components are exchanged. The Company was also concerned that the high quality of its product could not be guaranteed in a retrofitted X-ray system. Finally, a complete system offers significant advantages for potential customers and the Company in the after-sales market because suppliers of X-ray equipment typically are reluctant to extend product warranties and services to a product that is retrofitted with third party products. As a result, the Company believes that market acceptance of a complete system would be greater than that of the AddOn Bucky alone.

         The Company's new strategy with respect to the Company's direct digital technology required the incurrence of significant additional research and development expenses. Due to this effort, the AddOn-Multi-System could be developed during the fiscal year ended June 30, 1997 and the first product has been delivered to a customer during the first quarter of the 1997/98 fiscal year and additional deliveries are scheduled for the second quarter.

         During the fiscal year ended June 30, 1997, the Company also built up its position in the United States because management of the Company believes that the United States will be an important market for its AddOn-Multi-System.

RESULTS OF OPERATION

         Net sales for the fiscal year ended June 30, 1997 were $13,151,701 compared to $10,899,222 for the fiscal year ended June 30, 1996.

         The 21% increase in net sales was partially due to the acquisition of Empower on April 1, 1997. The Company could also increase by approximately 21% sales in Swiss Francs of its conventional X-ray equipment, accessories and imaging equipment purchased from third parties to customers in Europe and other markets outside the United States. Contributing factors to this increase were sales made under the Philips OEM Agreement and an order to deliver X-ray equipment to 21 hospitals located in Eastern Europe, which was filled in part during the fiscal year ended June 30, 1997. The Company made no sales of the AddOn-Multi-System during the fiscal year ended June 30, 1997.

         Gross profits amounted to $4,706,287 or 36% of net sales for the fiscal year ended June 30, 1997 compared to $5,105,916 or 46.9% for the fiscal year ended June 30, 1996.

         The decrease in gross profits is attributable to a number of factors. During the fourth quarter of the fiscal year ended June 30, 1997, the Company's Swiss subsidiaries began to consistently allocate direct labor and manufacturing overhead expenses to costs of goods sold. Previously, consistent with Swiss accounting practice such subsidiaries only allocated cost of material to cost of goods sold, whereas labor and overhead expenses were allocated to operating expenses. In addition, sales of low-margin products increased substantially. This is mainly attributable to increased sales of accessories, which are generally low-margin products, during the fourth quarter as a result of the acquisition of Empower and increased sales of CT systems from Elscint. Each of the foregoing contributed approximately 15% to the Company's net sales.

         Operating expenses for the fiscal year ended June 30, 1997 were $15,165,898 or 115.3% of net sales compared to $8,591,679 or 78.8% of net sales for the fiscal year ended June 30, 1996. The principal items were research and development expenses of $5,786,158 or 46% of net sales for the fiscal year ended June 30, 1996 compared to $1,731,502 or 15.9% of net sales for the fiscal year ended June 30, 1997 and salaries (net of directors and officers compensation), which amounted to $2,059,396 or 15.6% of net sales for the fiscal year ended June 30, 1997 compared to $1,829,535 or 16.8% of net sales for the fiscal year ended June 30, 1996.

         Research and development expenses increased by 234% mainly due to the significant additional research necessary to implement the Company's new strategy with respect to its direct digital technology. Additional research and development expenses have also been incurred to develop the Bucky Diagnost TS system for Philips and to maintain the technological advantages of the Company's conventional X-ray equipment. Management considers the relative size of the research and development expenses for the fiscal year ended June 30, 1997 as extraordinarily high and expects a reduction of their relative size in the near future. However, significant research and development expenses will continue to be incurred for the development of new technologically advanced products and the continuing improvement of existing products. The increase of 64% in selling expenses is the result of the continuing strong efforts of the Company to build its market position in key markets (including the United States and Germany), develop new markets and to lay the groundwork for a successful market introduction of the Company's direct digital AddOn-Multi-System. In addition, the Company has incurred expenses to develop products which are complementary to its AddOn-Multi-System (such as a digital C-arm system and a digital remote controlled fluoroscopy system). This will allow the Company to offer a full line of digital X-ray equipment.

         The Company's operating loss increased to $10,459,611 for the fiscal year ended June 30, 1996 from $3,485,763 for the fiscal year ended June 30, 1996. The increase in the Company's operating loss is due to the significant expenses associated with the development of the Company's products and the building of the Company's organization and market position on the one hand and the absence of a significant increase in sales as a result of the delay in the market introduction of certain of the Company's products, in particular the AddOn-Multi-System and the Bucky Diagnost TS, on the other hand. After taking into account income tax benefits and extraordinary items of income (loss) the resulting net loss of the Company for the fiscal year ended June 30, 1997 increased to $10,889,628 from $1,891,612 for the fiscal year ended June 30, 1996. Extraordinary expenses include the write off of inventory and clean-up costs as a consequence of the fire which affected the Company's previous manufacturing facility. However, the management expects to be able to recover such expenses at least in part under applicable insurance policies.

FINANCIAL CONDITION

         Total assets of the Company on June 30, 1997 increased by $5,559,477 to $24,352,915 from $18,793,438 on June 30, 1996, primarily due to the acquisition of Empower and the new Hochdorf facility. Current Assets increased $2,522,432 to $14,093,346 on June 30, 1997 from $11,570,914 on June 30, 1996. The increase in current assets is primarily attributable to the increase of accounts receivable as a consequence of the acquisition of Empower and the increase in inventory due to an increased amount of orders to be filled within the first quarter of the fiscal year ending June 30, 1998. Other Assets decreased $161,290 to $5,922,952 on June 30, 1997 from $6,084,242 on June 30, 1996. The decrease of other assets was primarily due to a decrease in long-term accounts receivable, which was partially offset by an increase in intangible assets.

         On June 30, 1997, the Company had total liabilities of $17,784,487 compared to $8,138,182 on June 30, 1996. On June 30, 1997, current liabilities were $11,259,798 compared to $8,138,182 on June 30, 1996. The increase in current liabilities is primarily due to the incurrence of a mortgage to finance in part the acquisition of the new Hochdorf facility. Management currently intends to refinance this mortgage, which may be terminated on three months notice, with a long-term mortgage. In addition, as a result of the acquisition of Empower, there was an increase in accounts payable. On June 30, 1997, the Company also had $6,000,000 principal amount of convertible subordinated debentures. Such debentures bear interest at 6% per annum and are repayable at maturity in Common Stock of the Registrant. As of June 30, 1997, all of such convertible debentures could be converted into Common Stock of the Registrant at a price equal to 80% of the average closing price during the five trading days preceding the date of conversion, subject, with respect to $2 million principal amount of debentures with a maturity date of April 28, 1998, to a minimum conversion price of $2.50. $2 million principal amount of the remaining debentures with a maturity date of May 15, 2000 and $2 million principal amount of such debentures with a maturity date of June 13, 2000 were refinanced on July 31, 1997 with the proceeds of the issuance of $4,262,500 principal amount of convertible debentures. Such debentures may have a dilutive effect on the investment of stockholders of the Registrant upon conversion or payment of the principal at maturity, but no funds of the Company are expected to be used for their repayment.

         At June 30, 1997, long-term debt net of the current portion thereof amounted to $524,689 compared to $0 at June 30, 1996. The increase in long-term debt resulted from the incurrence of new debt obligations and the reclassification of certain existing debt as long-term debt.

         Working capital at June 30, 1997 was $2,833,548 compared to $3,432,732 at June 30, 1996.

CASH FLOW AND CAPITAL EXPENDITURES

         Cash used by operating activities for the fiscal year ended June 30, 1997 increased to $10,684,988 from $3,658,665 for the fiscal year ended June 30, 1996 and cash used by investing activities increased to $3,668,196 for the fiscal year ended June 30, 1997 from $1,171,120 for the fiscal year ended June 30, 1996. Cash flow from financing activities for the fiscal year ended June 30, 1997 was $14,752,928 compared to $5,788,694 for the fiscal year ended June 30, 1996.

         The Company's capital expenditures totaled $3,431,375 for the fiscal year ended June 30, 1997 compared to $932,066 for the fiscal year ended June 30, 1996. Capital expenditures are primarily for the purchase of the Hochdorf facility and equipment. The increased financing needs resulted primarily from the significant research and development expenses necessary in connection with the development of the AddOn-Multi-System, the purchase of the Hochdorf facility and the initiation and expansion of the Company's sales organization in Europe and in the United States.

         The Company financed its liquidity needs during the fiscal year ended June 30, 1997 primarily through the issuance of $13,300,000 principal amount of convertible debentures and the issuance of Common Stock for a consideration of $2 million in the aggregate. The Company anticipates that its use of cash will be substantial for the foreseeable future. In particular, management of the Company expects substantial expenditures in connection with the improvement of the new Hochdorf facility, the continuation of the strengthening and expansion of the Company's marketing organization and, to a lesser degree, ongoing research and development projects. The Company expects that funding for these expenditures will be available out of the Company's cash reserves, future cash flow and, with respect to the improvements of the Hochdorf facility, the incurrence of mortgaged debt. However, the availability of a sufficient future cash flow will depend to a significant extent on the marketability of the Company's AddOn-Multi-System. Accordingly, the Company may be required to issue additional convertible debentures or equity securities to finance such capital expenditures and working capital requirements. There can be no assurance whether or not such financing or the anticipated debt financing of the improvements to the Hochdorf facility will be available.

EFFECT OF CURRENCY ON RESULTS OF OPERATIONS

         The result of operations and the financial position of the Company's subsidiaries outside of the United States is reported in the relevant foreign currency (primarily in Swiss Francs) and then translated into U.S. dollars at the applicable foreign exchange rate for inclusion in the Company's consolidated financial statements. Accordingly, the results of operations of such subsidiaries as reported in U.S. dollars can vary significantly as a result of changes in currency exchange rates (in particular the exchange rate between the Swiss Franc and the U.S. dollar). For the fiscal year ended June 30, 1996 the Swiss Franc depreciated by approximately 11% against the US dollar compared to the rate in effect during the fiscal year ended June 30, 1996. If such exchange rate had remained in effect, the Company's net sales and net loss would have been higher by approximately $2,788,209 and $2,335,548, respectively.

TAXES

         The Company is subject to taxation in many jurisdictions throughout the world. The Company's effective tax rate and tax liability is affected by a number of factors, such as the amount of taxable income in particular jurisdictions, the tax rates in such jurisdictions, tax treaties between jurisdictions, the extent to which the Company transfers funds between jurisdictions and income is repatriated, and future changes in law. Generally, the tax liability for each legal entity is determined either (i) on a non-consolidated basis or (ii) on a consolidated basis only with other entities incorporated in the same jurisdiction, in either case without regard to the taxable losses of non-consolidated affiliated entities. As a result, the Company may pay income taxes in certain jurisdictions even though the Company on an overall basis incurs a net loss for the period.

ENVIRONMENTAL MATTERS

         The Company is subject to various environmental laws and regulations in the jurisdictions in which it operates. The Company, like many of its competitors, has incurred, and will continue to incur, capital and operating expenditures and other costs in complying with such laws and regulations. The Company does not currently anticipate any material capital expenditures for environmental control technology. Some risk of environmental liability is inherent in the Company's business, and there can be no assurance that material environmental costs will not arise in the future. However, the Company does not anticipate any material adverse effect on its results of operations or financial condition as a result of future costs of environmental compliance. See Part 1,
Item 1 -"Business-Environmental Matters."

INFLATION

         Inflation can affect the costs of goods and services used by the Company. The competitive environment in which the Company operates limits somewhat the Company's ability to recover higher costs through increased selling prices. Moreover, there may be differences in inflation rates between countries in which the Company incurs the major portion of its costs and other countries in which the Company sells its products, which may limit the Company's ability to recover increased costs, if not offset by future increase of selling prices. To date, the Company's sales to high-inflation countries have either been made in Swiss Francs or US dollars. Accordingly, inflationary conditions have not had a material effect on the Company's operating results.

SEASONALITY

         The Company's business has historically experienced a slight amount of seasonal variation with sales in the first fiscal quarter slightly lower than sales in the other fiscal quarters due to the fact that the Company's first quarter coincides with the summer vacations in certain of the Company's markets.

BACKLOG

         Management estimates that as of the end of the fiscal year ended June 30, 1997, the Company had an order backlog of $10,500,000 for conventional X-ray equipment and $30,000,000 for digital X-ray equipment.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISKS

         On occasion, the Company enters into currency forward contracts as a hedge against anticipated foreign currency exposures and not for speculative purposes. Such contracts, which are types of financial derivatives, limit the Company's exposure to both favorable and unfavorable currency fluctuations. In the past, the Company has used forward contracts exclusively in connection with the purchase of material in currencies other than Swiss Francs or US dollars. In the event of a default of the supplier under the purchase contract with respect to which a forward contract has been concluded combined with an adverse currency fluctuation, the Company may be exposed to a loss under the respective forward contract. However, the Company believes that any such loss, should it occur, would not have a material adverse effect on the results of the Company.

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Investment in the securities of the Company involves a high degree of risk. In evaluating an investment in the Company's Common Stock, Company stockholders and prospective investors should carefully consider the risk factors discussed hereafter and the information detailed in this Annual Report for the fiscal year ended June 30, 1997 on Form 10-KSB including, without limitation, Item 1 "Business" and Item 6 "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as information contained in the Company's other filings with the Securities and Exchange Commission.

         This Form 10-KSB includes forward-looking statements that reflect the Company's current views with respect to future events and financial performance, including capital expenditures, strategic plans and future cash sources and requirements. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words, "believe," "expect," "anticipate," "estimate" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following risks could cause actual results to differ materially from historical results or those anticipated.

History of Losses; Profitability Uncertain

         As of June 30, 1995 the Registrant has accumulated losses on a consolidated basis of approximately $6,000,000. A substantial part of such losses resulted from activities unrelated to the Company's present operations. Since June 30, 1995, the Company has incurred additional net losses aggregating approximately $12,800,000. Such losses resulted from the significant expenses associated with the development of the Company's products and the building of the Company's organization and market position on the one hand and the absence of a significant increase in sales as a result of the delay in the market introduction of certain of the Company's products, in particular the AddOn-Multi-System and the Bucky Diagnost TS, on the other hand. The likelihood of the success of the Company must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the development of new products and the competitive environment in which the Company operates. Although the Company is deriving operating revenue from its current operations, such revenue has not been sufficient to make the Company's operations profitable. There can be no assurance that the Company will be able to develop significant additional sources of revenue or that it will become profitable. Results of operations may fluctuate significantly and will depend upon numerous factors, including regulatory actions, market acceptance of the Company's products, efficient manufacturing, new product introductions and competition.

Need for Market Acceptance of the AddOn-Multi-System

         The Company's future performance will depend to a substantial degree upon market acceptance of the AddOn-Multi-System. The Company's marketing efforts to date have generated considerable awareness about the AddOn-Multi-System among radiologists. However, the extent of, and rate at which, market acceptance and penetration can be achieved by the AddOn-Multi-System are functions of many variables including, but not limited to, price, effectiveness, acceptance by potential customers and manufacturing, training capacity and marketing and sales efforts. There can be no assurance that the AddOn-Multi-System will achieve or maintain acceptance in its target markets. Similar risks may confront other products developed by the Company in the future.

Reliance on a Single Product

         The Company has concentrated its efforts primarily on the development of the AddOn-Multi-System and will be dependent to a significant extent upon acceptance of that product to generate additional revenues. There can be no assurance that the AddOn-Multi-System will be successfully commercialized.

Risk of Currency Fluctuations

         The Company is subject to risks and uncertainties resulting from changes in currency exchange rates. Future currency fluctuations, to the extent not adequately hedged, could have an adverse effect on the Company's business, financial condition and results of operations.

For a discussion of these risks, see Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations" - "Effect of Currency on Results of Operations."

Risks Associated with International Operations

         The Company does business in numerous countries, including Switzerland, the United States and Germany. In addition to the currency risks discussed above, the Company's international operations are subject to the risk of new and different legal and regulatory requirements in local jurisdictions, tariffs and trade barriers, potential difficulties in staffing and managing local operations, credit risk of local customers and distributors, potential inability to obtain regulatory approvals, different requirements as to product standards, potential difficulties in protecting intellectual property, risk of nationalization of private enterprises, potential imposition of restrictions on investments or transfer of funds, potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries, and local economic, political and social conditions, including the possibility of hyper-inflationary conditions, in certain countries. Any adverse change in any of these conditions could have a material adverse effect on the Company's business or financial condition.

Competition; Improvements in Technology

         The markets in which the Company operates are highly competitive. The Company competes with numerous competitors, many of which are well-established in the Company's markets. Most competitors are divisions of larger companies with potentially greater financial and other sources than the Company.

         The Company's competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price and performance characteristics. Although the Company believes that it has certain technological and other advantages over its competitors, realizing and maintaining these advantages will require continued investment by the Company in research and development, sales and marketing and customer service and support. There can be no assurance that the Company will have sufficient resources to continue to make such investments or that the Company will be successful in maintaining such advantages.

Dependence on Patents and Proprietary Licensed Technology

         The Company has patented certain aspects of its proprietary technology in certain markets and has filed patent applications for the key technology of the AddOn Bucky(TM) in key markets, including the United States. However, there can be no assurance that such applications will be granted. There can be no assurance that the Company's issued patents or other patents issued in the future will afford protection from material infringement or that such patents will not be challenged. The Company also relies on trade secrets and proprietary and licensed know-how, which it protects, in part, through confidentiality agreements with employees, consultants and other parties. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known to, or independently developed by, competitors.

Litigation, Potential Unavailability of Insurance

         The medical device industry has been the subject of extensive litigation regarding patents and other intellectual property rights, and the Company may institute or otherwise be involved in such litigation to enforce its patents, protect its trade secrets or know-how, challenge the validity of proprietary rights of others or defend against alleged infringement by the Company of proprietary rights of others. An adverse determination in any litigation could limit the value of any patents awarded to the Company or result in invalidation of those patents, subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties or prevent the Company from manufacturing and selling its products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

Government Regulation

         The Company's services, products and manufacturing activities are subject to extensive and rigorous government regulation, including the provisions of the Federal Food, Drug and Cosmetic Act. Commercial distribution in certain foreign countries is also subject to government regulations. The process of obtaining required regulatory approvals can be lengthy, expensive and uncertain. Moreover, regulatory approvals, if granted, may include significant limitations on the indicated uses for which a product may be marketed. The FDA actively enforces regulations prohibiting marketing without compliance with the premarket approval provisions of products. While the Company has submitted the AddOn Bucky(TM) and the AddOn-Multi-System for Section 510(k) approval with the FDA, there can be no assurance that such approval will be obtained and that the AddOn-Multi-System may be marketed in the United States. Failure to comply with applicable regulatory requirements can result in, among other things, fines, suspensions of approvals, seizures or recalls of products, operating restrictions and criminal prosecutions. Furthermore, changes in existing regulations or adoption of new regulations could affect the timing of, or prevent the Company from obtaining, future regulatory approvals. The effect of government regulation may be to delay for a considerable period of time or to prevent the marketing and full commercialization of future products or services that the Company may develop and/or to impose costly requirements on the Company. There can also be no assurance that additional regulations will not be adopted or current regulations amended in such a manner as will materially adversely affect the Company.

Sales to Health Care Industry

         The Company's products are used exclusively in the health care industry. The health care industry in key markets for the Company's products, including the United States, has experienced a significant pressure to reduce costs, which has led in some jurisdictions to substantial reorganizations and consolidations of health care providers or payors. It is also possible that legislation could be adopted in any of these jurisdictions which could increase such pressures or which could otherwise result in a modification of the private or public health care system or both or impose limitations on the ability of the Company to market its products in any such jurisdiction. Any such event or condition could have an adverse impact on the Company's business, financial condition or results of operations.

Reliance on Key Management

         The Company's business is highly dependent on the principal members of its management, marketing, research and development and technical staffs, and the loss of their services might impede the achievement of the Company's business objectives. In addition, the Company's future success will depend in part upon its ability to retain highly qualified management, scientific, technical and marketing personnel. There can be no assurance that the Company will be successful in retaining such qualified personnel or hiring additional qualified personnel. Losses of key personnel could have a material adverse effect on the Company's business. The Company has no key man life insurance policies with respect to any of its senior executives.

Limited Manufacturing History with Respect to AddOn-Multi-System; Dependence on Sole Source Suppliers

         The Company has limited experience with the manufacture and assembly of the AddOn-Multi-System in the volumes that will be necessary for the Company to generate significant revenues from the sale of the AddOn-Multi-System. The Company may encounter difficulties in scaling up its production or in hiring and training additional personnel to manufacture the AddOn-Multi-System. Future interruptions in supply or other production problems could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company has only single sources for certain essential components of the AddOn-Multi-System. Interruptions in the supply of such components might result in production delays, each of which could have a material adverse effect on the Company's business, financial condition and results of operations.

Future Capital Needs and Uncertainty of Additional Financing

         There can be no assurance that the Company will not be required to seek additional equity or debt capital to finance its operations in the future. In addition, there can be no assurance that any such financings, if needed, will be available to the Company or that adequate funds for the Company's operations, whether from the Company's revenues, financial markets, collaborative or other arrangements with corporate partners or from other sources, will be available when needed or on terms attractive to the Company. The inability to obtain sufficient funds may require the Company to delay, scale back or eliminate some or all of its research and product development programs, sales and marketing efforts, manufacturing and slide processing operations, clinical studies and/or regulatory activities or to grant licenses to third parties to commercialize products or technologies that the Company would otherwise seek to market and sell itself.

Potential Litigation; Potential Unavailability of Insurance

         The medical device industry has been characterized by significant malpractice litigation. As a result, the Company faces a risk of exposure to product liability, errors and omissions or other claims in the event that the use of its X-ray equipment, components, accessories or related services or other future potential products is alleged to have resulted in a false diagnosis and there can be no assurance that the Company will avoid significant liability. There also can be no assurance that the Company will be able to obtain adequate insurance coverage or that, if obtained, such coverage will continue to be available at an acceptable cost, if at all. Consequently, such claims could have a material adverse effect on the business or financial condition of the Company.

Dilution; Effect of Outstanding Convertible Debentures, Warrants and Certain Shares

         The Company has outstanding convertible debentures, options and warrants to purchase Common Stock at prices that may be below the per share price to purchasers of the Company's Common Stock in the market. The exercise of such convertible debentures, options and warrants may have a dilutive effect on the investment of a holder of the Company's Common Stock. The market price of the Company's Common Stock may also be adversely affected by sales of substantial amounts of Common Stock in the public market, including sales of Common Stock under Rule 144 or after the expiration of the applicable holding period under Regulation S. In addition, the Company is required to file a registration statement with respect to the Common Stock issuable upon conversion of the convertible debentures issued on August 19, 1997, which could adversely affect the ability of the Company to sell Common Stock for its own account, the market price of the Company's Common Stock and could require the Company to incur significant expenses.

Limited Public Market; Liquidity; Possible Volatility of Stock Price

         The Common Stock is quoted on the Nasdaq National Market System under the symbol "SRMI." There can be no assurance that an active public market for the Common Stock can be sustained. The market price of the Common Stock could fluctuate significantly as a result of the Company's financial results, regulatory approval filings, clinical studies, technological innovations or new commercial products introduced by the Company or its competitors, developments concerning patents or proprietary rights, trends in the health care industry or in health care generally, litigation, the adoption of new laws or regulations or new interpretations of existing laws or regulations and other factors.

Environmental Matters

         The Company is subject to various environmental laws and regulations in the jurisdiction in which it operates. For a discussion of risks relating to environmental matters, see "Environmental Matters" above and Item 1 - "Business-Environmental Matters."

ITEM 7.       FINANCIAL STATEMENTS

         The financial statements required by Item 310 of Regulation S-B are set forth on pages F-1 through F-23 inclusive of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         No disagreements with accountants on accounting and financial disclosure matters existed during the Company's fiscal year ended June 30, 1997.

                                    PART III

 ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information required to be disclosed in Item 9 will be set forth under the caption "Election of Directors" in the Company's Proxy Statement to be filed within 120 days of the end of the Company's fiscal year ended June 30, 1997, and is incorporated herein by reference.

ITEM 10.      EXECUTIVE COMPENSATION

         The information required to be disclosed in Item 10 will be set forth under the caption "Executive Compensation" in the Company's Proxy Statement to be filed within 120 days of the end of the Company's fiscal year ended June 30, 1997, and is incorporated herein by reference.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required to be disclosed in Item 11 will be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement to be filed within 120 days of the end of the Company's fiscal year ended June 30, 1997, and is incorporated herein by reference.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required to be disclosed in Item 12 will be set forth under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement to be filed within 120 days of the end of the Company's fiscal year ended June 30, 1997, and is incorporated herein by reference.

ITEM 13.      EXHIBITS, LIST AND REPORTS ON FORM 8-K

         (a)  LIST OF EXHIBITS

EXHIBIT NO.                         DESCRIPTION
-----------                         -----------

2.1 Acquisition Agreement, dated May 1995, by and between Registrant, a New York corporation (now SWISSRAY International, Inc.); Berkshire International Finance, Inc., SR-Medical AG (a Swiss corporation), Teleray AG (a Swiss corporation) and others (Incorporated by reference to Exhibit 1 of the Registrant's Registration Statement on Form 10SB, Registration No. 0-26972, effective February 14, 1996).

2.2 Exchange Agreement, dated as of November 22, 1996 by and between the Registrant and Doug Maxwell; Registration Rights
               Agreement, dated as of March 13, 1997, between the Registrant and Doug Maxwell; Assignment and Assumption Agreement, dated March 13, 1997, between the Registrant and Doug Maxwell; Option Agreement, dated January 24, 1997, granting options for 125,000 shares of the Registrant to Doug Maxwell.

3.1 Registrant's Certificate of Incorporation, dated December 20, 1967 (Incorporated by reference to Exhibit 2(a) of the Registrant's Registration Statement on Form 10SB, Registration No. 0-26972, effective February 14, 1996).



3.2 Amendment to Registrant's Certificate of Incorporation, dated September 19, 1968 (Incorporated by reference to Exhibit 2(b) of the Registrant's Registration Statement on Form 10SB, Registration No. 0-26972, effective February 14, 1996)

3.3 Amendment to Registrant's Certificate of Incorporation, dated September 8, 1972 (Incorporated by reference to Exhibit 2(c) of the Registrant's Registration Statement on Form 10SB, Registration No. 0-26972, effective February 14, 1996)

3.4 Amendment to Registrant's Certificate of Incorporation, dated October 30, 1981 (Incorporated by reference to Exhibit 2(d) of the Registrant's Registration Statement on Form 10SB, Registration No. 0-26972, effective February 14, 1996)

3.5 Certificate of Merger of Direct Marketing Services, Inc. and CGS Units Incorporated into CGS Units Incorporated, dated June 16, 1994 (Incorporated by reference to Exhibit 2(e) of the Registrant's Registration Statement on Form 10SB, Registration No. 0-26972, effective February 14, 1996)

3.6            Amendment to Registrant's Certificate of Incorporation, dated
               August 10, 1994.

3.7 Certificate of Correction of Certificate of Merger of Direct Marketing Services, Inc. and CGS Units Incorporated into CGS Units Incorporated, filed August 5, 1994 (Incorporated by reference to Exhibit 2(f) of the Registrant's Registration Statement on Form 10SB, Registration No. 0-26972 effective, February 14, 1996)

3.8 Amendment to Registrant's Certificate of Incorporation, dated May 24, 1995 (Incorporated by reference to Exhibit 2(g) of the Registrant's Registration Statement on Form 10SB, Registration No. 0-26972, effective February 14, 1996)

3.9            Amendment to Registrant's Certificate of Incorporation, dated
               August 29, 1996.

3.10 Amendment to Registrant's Certificate of Incorporation, dated December 13, 1996.

3.11           Amendment to Registrant's Certificate of Incorporation, filed
               March 12, 1997

3.12 Registrant's By-Laws (incorporated by reference to Exhibit 2(h) of the Registrant's Registration Statement on Form 10SB, Registration No. 0-26972, effective February 14, 1996)

10.1 License Agreement, dated June 24, 1995, by and between the Registrant and Hans-Jurgen Behrendt (incorporated by reference to Exhibit__ of Registrant's Registration Statement on Form 10SB, Registration No. 0-26972, effective February 14, 1996)

10.2 1996 Non-Statutory Stock Option Plan (incorporated by reference to Exhibit__ to the Registrant's Registration Statement on Form S-8 (Registration No. ____), effective _____________)

10.3 Agreement dated June 11, 1996 between the Registrant and Philips Medical System.

10.4 License Agreement, dated as of July 18, 1997, by and between the Registrant and Agfa-Gevaer+ N.V., certain portions of which are filed under a request for confidential treatment pursuant to Rule 24b-2 promulgated pursuant to the Securities Exchange Act of 1934, as amended, and Rule 80(b)(4) of Organization; Conduct and Ethics; and Information and Requests adopted under the Freedom of Information Act, under Rule 406 of the Securities Act of 1933, as amended, and the Freedom of Information Act.

10.5 Agreement, dated July 14, 1995, by and between Teleray AG and Optische Werke G. Roderstock, certain portions of which are filed under a request for confidential treatment pursuant to Rule 24b-2 promulgated pursuant to the Securities Exchange Act of 1934, as amended, and Rule 80(b)(4) of Organization; Conduct and Ethics; and Information and Requests adopted under the Freedom of Information Act, under Rule 406 of the Securities Act of 1933, as amended, and the Freedom of Information Act.

21             List of Subsidiaries

23             Consent of Bederson & Company LLP

27             FINANCIAL DATA SCHEDULE

(b)      REPORTS ON FORM 8-K

         Form 8-K, dated July 31, 1997 (August 20, 1997) with respect to the issuance by the Registrant of $4,262,500 of convertible debentures in reliance upon Regulation S under the Securities Act of 1933.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SWISSRAY INTERNATIONAL, INC.


                                           By   /Ruedi G. Laupper/
                                                -------------------------------
                                                Ruedi G. Laupper, Chairman of
                                                the Board of Directors,
                                                President & Chief Executive
                                                Officer

Date:  September 29, 1997

         In accordance with the Exchange act, This report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/Ruedi G. Laupper/         Chairman of the Board                                Dated:  September 29, 1997
-----------------------    of Directors, President & Chief Executive Officer
   Ruedi G. Laupper

/Josef Laupper/            Secretary-Treasurer                                  Dated:  September 29, 1997
-----------------------    and a Director
   Josef Laupper

/Herbert Laubscher         Chief Financial Officer                              Dated:  September  29, 1997
-----------------------
   Herbert Laubscher

/Ueli Laupper/             Vice President and a Director                        Dated:  September 29, 1997
-----------------------
  Ueli Laupper

/Dr. Erwin Zimmerli/       Director                                             Dated:  September 29, 1997
-----------------------
Dr.  Erwin Zimmerli

                                  EXHIBIT INDEX


EXHIBIT NO.                      DESCRIPTION
-----------                      -----------


2.1 Acquisition Agreement, dated May __, 1995, by and between Registrant, a New York corporation (now SWISSRAY International, Inc.); Berkshire International Finance, Inc., SR-Medical AG (a Swiss corporation), Teleray AG (a Swiss corporation) and others.

2.2 Exchange Agreement, dated as of November 22, 1996 by and between the Registrant and Doug Maxwell; [; Registration Rights Agreement, dated as of March 13, 1997, between the Registrant and Doug Maxwell; Assignment and Assumption Agreement, dated March 13, 1997, between the Registrant and Doug Maxwell; Option Agreement, dated January 24, 1997, granting options for 125,000 shares of the Registrant to Doug Maxwell.]

3.1 Registrant's Certificate of Incorporation, filed January 2, 1968 (Incorporated by reference to Exhibit 2(a) of the Registrant's Registration Statement (Incorporated by reference to Exhibit 1 of the Registrant's Registration Statement on Form 10SB, Registration No. 0-26972, effective February 14, 1996) on Form 10SB, Registration No. 0-26972, effective February 14, 1996)

3.2 Amendment to Registrant's Certificate of Incorporation, filed October 1, 1968 (Incorporated by reference to Exhibit 2(b) of the Registrant's Registration Statement on Form 10SB, Registration No. 0-26972, effective February 14, 1996)

3.3 Amendment to Registrant's Certificate of Incorporation, filed September 19, 1972 (Incorporated by reference to Exhibit 2(c) of the Registrant's Registration Statement on Form 10SB, Registration No. 0-26972, effective February 14, 1996)

3.4 Amendment to Registrant's Certificate of Incorporation, filed January 5, 1982 (Incorporated by reference to Exhibit 2(d) of the Registrant's Registration Statement on Form 10SB, Registration No. 0-26972, effective February 14, 1996)

3.5 Certificate of Merger of Direct Marketing Services, Inc. and CGS Units Incorporated into CGS Units Incorporated, filed June 15, 1994 (Incorporated by reference to Exhibit 2(e) of the Registrant's Registration Statement on Form 10SB, Registration No. 0-26972, effective February 14, 1996)

3.6            Amendment to Registrant's Certificate of Incorporation, filed
               August 19, 1994.

3.7 Certificate of Correction of Certificate of Merger of Direct Marketing Services, Inc. and CGS Units Incorporated into CGS Units Incorporated, filed August 5, 1994 (Incorporated by reference to Exhibit 2(f) of the Registrant's Registration Statement on Form 10SB, Registration No. 0- 26972 effective, February 14, 1996)

3.8 Amendment to Registrant's Certificate of Incorporation, filed June 5, 1995 (Incorporated by reference to Exhibit 2(g) of the Registrant's Registration Statement on Form 10SB, Registration No. 0-26972, effective February 14, 1996)

3.9            Amendment to Registrant's Certificate of Incorporation, filed
               August 30, 1996.

3.10 Amendment to Registrant's Certificate of Incorporation, filed December 26, 1996.

3.11           Amendment to Registrant's Certificate of Incorporation, filed
               March 12, 1997

3.12 Registrant's By-Laws (incorporated by reference to Exhibit 2(h) of the Registrant's Registration Statement on Form 10SB, Registration No. 0- 26972, effective February 14, 1996)

10.1 License Agreement, dated June 24, 1995, by and between the Registrant and Hans-Jurgen Behrendt

10.2 1996 Non-Statutory Stock Option Plan (incorporated by reference to Exhibit__ to the Registrant's Registration Statement on Form S-8 (Registration No. ____), effective _____________)

10.3 Agreement dated June 11, 1996 between the Registrant and Philips Medical System.

10.4 License Agreement, dated as of July 18, 1997, by and between the Registrant and Agfa-Gevaer N.V.

10.5 Agreement, dated July 14, 1995, by and between Teleray AG and Optische Werke G. Roderstock, certain portions of which are filed under a request for confidential treatment pursuant to Rule 24b-2 promulgated pursuant to the Securities Exchange Act of 1934, as amended, and Rule 80(b)(4) of Organization; Conduct and Ethics; and Information and Requests adopted under the Freedom of Information Act, under Rule 406 of the Securities Act of 1933, as amended, and the Freedom of Information Act.

21             List of Subsidiaries


23             Financial Data Schedule


         The following financial statements for the fiscal years ended June 30, 1997 and June 30, 1996 have been prepared in accordance with the requirements of Regulation S-B and supplementary financial information included herein, if any, has been prepared in accordance with Item 302 of Regulation S-K, such information appears on pages F-1 through F-23 inclusive of this Form 10-KSB.

                          SWISSRAY INTERNATIONAL, INC.
                             JUNE 30, 1997 AND 1996

                                    CONTENTS

                                                                     Page

         Index to Consolidated Financial Statements                  F-1
         Independent Auditor's Report                                F-2
         Consolidated Balance Sheets                                 F-3
         Consolidated Statements of Operations                       F-4
         Consolidated Statements of Stockholders' Equity             F-5
         Consolidated Statements of Cash Flows                       F-7
         Notes to Consolidated Financial Statements                  F-8 - F-23

                          SWISSRAY INTERNATIONAL, INC.


                        CONSOLIDATED FINANCIAL STATEMENTS


                             JUNE 30, 1997 AND 1996






                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                           PAGE



Independent Auditors' Report................................................F-2

Consolidated Balance Sheets.................................................F-3

Consolidated Statements of Operations.......................................F-4

Consolidated Statements of Stockholders' Equity.............................F-5

Consolidated Statements of Cash Flows.......................................F-6

Notes to Consolidated Financial Statements......................... F-7 to F-23

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders
Swissray International, Inc.
New York, New York


We have audited the accompanying consolidated balance sheets of Swissray International, Inc., and its subsidiaries, as of June 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Swissray (Deutschland) Rontgentechnik GmbH, a wholly owned subsidiary, which statements reflect total assets of $437,021 as of June 30, 1997 and total revenues of $1,255,140 for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it related to the amounts included for Swissray (Deutschland) Rontgentechnick GmbH, is based solely on the report of the other auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Swissray International, Inc., and its subsidiaries, at June 30, 1997 and 1996 and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                             BEDERSON & COMPANY LLP





West Orange, New Jersey
September 16, 1997

                          SWISSRAY INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1997 AND 1996

                                               ASSETS

                                                                                       1997            1996
                                                                                   -----------     -----------
CURRENT ASSETS:
  Cash and cash equivalents                                                        $ 3,091,307     $ 3,252,685
  Accounts receivable, net of allowance for doubtful
    accounts of $148,390 and $109,843                                                5,154,794       3,335,679
  Accounts receivable - affiliates                                                        --            31,533
  Note receivable                                                                         --           962,500
  Inventories                                                                        3,911,107       2,912,836
  Prepaid expenses and sundry receivables                                            1,936,138       1,075,681
                                                                                   -----------     -----------
  TOTAL CURRENT ASSETS                                                              14,093,346      11,570,914
                                                                                   -----------     -----------
PROPERTY AND EQUIPMENT, NET                                                          4,336,617       1,138,282
                                                                                   -----------     -----------
OTHER ASSETS:
  Due from stockholders                                                                 69,587          17,414
  Due from affiliate                                                                      --           166,384
  Loan receivable                                                                       17,396          20,292
  Accounts receivable - long-term, net of allowance
    for doubtful account of $814,178 and $300,000                                      240,912       1,038,693
  Licensing agreement, net of accumulated amortization
    of $869,151 and $372,493                                                         4,097,424       4,594,082
  Patents and trademarks, net of accumulated amortization
    of $54,941 and $28,001                                                             206,003         220,018
  Capitalized computer software, net of accumulated
     amortization of $34,512                                                           317,524            --
  Organization cost, net of accumulated amortization of $2,464 and $978                  5,921           7,407
  Security deposits                                                                     43,728          19,952
  Note receivable - long-term                                                          513,643            --
  Goodwill, net of accumulated amortization of $9,023                                  410,814            --
                                                                                   -----------     -----------
  TOTAL OTHER ASSETS                                                                 5,922,952       6,084,242
                                                                                   -----------     -----------
TOTAL ASSETS                                                                       $24,352,915     $18,793,438
                                                                                   ===========     ===========
                                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt                                             $   243,135     $   511,101
  Notes payable - banks                                                              3,834,706       2,069,828
  Loan payable                                                                         133,008         156,254
  Accounts payable                                                                   5,336,749       4,186,092
  Accounts payable - affiliates                                                           --             1,541
  Accrued expenses                                                                   1,401,938       1,135,693
  Customer deposits                                                                    170,436          77,673
  Due to stockholders and officers                                                     139,826            --
                                                                                   -----------     -----------
  TOTAL CURRENT LIABILITIES                                                         11,259,798       8,138,182
                                                                                   -----------     -----------
CONVERTIBLE DEBENTURES                                                               6,000,000            --
                                                                                   -----------     -----------
LONG-TERM DEBT, less current maturities                                                524,689            --
                                                                                   -----------     -----------
STOCKHOLDERS' EQUITY:
  Common stock                                                                         196,944         141,851
  Additional paid-in capital                                                        26,608,594      19,268,400
  Accumulated deficit                                                              (18,808,576)     (7,918,948)
  Accumulated other comprehensive loss                                              (1,428,534)       (836,047)
                                                                                   -----------     -----------
  TOTAL STOCKHOLDERS' EQUITY                                                         6,568,428      10,655,256
                                                                                   -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $24,352,915     $18,793,438
                                                                                   ===========     ===========


                   The accompanying notes are an integral part
                         of these financial statements.

                          SWISSRAY INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       YEARS ENDED JUNE 30, 1997 AND 1996

                                                    1997               1996
                                                ------------       ------------
NET SALES                                       $ 13,151,701       $ 10,899,222

COST OF SALES                                      8,445,414          5,793,306
                                                ------------       ------------

GROSS PROFIT                                       4,706,287          5,105,916
                                                ------------       ------------

OPERATING EXPENSES:
  Officers and directors compensation                693,906            612,776
  Salaries                                         2,059,396          1,829,535
  Selling                                          1,873,389          1,140,604
  Research and development                         5,786,158          1,731,502
  General and administrative                       1,717,795          1,161,291
  Other operating expenses                         1,645,800          1,098,346
  Bad debts                                          619,160            491,487
  Depreciation and amortization                      770,294            526,138
                                                ------------       ------------

  TOTAL OPERATING EXPENSES                        15,165,898          8,591,679
                                                ------------       ------------

LOSS BEFORE OTHER INCOME (EXPENSES)
  AND INCOME TAXES                               (10,459,611)        (3,485,763)

OTHER INCOME (EXPENSES)                               67,720            810,003
                                                ------------       ------------

LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEMS                            (10,391,891)        (2,675,760)

INCOME TAX PROVISION (BENEFIT)                       110,223           (364,648)
                                                ------------       ------------

LOSS FROM CONTINUING OPERATIONS
  BEFORE EXTRAORDINARY ITEMS                     (10,502,114)        (2,311,112)

EXTRAORDINARY ITEMS, net of income tax
  of approximately $-0- and $343,000                (387,514)           419,500
                                                ------------       ------------

NET LOSS                                        $(10,889,628)      $ (1,891,612)
                                                ============       ============


LOSS PER COMMON SHARE:
  Loss from continuing operations               $       (.67)      $       (.18)
  Extraordinary items                                   (.02)               .03
                                                ------------       ------------

  NET LOSS                                      $       (.69)      $       (.15)
                                                ============       ============

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                              15,817,571         12,974,749
                                                ============       ============

                     The accompanying notes are an integral
                       part of these financial statements.

                          SWISSRAY INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       YEARS ENDED JUNE 30, 1997 AND 1996


                                                                                                Accumulated
                                             Common Stock         Additional                      Other
                                         --------------------       Paid-in     Accumulated    Comprehensive
                                          Shares       Amount       Capital       Deficit          Loss         Total
                                          ------       ------     ----------    -----------    -------------    -----
BALANCE - July 1, 1995                   12,035,064   $120,351   $ 12,719,998   $(6,027,336)   $   (436,180)     $ 6,376,833
                                                                                                                 -----------
  COMPREHENSIVE LOSS:
    Net loss for the year                      --         --             --      (1,891,612)           --         (1,891,612)

   Other comprehensive loss net of
      taxes $-0- foreign currency
      translation adjustments                  --         --             --            --          (399,867)        (399,867)
                                                                                                                 -----------

    TOTAL COMPREHENSIVE LOSS                   --         --             --            --              --         (2,291,479)
                                                                                                                 -----------

  Issuance of common stock for cash       1,100,000     11,000      5,189,000          --              --          5,200,000

  Stock options exercised for cash        1,050,000     10,500      2,039,500          --              --          2,050,000

  Public offering expenses                     --         --         (680,098)         --              --           (680,098)
                                        -----------   --------   ------------   -----------    ------------      -----------

BALANCE - June 30, 1996                  14,185,064    141,851     19,268,400    (7,918,948)       (836,047)      10,655,256
                                                                                                                 -----------

  COMPREHENSIVE LOSS:

    Net loss for year                         --             --            --          (10,889,628)        --           (10,889,628)

    Other comprehensive loss net of
      taxes $-0- foreign currency
      translation adjustments                 --             --            --               --           (592,487)         (592,487)
                                                                                                                        -----------

    TOTAL COMPREHENSIVE LOSS                  --             --            --               --              --          (11,482,115)
                                                                                                                        -----------

  Issuance of common stock for cash        5,197,759       51,977       6,947,830           --              --            6,999,807

  Issuance of common stock in lieu of
   interest payment                           70,610          706         132,244           --              --              132,950

  Stock options exercised for cash           161,000        1,610         115,920           --              --              117,530

  Stock option granted as compensation        --             --            25,000           --              --               25,000

  Purchase of subsidiary for stock            80,000          800         119,200           --              --              120,000
                                          ----------     --------     -----------      -----------     ------------   -------------

BALANCE - June 30, 1997                   19,694,433     $196,944     $26,608,594      (18,808,576)    $(1,428,534)    $  6,568,428
                                         ===========     ========     ===========      ============    ============    ============

                     The accompanying notes are an integral
                       part of these financial statements.

                          SWISSRAY INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED JUNE 30, 1997 AND 1996


                                                                 1997              1996
                                                             ------------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $(10,889,628)     $(1,891,612)
  Adjustment to reconcile net loss to net
    cash from operating activities:
    Depreciation and amortization                                 770,294          526,138
    Provision for bad debts                                       552,725          336,706
    Write off of affiliate receivable                             166,384             --
    Operating expenses through issuance of stock options          157,950             --
    Gain on sale of marketable securities                            --           (762,500)
    (Increase) decrease in operating assets:
      Accounts receivable                                      (1,857,662)      (1,870,866)
      Accounts receivable - affiliates                             31,533          (31,533)
      Accounts receivable - other                                 283,603           22,138
      Inventories                                                (998,271)      (1,420,393)
      Prepaid expenses and sundry receivables                    (860,457)        (976,664)
    Increase(decrease) in operating liabilities:
      Accounts payable                                          1,601,074        1,514,465
      Accounts payable - affiliates                                (1,541)           1,541
      Accrued expenses                                            266,245          855,041
      Customer deposits                                            92,763           38,874
                                                             ------------      -----------
  NET CASH USED BY OPERATING ACTIVITIES                       (10,684,988)      (3,658,665)
                                                             ------------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment                        (3,431,375)        (932,066)
  Licensing agreement                                            (352,036)            --
  Purchase of marketable securities                                  --           (200,000)
  Patents and trademarks                                          (12,925)         (45,309)
  Goodwill                                                       (299,837)            --
  Organization cost                                                  --             (8,385)
  Collection of note receivable                                   448,857             --
  Security deposits                                               (23,776)         (19,952)
  Repayments from affiliates                                         --             34,592
  Repayment of loans receivable                                     2,896             --
                                                             ------------      -----------

  NET CASH USED BY INVESTING ACTIVITIES                        (3,668,196)      (1,171,120)
                                                             ------------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowing                            9,834,706        2,069,828
  Proceeds from long-term borrowing                               248,987             --
  Principal payment of short-term borrowings                   (2,093,074)      (2,711,086)
  Principal payments of long-term borrowing                      (442,681)        (281,004)
  Issuance of common stock for cash                             7,117,337        7,250,000
  Repayment from (advances to) stockholder and officers            87,653          141,054
  Public offering expenses                                           --           (680,098)
                                                             ------------      -----------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                    14,752,928        5,788,694
                                                             ------------      -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                          (561,122)        (383,050)
                                                             ------------      -----------
NET INCREASE (DECREASE) IN CASH                                  (161,378)         575,859
CASH AND CASH EQUIVALENTS - beginning of period                 3,252,685        2,676,826
                                                             ------------      -----------

CASH AND CASH EQUIVALENTS - end of period                    $  3,091,307      $ 3,252,685
                                                             ============      ===========

                     The accompanying notes are an integral
                       part of these financial statements.

                          SWISSRAY INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996



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

           PRINCIPLES OF CONSOLIDATION
           The accompanying consolidated financial statements include the accounts of Swissray International, Inc. (Parent), and its' wholly owned subsidiaries SR Medical AG and SR Management AG (both Swiss corporations), Swissray Corporation and Swissray Empower, Inc. (both U.S. corporations) and SR Medical AG's wholly owned subsidiaries Teleray AG (a Swiss Corporation) and Swissray (Deutschland) Rontgentechnik GmbH (a German corporation). All material intercompany transactions and balances have been eliminated in consolidation.

           SR Medical AG (a Swiss corporation) was organized in 1988 and markets and services diagnostic x-ray medical equipment.

           Teleray AG (a Swiss corporation) was organized in 1994 and is engaged in research, development and assembly activities related to diagnostic x-ray medical equipment and accessories.

           Swissray (Deutschland) Rontgentechnik GmbH (a German corporation) was organized in 1988 and is engaged in sales and marketing of diagnostic x-ray medical equipment and accessories. The Company in 1997 changed its name from SR Medical GmbH to Swissray (Deutschland) Rontgentechnik GmbH.

           SR Management AG (a Swiss corporation) was organized in December of 1995 as a service oriented company serving only the other companies within the consolidated group in the areas of consultation, bookkeeping, logistics, and employment services. The Company in 1997 changed its name from SR Finance AG to SR Management AG.

           Swissray Corporation (a U.S. corporation) was organized in November of 1996 and is engaged in sales and marketing of diagnostic x-ray medical equipment and accessories.

           Swissray Empower, Inc. (a U.S. corporation) was organized in 1985 and was acquired by Swissray International, Inc. on April 1, 1997. The Company is engaged in the sale of diagnostic x-ray supplies.

           BUSINESS ACQUISITION
           On April 1, 1997, Swissray International, Inc. exchanged 80,000 shares of common stock at the then quoted market price of $120,000 ($1.50 per share) for all the outstanding shares of Empower, Inc. The consolidated financial statements presented include the accounts of Swissray Empower, Inc., formerly Empower, Inc., from April 1, 1997 (date of acquisition) to June 30, 1997. The acquisition has been accounted for as a purchase.

                          SWISSRAY INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996



NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

           INVENTORIES
           Inventories are stated at lower of cost or market, with cost being determined on the first-in, first-out (FIFO) method. Inventory cost include material, labor, and overhead.

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

           DEPRECIATION
           Depreciation of property and equipment is provided for over the estimated useful lives of the respective assets. Depreciation is recorded on the straight-line method. The estimated useful lives of each asset category are as follows:

                                                                       Years

                 Automobiles                                            3
                 Equipment                                            5  - 10
                 Office furniture and equipment                       5  - 10
                 Office and leasehold improvements                      10
                 Building                                               40

           INTANGIBLE ASSETS
           Licensing agreement is stated at cost less imputed interest net of accumulated amortization computed on the straight-line method over its estimated economic life of 10 years. Amortization commenced on October 1, 1995 upon the initial sale of the Company's products within the defined territories of the agreement. Amortization expense, for the licensing agreement, for the years ended June 30, 1997 and 1996 was $465,293 and $372,493, respectively.

           Patents and trademarks are stated at cost less accumulated amortization computed on the straight-line method over their estimated economic life of 10 years. Amortization expense, for patents and trademarks, for the years ended June 30, 1997 and 1996 was $26,940 and $28,001, respectively.

           Capitalized computer software is stated at cost less accumulated amortization computed on the straight-line method over its estimated useful lives of 5 to 8 years. Amortization commenced on January 1, 1997, therefore no amortization expense has been provided for the year ended June 30, 1996. Amortization expense, for capitalized computer software, for the year ended June 30, 1997 was $34,512.

                          SWISSRAY INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996



NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

           All cost incurred by the Company in connection with incorporation of subsidiaries have been capitalized and are being amortized over a period of sixty (60) months. Amortization expense, for organization cost, for the years ended June 30, 1997 and 1996 was $1,486 and $978, respectively.

           Goodwill has been recorded for the amount of cost in excess of fair value of the net assets of Empower, Inc. which was acquired in a purchase transaction on April 1, 1997. The goodwill is being amortized on a straight-line method over 10 years. Amortization charged to operations amounted to $9,023 for the year ended June 30, 1997. No amortization was charged during the year ended June 30, 1996.

           The Company reevaluates intangible assets based on expectations of cash flows and operating income to determine whether any potential impairment exists. If necessary, the Company writes down the recorded cost of the intangible asset to the fair value when recorded costs, prior to impairment, are higher.

           ADVERTISING AND PROMOTION
           Advertising and promotion cost are expensed as incurred and included in "Selling Expenses". Advertising and promotion expenses for the years ended June 30, 1997 and 1996 were $781,189 and $740,044, respectively.

           RESEARCH AND DEVELOPMENT
           Cost associated with research, new product development, and product cost improvements are treated as expenses when incurred. Research and development costs expended for the years ended June 30, 1997 and 1996 were $5,786,158 and $1,731,502, respectively.

           DEFERRED INCOME TAXES
           Deferred income taxes are provided on a liability method whereby deferred income tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred income tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred income tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all deferred tax assets will not be realized. Deferred income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

           RECLASSIFICATIONS
           Certain reclassifications have been made to prior year's financial statements to conform to the June 30, 1997 presentation.

           FOREIGN CURRENCY TRANSLATION
           Assets and liabilities of subsidiaries operating in foreign countries are translated into U.S. dollars using both the exchange rate in effect at the balance sheet date or the historical rate, as applicable. Results of operations are translated using the average exchange rates prevailing throughout the year. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are included in stockholders' equity, while gains and losses resulting from foreign currency transactions are included in operations.

                          SWISSRAY INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996



NOTE 2 - CONCENTRATION OF CREDIT RISK AND RISK ARISING FROM CASH DEPOSITS IN EXCESS OF INSURED LIMITS

           The Company sells its products to various customers primarily in Europe, Asia and Africa. The Company performs ongoing credit evaluations on its customers and generally does not require collateral. Export sales are usually made under letter of credit agreements. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

           The Company maintains its cash balances with major United States, Swiss and German financial institutions. Funds on deposit with financial institutions in the United States are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At June 30, 1997, all funds on deposit in the United States are insured. The cash balances at Swiss and German financial institutions are not insured. At June 30, 1997 and 1996, cash in the amount of $3,021,843 and $3,252,685, respectively, was not insured.

NOTE 3 -   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 4 -   ACCOUNTS RECEIVABLE - AFFILIATES

           The Company sells merchandise to affiliated sales companies in the normal course of business. No amounts were due to the Company at June 30, 1997 whereas at June 30, 1996 the amounts due to the Company were $31,533.

NOTE 5 -   NOTE RECEIVABLE

           On June 20, 1996 the Company sold marketable securities for a 5% promissory note in the amount of $962,500 originally due on October 20, 1996 of which $100,000 was paid on December 10, 1996. On January 15, 1997, the Company renegotiated the terms of the unpaid balance. A new note in the amount of $862,500 was renegotiated, with interest at 6% cumulative and payable when the note matures on January 1, 2000. At June 30, 1997, principal payments of $348,857 were received leaving a balance due of $513,643. Interest payments were also paid to June 30, 1997.

NOTE 6 -   INVENTORIES

           Inventories are summarized by major classification as follows:

                                                                            June 30,
                                                                   --------------------------
                                                                      1997            1996
                                                                   ----------      ----------
           Raw materials, parts and supplies                       $2,632,256      $1,854,322
           Work in process                                            468,204         853,657
           Finished goods                                             810,647         204,857
                                                                   ----------      ----------

                                                                   $3,911,107      $2,912,836
                                                                   ==========      ==========

                          SWISSRAY INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996



NOTE 7  -  PREPAID EXPENSES AND SUNDRY RECEIVABLES

           Prepaid expenses and sundry receivables consist of the following:

                                                                          June 30,
                                                                  ------------------------
                                                                     1997          1996
                                                                  ----------    ----------
          Prepaid expenses, deposits and advance payments         $  681,742    $  258,373
          Insurance claim for fire damage                            352,996         --
          Prepaid and refundable taxes                               888,169       806,138
          Employee loans                                              13,231         1,378
          Interest receivable                                          --            9,792
                                                                  ----------    ----------

                                                                  $1,936,138    $1,075,681
                                                                  ==========    ==========

NOTE 8  - PROPERTY AND EQUIPMENT

             Property and equipment consist of the following:

                                                                          June 30,
                                                                  ------------------------
                                                                     1997          1996
                                                                  ----------    ----------
             Land and building                                    $3,022,772    $   --
             Equipment                                             1,223,572     1,031,849
             Office furniture and equipment                          161,223       121,404
             Office and leasehold improvements                       249,160       219,024
                                                                  ----------    ----------
                                                                   4,656,727     1,372,277
             Less: Accumulated depreciation and amortization         320,110       233,995
                                                                  ----------    ----------
                                                                  $4,336,617    $1,138,282
                                                                  ==========    ==========

           Depreciation and amortization expense, for property and equipment, for the years ended June 30, 1997 and 1996 were $233,040 and $103,176, respectively.

NOTE 9  -  DUE FROM STOCKHOLDER

           The Company has made unsecured advances to its' President (a principal stockholder) requiring interest only payments at 6% per annum. The balance at June 30, 1996 was $17,414 and by June 30, 1997 has been repaid. Interest charged the stockholder for the years ended June 30, 1997 and 1996, was $891 and $12,530, respectively.

           The Company also made unsecured advances to its former Chairman of the Board of Directors (a principal stockholder) during the year ended June 30, 1997 requiring interest at 6% per annum. The balance at June 30, 1997 was $69,587. Interest charged to the stockholder for the year ended June 30, 1997 was $3,460.

NOTE 10 -  DUE FROM AFFILIATES

           The Company has made non-interest bearing advances to Swissray Medical GmbH, Willich, an affiliated sales company. The balance due to the Company at June 30, 1996 was $166,384, which was written off in 1997.

                          SWISSRAY INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996



NOTE 11 -  ACCOUNTS RECEIVABLE - LONG-TERM

           The Company sold merchandise to a customer in 1995. In June 1996, the Company renegotiated payment terms with the customer and agreed that the customer would pay the Company approximately $5,000 to $30,000 per month based on usage of the merchandise for a period of 5 years. The amount due the Company at June 30, 1997 and 1996 was $240,912 and $1,038,693, respectively, after applying a discount for imputed interest and a provision for doubtful collection in the total amount of $814,178 and $300,000, respectively.

NOTE 12 -  LICENSING AGREEMENT

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

NOTE 13 -  INVESTMENTS

           The Company has made various investments which are recorded on the equity method. These entities have operated at a loss in excess of equity, therefore, the Company is carrying these investments as follows:

                                                           June 30, 1997           June 30, 1996
                                                        --------------------     -------------------
                                            Ownership               Carrying                Carrying
                                                %          Cost       Value        Cost       Value
                                            ---------   --------    --------     -------    --------
Swissray SR Medical GmbH, Willich              34%      $ 16,892     $  --       $16,892     $  --
Swissray Medical, s.r.o., Bratislaua           34%         6,757        --         6,757        --
Swissray Medical s.r.o., Brno                  34%         6,757        --         6,757        --
Teleray s.r.o., Willich                        49%        38,403        --        28,362        --
Teleray s.r.o., Brno                           34%         6,757        --         6,757        --
Digitec GmbH, Neuss                            20%        59,641        --        11,484        --
                                                        --------     -------     -------     -----

Total                                                   $135,207     $  --       $77,009     $  --
                                                        ========     =======     =======     =====

NOTE 14 -  NOTES PAYABLE - BANK

           The Company has negotiated a line-of-credit agreement with the Union Bank of Switzerland dated July 16, 1996 for $376,310, based on the exchange rate in effect on June 30, 1997, for borrowing availability in excess of cash balances on deposit with the bank. Pending renegotiation of the agreement, the bank is reducing the amount available in excess of the cash on deposit with the bank by $102,630 per month until October of 1997.

           The Company has also negotiated a line-of-credit agreement with the Swiss Bank Corporation for $1,505,240, based on the exchange rate in effect on June 30, 1997.

           Swissray Empower, Inc., a subsidiary, has negotiated a line-of-credit agreement with the State Bank of Long Island dated October 21, 1996 with a maximum borrowing base of $450,000 as of June 30, 1997. The maximum borrowing base is reduced in the future by $25,000 per quarter terminating on December 31, 2001.

                          SWISSRAY INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996




NOTE 14 -  NOTES PAYABLE - BANK (CONTINUED)

           Notes payable are summarized as follows:

                                                                                                June 30,
                                                                                      ----------------------------
                                                                                         1997              1996
                                                                                      ----------        ----------
               Union Bank of Switzerland, due on demand, with interest at 8% per annum, collateralized by the cash on deposit at Union Bank of
               Switzerland and accounts receivable. Cash balances on deposit at
               Union Bank of Switzerland at June 30, 1997 and 1996 were
               $2,805,747 and $1,596,200, respectively.                               $1,421,075        $2,069,828

               Swiss Bank Corporation, due on demand, with interest at 5.25% per annum, collaterized by the cash on deposit at Swiss Bank
               Corporation and accounts receivable. Cash balances on deposit at
               Swiss Bank Corporation at June 30, 1997
               were $106,007.                                                            695,231             --

               State Bank of Long Island, due on demand, with
               interest at prime plus 2.25%, collateralized by
               the assets of Swissray Empower, Inc. and
               guaranteed by the Company.   Total assets
               of Swissray Empower, Inc. were $1,983,502 at
               June 30, 1997.                                                            350,000             --

               Cantonal Bank of Lucerne, on demand with three months notice, with interest at 5.25% payable
               quarterly, collateralized by the land and building.                     1,368,400             --
                                                                                      ----------        ----------

                                                                                      $3,834,706        $2,069,828
                                                                                      ==========        ==========

NOTE 15 -  LOAN PAYABLE

           The Company has negotiated a 5% demand loan from a private foundation fund. The loan balance payable at June 30, 1997 and 1996 was $133,008 and $156,254, respectively.


NOTE 16 - DUE TO STOCKHOLDERS AND OFFICERS

           In June 1997, the President of the Company (a principal stockholder) made non-interest bearing advances to the Company in the amount of $5,862.

           Prior to the acquisition of Empower, Inc., the president of Empower, Inc. advanced that company funds for operating expenses at 8.25% interest. As part of the acquisition, the Company agreed to continue to pay this obligation. The balance due the stockholder of the Company at June 30, 1997 was $112,013 including unpaid interest of $25,695. Interest payable to the stockholder for the period from April 1, 1997 (date of acquisition) to June 30, 1997 was $2,315.

           An officer of Swissray Corporation made non-interest bearing advances to the subsidiary for operating expenses during 1997. The balance due at June 30, 1997 was $21,951.

                          SWISSRAY INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996







NOTE 17 -  CONVERTIBLE DEBENTURES

           Convertible debentures consist of the following:

                                                                                               June 30,
                                                                                      -------------------------
                                                                                         1997            1996
                                                                                      ----------      ---------
             Convertible promissory note dated April 28, 1997 and due April 28,
             1998 with interest at 6% per annum. The principle shall be convertible into common shares one year from the issue date of the note at the lessor of eighty (80%) percent of bid price or $2.50 per share on the date of conversion. Interest due on the note shall
             similarly be paid in common stock at the time of conversion.              2,000,000      $    --

             Convertible promissory debenture dated May 15, 1997 and due May 15,
             2000 with interest at 6% per annum. The debentures are convertible into common shares at any time after June 29, 1997 at a price equal to 80% of the average closing bid price for the five (5) trading days preceding the date of conversion. Any debenture not so
             converted is subject to mandatory conversion on May 15, 2000.             2,000,000           --

             Convertible promissory debenture dated June 13, 1997 and due June
             13, 2000 with interest at 6% per annum. The debentures are convertible into common shares at any time after July 28, 1997 at a price equal to 80% of the average closing bid price for the five
             (5) trading days preceding the date of conversion. Any debenture not so converted is subject to mandatory conversion on
             June 13, 2000.                                                            2,000,000           --
                                                                                      ----------      ---------

                                                                                      $6,000,000      $    --
                                                                                      ==========      =========

                          SWISSRAY INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996



NOTE 18 -  LONG-TERM DEBT

           Long-term debt consists of the following:

                                                                           June 30,
                                                                    ---------------------
                                                                      1997        1996
                                                                    --------     --------
Note payable - Edward Coyne, in weekly installments of $817, including principal and interest at 8% per annum, maturing on
October 9, 2002                                                     $182,617     $   --

Note payable - Thatcher Company of New York, in monthly
installments of $855, including principal interest at 10.25%
per annum, maturing on October 3, 2001, secured by various
x-ray chemical mixing machines                                        35,623         --

Note payable - Union Bank of Switzerland, related to the
acquisition of equipment sold to a customer (see Accounts
Receivable -Long-Term), in monthly installments of $12,589 with
imputed interest at 6.0%, expiring on September 30, 2000             450,417         --

Capitalized leases related to the acquisition of various
computer and office equipment in monthly installments over
periods ranging up to June 4, 2001 with interest imputed at
rates ranging from 9.1% to 28.3%. These leases are secured by
the specific equipment leased                                         30,747         --

Note payable - Dr. Zeman-Wiegand Helga, due on demand,
requires interest only payments at 7% per annum with no
current amortization required                                         68,420       87,070

Note payable - Carba, AG, due July 1, 1996, requiring interest only payments at 6% per annum with no current amortization
required                                                                --        293,426

Note payable - Carbamed-Ruegge Reduktion, due July 1, 1996,
requiring interest only payments at 6% per annum with no
current amortization required                                           --        130,605
                                                                    --------     --------
                                                                     767,824      511,101
Less:  Current portion                                               243,135      511,101
                                                                    --------     --------
                                                                    $524,689     $   --
                                                                    ========     ========

                          SWISSRAY INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996



NOTE 18 -  LONG-TERM DEBT (CONTINUED)

           The aggregate long-term debt payment are as follows:

                 Years Ending
                    June 30,
                 ------------
                      1998                                            $ 243,135
                      1999                                              180,834
                      2000                                              190,321
                      2001                                               99,889
                      2002                                               43,134
                      Thereafter                                         10,511
                                                                      ---------

                                                                      $ 767,824
                                                                      =========

NOTE 19 -  COMMON STOCK

           On March 12, 1997, the Company amended its certificate of incorporation to change the number of authorized common shares from 15,000,000 to 30,000,000 of $.01 par value common shares.

           The Company's outstanding shares of common stock of $.01 par value at June 30, 1997 and 1996 were 19,694,433 and 14,185,064, respectively.

NOTE 20 -  ISSUANCE OF COMMON STOCK FOR CASH

           The Company issued 2,150,000 shares for $7,250,000 (includes 1,050,000 shares for $2,050,000 issued under stock option plan) for the year ended June 30, 1996 and 5,358,759 shares for $7,117,337 (including 161,000 shares for $117,530 issued under stock option plan) for the year ended June 30, 1997.

NOTE 21 -  PENSION AND EMPLOYEE BENEFIT PLANS

           The Swiss and Germany Subsidiaries, mandated by government regulations, are required to contribute approximately five (5%) percent of eligible, as defined, employees' salaries into a government pension plan. The subsidiaries also contribute approximately five (5%) percent of eligible employee salaries into a private pension plan. Total contributions charged to operations for the years ended June 30, 1997 and 1996, were $274,009 and $198,722, respectively.

           Effective March 1, 1992, Swissray Empower, Inc. (formerly Empower, Inc.), a U.S. subsidiary, adopted a qualified 401(k) retirement plan for the benefit of substantially all its employees. Under the plan, employees can contribute and defer taxes on compensation contributed. The subsidiary matches, within prescribed limits, the contributions of the employees. The subsidiary also has the option to make an additional contribution to the plan. The subsidiary's contribution to the plan for the period April 1, 1997 (date of acquisition) to June 30, 1997 was $4,185.

           Effective April 3, 1992, Swissray Empower, Inc. (formerly Empower, Inc.), a U.S. subsidiary, adopted a "Section 125" employee benefits plan, which is also referred to as a "Cafeteria" plan. The subsidiary pays for approximately 85% of the employees' health coverage and the employee pays approximately 15% of the cost of coverage. With the implementation of the Cafeteria plan, the employees' payments for coverage are on a pre-tax basis. A new employee has only a ninety
           (90) day waiting period before he or she becomes eligible to participate in the group insurance plan and the Cafeteria plan.

                          SWISSRAY INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996




NOTE 22 -  OTHER INCOME (EXPENSES)

                                                         Year Ended June 30,
                                                     --------------------------
                                                        1997             1996
Interest income                                      $  68,950        $ 131,166
Interest income - stockholder and officer                4,351           12,530
Foreign currency income                                484,846          377,587
Miscellaneous income                                     6,833              512
Loss from investments                                 (246,217)            --
Interest expense                                      (248,728)        (193,930)
Interest expense - stockholder                          (2,315)            --
Licensing income                                          --            482,138
                                                     ---------        ---------

TOTAL OTHER INCOME (EXPENSES)                        $  67,720        $ 810,003
                                                     =========        =========

NOTE 23 -  INCOME TAXES

           Deferred income tax assets as of June 30, 1997 and 1996 of $6,020,961 and $2,947,792, respectively, as a result of net operating losses, have been fully offset by a valuation allowance. The valuation allowances have been established equal to the full amounts of the deferred tax assets, as the Company is not assured that it is more likely than not that these benefits will be realized.

           A reconciliation between the statutory federal income tax rate (34%) and the effective income tax rates based on continuing operations is as follows:

                                                       Year Ended June 30,
                                                  -----------------------------
                                                      1997              1996
                                                  -----------       -----------
Statutory federal income tax (benefit)            $(3,665,678)      $(1,067,008)
State and foreign income tax                           79,296              --
Foreign income tax (benefit) in
  excess of domestic rate                             509,203          (325,715)
Benefit not recognized on operating loss              114,233              --
Valuation allowance                                 3,073,169         1,028,075
                                                  -----------       -----------

                                                  $   110,223       $  (364,648)
                                                  ===========       ===========

           Net operating loss carryforwards at June 30, 1997 were approximately as follows:

United States (expiring through June 30, 2012)                       $ 9,100,000
Switzerland (expiring through June 30, 2007)                          15,200,000
                                                                     -----------

                                                                     $24,300,000
                                                                     ===========

           The income tax related to the extraordinary gain on sale of marketable securities was approximately $343,000 for the year ended June 30, 1996.

           No income tax benefit has been recognized related to the extraordinary loss incurred as a result of fire damage for the year ended June 30, 1997.

                          SWISSRAY INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996




NOTE 24 -  EXTRAORDINARY ITEMS

           In June of 1996, the Company sold marketable securities for $962,500, at a cost of $200,000, resulting in an extraordinary gain of $419,500 ($.03 per share), net of income taxes of approximately $343,000.

           On April 12, 1997, the Company sustained significant fire damage at a leased production and office facility in Hochdorf, Switzerland, resulting in an extraordinary loss, net of insurance proceeds, of $387,514, net of income taxes of $-0-.

NOTE 25 -  SUPPLEMENTAL CASH FLOW INFORMATION

           Cash payments for the years ended June 30, 1997 and 1996, include interest of $122,427 and $193,930, respectively, and income taxes of $56,562 and $-0-, respectively.

           For the year ended June 30, 1996 the Company received a note receivable for $962,500 from the sale of marketable securities. No cash was received.

           NON-CASH OPERATING ACTIVITIES
           In April of 1997, the Company issued options to an officer under the 1996 non-compensation stock option plan. The excess of the then quoted market price over the option price has been recorded as additional compensation amounting to $25,000.

           The Company issued 70,610 shares of common stock in lieu of interest payments due on convertible notes in the amount of $132,950.

           NON-CASH INVESTING ACTIVITIES
           On April 1, 1997, the Company acquired a subsidiary through the issuance of 80,000 shares of common stock at the then quoted market price of $120,000 ($1.50 per share). This transaction was accounted for as a purchase.

NOTE 26 -  STOCK OPTIONS

           The Board of Directors, on January 30, 1996, adopted a non-statutory stock option plan and reserved 3,000,000 shares for issuance to eligible full and part-time employees, officers, directors and consultants. Options are non-transferrable and are exercisable during a term of not more than ten (10) years from the grant date. The options are issuable in such amounts and at such prices as determined by the Board of Directors, except that each option price of each grant will not be less than twenty (20%) percent of the fair market value of such shares on the date the options are granted.

           The following table summarizes the non-statutory stock options outstanding as of June 30, 1997.

                       Price Per      Options          Options         Options
  Date Granted           Share        Granted         Exercised      Outstanding
  ------------         ---------     ---------        ---------      -----------
March 11, 1996           $1.00          50,000           50,000            --
March 11, 1996            2.00       2,000,000        1,000,000       1,000,000
July 22, 1996              .73         200,000          151,000          49,000
January 24, 1997          4.00         125,000             --           125,000
January 24, 1997          3.50         150,000             --           150,000
April 4, 1997             1.00          50,000             --            50,000
June 13, 1997              .73         270,000           10,000         260,000
                                     ---------        ---------       ---------

                                     2,845,000        1,211,000       1,634,000
                                     =========        =========       =========

                          SWISSRAY INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996



NOTE 26 -  STOCK OPTIONS (CONTINUED)

           The Company has also issued other stock options as follows:

                         Price Per     Options     Options        Options
   Date Granted            Share       Granted    Exercised     Outstanding
   ------------          ---------     -------    ---------     -----------
September 20, 1995         $6.50       200,000       --           200,000
June 8, 1996                5.00       100,000       --           100,000
May 16, 1996                4.75        35,000       --            35,000
                                       -------     -------        -------

                                       335,000       --           335,000
                                       =======     =======        =======

NOTE 27 -  SIGNIFICANT CUSTOMER AND GEOGRAPHIC AREAS

           The Company derives all of its' revenues from its subsidiaries located in the United States, Switzerland and Germany. Sales by geographic areas for the years ended June 30, 1997 and 1996 were as follows:

                                                   1997                  1996
                                               -----------           -----------
United States                                  $ 2,000,608           $      --
Switzerland                                      2,184,161             2,002,374
Germany                                          1,393,072             4,976,503
Other export sales                               7,573,860             3,920,345
                                               -----------           -----------

                                               $13,151,701           $10,899,222
                                               ===========           ===========

           The following summarizes customers sales in excess of 10% or more of the total revenues for the years ended June 30, 1997 and 1996:

                                                    1997               1996
                                                 ----------         ----------
         Largest customers:
           Sales                                 $4,288,697         $4,499,893
           Percentage                               33%                 41%
           Number of customers                       2                   3

         Single largest customer:
           Sales                                 $2,389,613         $1,603,631
           Percentage                               18%                 15%

           The accounts receivable balance at June 30, 1997 from the two largest customers amounted to approximately $1,150,800 representing approximately 22% of total trade accounts receivable with the single largest customer balance of approximately $835,700 representing approximately 16% of total trade receivables. The accounts receivable balance at June 30, 1996 from the three largest customers amounted to approximately $1,650,000 representing approximately 48% of total trade accounts receivable with the single largest customer balance of approximately $1,500,000 representing approximately 44% of total trade accounts receivable.

                          SWISSRAY INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996




NOTE 27 -  SIGNIFICANT CUSTOMER AND GEOGRAPHIC AREAS (CONTINUED)

           The following summarizes operating profit (losses) before provision for income tax by geographic areas for the years ended June 30, 1997 and 1996:

                                                 1997                   1996
                                            ------------            -----------
United States                               $   (175,254)           $      --
Switzerland                                   (9,883,240)            (2,612,087)
Germany                                         (333,397)               (63,673)
                                            ------------            -----------

                                            $(10,391,891)           $(2,675,760)
                                            ============            ===========


           The following summarizes identifiable assets by geographic area:

                                                              June 30,
                                                    ----------------------------
                                                        1997             1996
                                                    -----------      -----------
United States                                       $ 2,028,307      $      --
Switzerland                                          21,576,069       18,129,362
Germany                                                 748,539          664,076
                                                    -----------      -----------

                                                    $24,352,915      $18,793,438
                                                    ===========      ===========

NOTE 28 -  COMMITMENTS

           The Company leases various facilities and vehicles under operating lease agreements expiring through September 2002. The Company has excluded all vehicle leases in the schedule below because they are deemed to be immaterial. The facilities lease agreements provide for a base monthly payment of $20,767 per month. Rent expense for the years ended June 30, 1997 and 1996 was $297,926 and $242,658, respectively.

           Future minimum annual lease payments, based on the exchange rate in effect on June 30, 1997, under the facilities lease agreements are as follows:

                  Year Ended
                    June 30,
                  ----------
                     1998                                             $249,212
                     1999                                              179,612
                     2000                                              165,512
                     2001                                              110,869
                     2002                                               98,525
                     Thereafter                                         24,631

                          SWISSRAY INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996




NOTE 28 -  COMMITMENTS (CONTINUED)

           On January 1, 1996, the Company entered into a long-term purchase agreement with a major vendor to supply the camera module for a product the Company sells. At June 30, 1997, future minimum payments under this contract, which is cancelable with four months notice, are as follows:

                   Years Ending
                     June 30,
                   ------------
                       1998                                          $ 4,337,130
                       1999                                            5,250,210
                       2000                                            1,902,250
                                                                     -----------

                       Total minimum contract payments               $11,489,590
                                                                     ===========

           The Company's total purchases under this agreement was $1,534,646 for the year ended June 30, 1997.

NOTE 29 -  LITIGATION

           On or about July 7, 1995, the Company commenced litigation against a former officer and director of a corporate predecessor alleging certain improprieties on the part of such officer and seeking monetary compensation as a result thereof. Such defendant responded (in September 1995) by filing certain affirmative defenses and counterclaims against the Company and others and subsequently brought (together with certain of his family members) an action against the Company in the same court which action raised issues and claims substantially similar to those raised in the aforesaid counterclaims. The two actions were assigned to the same judge and the Company moved successfully to dismiss both the counterclaims and the second action. Leave to replead both claims were granted and amended counterclaims and an amended complaint were served and filed and the Company again successfully moved to dismiss both pleadings. Following the most recent dismissal, counsel for the Company and the aforesaid former officer entered into settlement discussions. Both the Company and defendant have agreed to dismiss all claims and counter claims against each other, and are awaiting for formal written releases to be executed.

NOTE 30 -  SUBSEQUENT EVENTS

           In July, 1997, 110,000 non-statutory stock options were exercised for $80,300 ($.73 per share).

           On July 31, 1997, the Company issued $4,262,500 of 7% convertible debentures in exchange for $4,262,500 (including interest of $262,500) of 6% convertible debentures dated May 15, 1997 and June 13, 1997. (See Convertible Debentures.) The Company did not receive any cash proceeds from this transaction. The debentures, due July 31, 2000, are convertible into common shares at any time after September 14, 1997 at a price equal to 80% of the average closing bid price for the five (5) trading days preceding the date of conversion. Any debenture not so converted is subject to mandatory conversion on July 31, 2000.

           In August, 1997, the Company issued $5,000,000 of convertible debentures due August 2000 with interest at 6% per annum. The debentures are convertible into common shares at any time after 45 days from the date of issuance at a price equal to 80% of the average closing bid price for the five (5) trading days preceding the date of conversion. Any debenture not so converted is subject to mandatory conversion in August, 2000. The Company received cash proceeds of $4,293,750, net of related costs of $706,250.

                          SWISSRAY INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996




NOTE 31 -  UNAUDITED PROFORMA CONDENSED COMBINED STATEMENT OF OPERATIONS

           The following unaudited proforma condensed combined statements of operations for the years ended June 30, 1997 and 1996 give retroactive effect of the acquisition of Empower, Inc. on April 1, 1997, which has been accounted for as a purchase. The unaudited proforma condensed combined statements of operations give retroactive effect to the foregoing transaction as if it had occurred at the beginning of each year presented. The proforma statements do not purport to represent what the Company's results of operations would actually have been if the foregoing transactions had actually been consummated on such dates or project the Company's results of operations for any future period or date.

           The proforma statements should be read in conjunction with the historical financial statements and notes thereto.

                          SWISSRAY INTERNATIONAL, INC.
          UNAUDITED PROFORMA CONDENSED COMBINED STATEMENT OF OPERATIONS
                        FOR THE YEAR ENDED JUNE 30, 1996

                                Swissray                                                Proforma
                           International, Inc.   Empower, Inc.     Adjustments        As Adjusted
                           -------------------   -------------     -----------        -----------
Revenues                      $ 10,899,222        $8,813,949       $   --             $ 9,903,871

Income (loss) before
  extraordinary
  items                       $ (2,311,112)       $   30,536       $(36,000)(1)       $(2,244,576)

Net income (loss)             $ (1,891,612)       $   30,536       $(36,000)(1)       $(1,897,076)

Loss per share                                                                        $      (.15)

Weighted average number
  of shares outstanding                                                                13,054,749


                           SWISSRAY INTERNATIONAL, INC
          UNAUDITED PROFORMA CONDENSED COMBINED STATEMENT OF OPERATIONS
                        FOR THE YEAR ENDED JUNE 30, 1997

Revenues                      $ 11,133,745        $ 8,071,824        $   --             $ 19,205,569

Loss before
  extraordinary
  items                       $(10,434,180)       $  (235,736)       $(36,000)(1)       $(10,705,916)

Net loss                      $(10,821,694)       $  (235,736)       $(36,000)(1)       $(11,093,430)

Loss per share                                                                          $       (.69)

Weighted average number
  of shares                                                                               15,877,571

             (1)  Adjustment to record amortization of goodwill

EXHIBIT
   NO.                                      DESCRIPTION



2.1 Acquisition Agreement, dated May 1995, by and between Registrant, a New York corporation (now SWISSRAY International, Inc.); Berkshire International Finance, Inc., SR-Medical AG (a Swiss corporation), Teleray AG (a Swiss corporation) and others (Incorporated by reference to Exhibit 1 of the Registrant's Registration Statement on Form 10SB, Registration No. 0-26972, effective February 14, 1996).

2.2 Exchange Agreement, dated as of November 22, 1996 by and between the Registrant and Doug Maxwell; Registration Rights Agreement, dated as of March 13, 1997, between the Registrant and Doug Maxwell; Assignment and Assumption Agreement, dated March 13, 1997, between the Registrant and Doug Maxwell; Option Agreement, dated January 24, 1997, granting options for 125,000 shares of the Registrant to Doug Maxwell.

3.1 Registrant's Certificate of Incorporation, dated December 20, 1967 (Incorporated by reference to Exhibit 2(a) of the Registrant's Registration Statement on Form 10SB, Registration
            No. 0-26972, effective February 14, 1996)

3.2 Amendment to Registrant's Certificate of Incorporation, dated September 19, 1968 (Incorporated by reference to Exhibit 2(b) of the Registrant's Registration Statement on Form 10SB, Registration No. 0-26972, effective February 14, 1996)

3.3 Amendment to Registrant's Certificate of Incorporation, dated September 18, 1972 (Incorporated by reference to Exhibit 2(c) of the Registrant's Registration Statement on Form 10SB, Registration No. 0-26972, effective February 14, 1996)

3.4 Amendment to Registrant's Certificate of Incorporation, dated October 30, 1981 (Incorporated by reference to Exhibit 2(d) of the Registrant's Registration Statement on Form 10SB, Registration No. 0-26972, effective February 14, 1996)

3.5 Certificate of Merger of Direct Marketing Services, Inc. and CGS Units Incorporated into CGS Units Incorporated, dated June 16, 1994 (Incorporated by reference to Exhibit 2(e) of the Registrant's Registration Statement on Form 10SB, Registration No. 0-26972, effective February 14, 1996)

3.6         Amendment to Registrant's Certificate of Incorporation, dated August
            10, 1994.

3.7 Certificate of Correction of Certificate of Merger of Direct Marketing Services, Inc. and CGS Units Incorporated into CGS Units Incorporated, filed August 5, 1994 (Incorporated by reference to
            Exhibit 2(f) of the Registrant's Registration Statement on Form 10SB, Registration No. 0-26972 effective, February 14, 1996)

3.8 Amendment to Registrant's Certificate of Incorporation, dated May 24, 1995 (Incorporated by reference to Exhibit 2(g) of the Registrant's Registration Statement on Form 10SB, Registration No. 0-26972, effective February 14, 1996)

3.9         Amendment to Registrant's Certificate of Incorporation, dated August
            29, 1996.

3.10 Amendment to Registrant's Certificate of Incorporation, dated December 13, 1996.

3.11        Amendment to Registrant's Certificate of Incorporation, filed March
            12, 1997

3.12 Registrant's By-Laws (incorporated by reference to Exhibit 2(h) of the Registrant's Registration Statement on Form 10SB, Registration No. 0-26972, effective February 14, 1996)

10.1 License Agreement, dated June 24, 1995, by and between the Registrant and Hans-Jurgen Behrendt (Incorporated by reference to Exhibit __ of the Registrant's Registration Statement on Form 10SB, Registration No. 0-26972, effective February 14, 1996)

10.2 1996 Non-Statutory Stock Option Plan (incorporated by reference to Exhibit__ to the Registrant's Registration Statement on Form S-8 (Registration No. ____), effective _____________)

10.3 Agreement dated June 11, 1996 between the Registrant and Philips Medical System.

10.4 License Agreement, dated as of July 18, 1997, by and between the Registrant and Agfa-Gevaer+ N.V. certain portions of which are filed under a request for confidential treatment pursuant to Rule 24b-2 promulgated pursuant to the Securities Exchange Act of 1934, as amended, and Rule 80(b)(4) of Organization; Conduct and Ethics; and Information and Requests adopted under the Freedom of Information Act, under Rule 406 of the Securities Act of 1933, as amended, and the Freedom of Information Act.

10.5 Agreement, dated July 14, 1995, by and between Teleray AG and Optische Werke G. Roderstock certain portions of which are filed under a request for confidential treatment pursuant to Rule 24b-2 promulgated pursuant to the Securities Exchange Act of 1934, as amended, and Rule 80(b)(4) of Organization; Conduct and Ethics; and Information and Requests adopted under the Freedom of Information Act, under Rule 406 of the Securities Act of 1933, as amended, and the Freedom of Information Act.

21          List of Subsidiaries

23          Consent of Bederson of Company LLP

27          FINANCIAL DATA SCHEDULE