Form 10KSB/A
period 1997-06-30
SWISSRAY INTERNATIONAL INC
filed 1997-10-28
CIK 1002137

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                  FORM 10-KSB/A

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1997

               TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to _______

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

The number of shares outstanding of each of the Registrant's classes of Common Stock, as of October 9, 1997 is 22,486,263 shares, all of one class of common stock, $.01 par value. Of this number a total of 18,003,673 shares having an aggregate market value of $24,193,336, based on the closing price of the Registrant's common stock of $1.3438 on October 9, 1997 as quoted on the NASDAQ SmallCap market, were held by non-affiliates* of the Registrant.

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

                           Yes                  No

Not Applicable

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 22,486,263 shares as of October 9, 1997.

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


         Part III of this Amendment includes a revised Exhibit 10.2 and adds
Exhibit 10.6, both of which are incorporated by reference to the Registrant's Registration Statement on Form S-1, filed October 20, 1997.


         This Form 10-KSB/A amends the Form 10-KSB filed by the Registrant with the Securities and Exchange Commission on September 30, 1997 (the "Original Report") Items 9, 10, 11 and 12 of Part III of the Original Report were incorporated by reference to the Registrant's definitive Proxy Statement to be filed within 120 days of the end of the Registrant's fiscal year ended June 30, 1997. The Proxy Statement will be filed after the expiration of 120 days. Accordingly, Registrant is filing this Amendment to the Original Report to provide the information required by Items 9, 10, 11 and 12 of Part III of Form 10-KSB.

                                    PART III.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         Set forth below is certain information concerning each director and executive officer of Swissray International, Inc. (the "Registrant" or the "Company"), including age, position(s) with the Registrant, present principal occupation and business experience during the past five years.


           NAME                 AGE                                   POSITION(S) HELD
Ruedi G. Laupper                47      Chairman of the Board of Directors, President and Chief Executive
                                        Officer
Josef Laupper                   52      Secretary, Treasurer and  Director
Ueli Laupper                    27      Vice President International Sales and Director
Dr. Erwin Zimmerli              50      Director
Herbert Laubscher               31      Chief Financial Officer

         Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and have qualified.

         Ruedi G. Laupper is the brother of Josef Laupper and the father of Ueli Laupper and has been President and a director of the Registrant since May, 1995 and Chairman of the Board of Directors since March 1997. In addition, he is Chairman of the Board of Directors and President of the Company's principal operating subsidiaries. Ruedi G. Laupper is the founder of the predecessors of the Company and was Chief Executive Officer of SR-Medical AG until May 1995. He has approximately 22 years of experience in the field of radiology.

         Josef Laupper is the brother of Ruedi G. Laupper and the uncle of Ueli Laupper and has been Secretary, Treasurer and a director of the Registrant since May, 1995. He has held comparable positions with SR-Medical AG, Teleray AG and their respective predecessors since 1990. He is principally in charge of the Company's administration. Josef Laupper has approximately 18 years of experience within the medical device business.

         Ueli Laupper, 27 years of age, is the son of the Company's President and the nephew of Josef Laupper. Ueli Laupper has overall Company responsibilities in the area of international marketing and sales with approximately seven years of experience within the international X-ray market. He has been Vice President of International Sales since March, 1997 and a director of the Company since March, 1997. He was Chief Executive Officer of SR Medical AG from July 1995 until June 30, 1997.

         Erwin Zimmerli has been a director of the Company since May, 1995. Since receiving his Ph.D. degree in law and economics from the University of St. Gall, Switzerland in 1979, Zimmerli has served as head of the White Collar Crime Department of the Zurich State Police (1980-86), an expert of a Swiss Parliamentary Commission for penal law and Lecturer at the Universities of St. Gall and Zurich (1980-87), Vice President of an accounting firm (1987-1990) and Executive Vice President of a multinational aviation company (1990-92). Since 1992 he has been actively engaged in various independent consulting capacities primarily within the Swiss legal community.

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


             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires the Company's directors, officers and persons who own more than 10% of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "Commission"). Such persons are required by the Commission to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of Forms 3, 4 and 5 received by it, the Company believes that, with the exception of those persons indicated below, all directors, officers and 10% stockholders complied with such filing requirements.

         According to the Company's records, the following filings appear not to have been timely made: one initial statement of beneficial ownership on Form 3 and one statement of changes in beneficial ownership on Form 5 covering two transactions (such Form 5 representing a delinquent Form 4) were not filed timely by Ruedi G. Laupper; one initial statement of beneficial ownership was not filed timely by Ueli Laupper; one initial statement of beneficial ownership on Form 3 and one statement of changes in beneficial ownership on Form 5 covering one transaction (such Form 5 representing a delinquent Form 4) were not filed timely by Tomlinson Holding, Inc.; one initial statement of beneficial ownership on Form 3 was not filed timely by Joseph Laupper; one initial statement of beneficial ownership was not filed timely by Ulrich Ernst; one initial statement of beneficial ownership was not filed timely by Berkshire Capital Management and one initial statement of beneficial ownership and one statement of changes in beneficial ownership on Form 5 covering one transaction (such Form 5 representing a delinquent Form 4) were not filed timely by Erwin Zimmerli.




ITEM 10. EXECUTIVE COMPENSATION

         The following Summary Compensation Table sets forth certain information for the years ended June 30, 1995, 1996 and 1997 concerning the cash and non-cash compensation earned by or awarded to the Chief Executive Officer of the Registrant, the three other most highly compensated executive officers of the Registrant as of 1997 and the former Chairman of the Board of Directors:

                           Summary Compensation Table


                                                               ANNUAL COMPENSATION                LONG-TERM COMPENSATION
                                                       ------------------------------------     --------------------------
                                             FISCAL                            OTHER ANNUAL      STOCK          ALL OTHER
    NAME AND PRINCIPAL POSITION               YEAR      SALARY        BONUS    COMPENSATION     OPTIONS       COMPENSATION
-----------------------------------------    ------    --------       -----    ------------     -------       ------------
Ruedi G. Laupper                              1997     $146,983         --        $15,000(2)    120,000(6)          --
   President and Chief Executive Officer      1996     $161,085         --        $15,000(2)         --             --
   Chairman of the Board of Directors         1995     $ 50,555(1)      --             --            --             --

Josef Laupper                                 1997     $ 96,861         --        $12,000(2)         --             --
   Secretary, Treasurer                       1996     $106,229         --        $12,000(2)         --             --
                                              1995     $ 50,555(1)      --             --            --             --

Ueli Laupper                                  1997           --         --             --            --             --
   Vice President International Sales (3)     1996           --         --             --            --             --
                                              1995           --         --             --            --             --

Herbert Laubscher                             1997           --         --             --            --             --
   Chief Financial Officer (3) (4)            1996           --         --             --            --             --
                                              1995           --         --             --            --             --

Ulrich Ernst (5)                             1997      $ 96,979         --     $10,000(2)          --             --
                                             1996      $ 98,197         --     $15,000(2)          --             --
                                             1995            --         --          --             --             --

----------------------

(1) In 1995, the Registrant changed its fiscal year end from December 31 to June 30. As a result, the Registrant had a fiscal year beginning on January 1, 1995 and ending on June 30, 1995. Accordingly, the salaries listed for fiscal year 1995 were for a six-month period. The salaries for each of Ruedi G. Laupper and Josef Laupper for the twelve-month period ending June 30, 1995 were $101,110 and $101,110 respectively.

(2)  Fees for service on the Board of Directors of the Registrant.

(3)  Compensation did not exceed $100,000 in any fiscal year.

(4)  Herbert Laubscher joined the Registrant on August 2, 1996.

(5) Ulrich Ernst was Chairman of the Board of Directors from May, 1995 until March 18, 1997.

(6) The options, which were fully vested on date of grant (6/13/97), were issued in exchange for services to the Registrant as Chairman of the Board of Directors.


                   STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

         The following tables set forth certain information concerning the grant of options to purchase shares of the Common Stock to each of the executive officers of the Registrant, as well as certain information concerning the exercise and value of such stock options for each of such individuals. Options generally become exercisable upon issuance and expire no later than ten years from the date of grant.


         STOCK OPTIONS GRANTED IN FISCAL YEAR ENDED JUNE 30, 1997 (1)



                                                    Percent
                                                    of Total
                                Number of           Options
                               Securities          Granted to                         Market
                               Underlying          Employees        Exercise or      Price on
                                 Options           in Fiscal         Base Price       Date of       Expiration
           Name                  Granted              Year           Per Share       Grant (4)         Date
--------------------           ----------          ----------       -----------      ---------      ----------
Ruedi G. Laupper               120,000(2)             30.4%            $0.73(3)        $2.94          6/13/02
Josef Laupper(5)                    __                  __                __              __               __
Ueli Laupper(5)                     __                  __                __              __               __
Herbert Laubscher(5)                __                  __                __              __               __
Ulrich Ernst(5)(6)                  __                  __                __              __               __

---------------

(1) The options to purchase the Registrant's Common Stock were granted under the Swissray International, Inc. 1996 Non-Statutory Stock Option Plan.

(2) These options were owned indirectly through SR Medical Equipment Ltd., a corporation wholly owned by Mr. Laupper. They were immediately exercisable on the date of grant.

(3) The exercise price per share is contingent on purchase of the entire amount of Securities.

(4) The market price on date of grant was based on the average of the high and low reported prices on the Nasdaq SmallCap Market on June 13, 1997.

(5)  These individuals own no stock options of the Registrant.

(6) Mr. Ernst was Chairman of the Board of Directors from May, 1995 until March 18th, 1997.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                             FY-END OPTION VALUES(1)


                                                                                               VALUE OF
                                                 NUMBER OF SECURITIES                        UNEXERCISED
                                                UNDERLYING UNEXERCISED                       IN-THE-MONEY
                                              OPTIONS AT FISCAL YEAR-END                      OPTIONS AT
                                                         (#)                             FISCAL YEAR-END ($)
                 Name                         EXERCISABLE/UNEXERCISABLE               EXERCISABLE/UNEXERCISABLE
--------------------------------------        --------------------------              -------------------------
CEO Ruedi G. Laupper                                120,000/0 (2)                              $1.79/0
Josef Laupper(3)                                         0/0                                     0/0
Ueli Laupper(3)                                          0/0                                     0/0
Herbert Laubscher(3)                                     0/0                                     0/0
Ulrich Ernst(3)(4)                                       0/0                                     0/0

---------------

(1) No options were exercised by a Named Executive Officer during the fiscal year ended June 30, 1997.

(2) Includes 120,000 options which are owned indirectly by Mr. Laupper through SR Medical Equipment Ltd., a corporation which is wholly owned by Mr. Laupper.

(3)  These individuals own no stock options of the Registrant.

(4) Mr. Ernst was Chairman of the Board of Directors from May 1995 until March 18, 1997.


                              DIRECTOR COMPENSATION

         Directors of the Registrant receive $10,000 annually for serving as directors except for Josef Laupper, who receives $12,000 and Ruedi Laupper, the Chairman of the Board of Directors, who receives $15,000. Ruedi Laupper also received options to acquire 120,000 shares of the Registrant's common stock on June 13, 1997 in exchange for services to the Registrant as Chairman of the Board of Directors. The exercise price for such options is $.73 per share. The options were fully vested on the date of grant.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of the Common Stock as of June 30, 1997 (except where otherwise noted) with respect to (a) each person known by the Registrant to be the beneficial owner of more than five percent of the outstanding shares of Common Stock, (b) each director of the Registrant, (c) the Registrant's executive officers and (d) all officers and directors of the Registrant as a group (except as indicated in the footnotes to the table, all of such shares of Common Stock are owned with sole voting and investment power):


                                               Number            Percentage
                                             of Shares           of Shares
                                           Beneficially         Beneficially
   Name of Beneficial Owner (1)                Owned               Owned
---------------------------------          ------------         ------------
CEO Ruedi G. Laupper (2)                     4,102,590              18.2%
Josef Laupper (3)                              500,000               2.2%
Ulrich R. Ernst (4) (5)                        500,000               2.2%
Erwin Zimmerli (6)                              50,000                *
Ueli Laupper                                         0                --
Herbert Laubscher                                    0                --
Thomson Kernaghan & Co. Ltd. (7)             1,704,347               7.6%
                                             ---------              ----
All directors and officers as a group        5,152,590
<6 PERSONS>


---------------

*   Represents less than 1%.

(1) The address of each such person is c/o Swissray International, Inc., 200 East 32nd Street, Suite 34-B, New York, NY 10016.

(2) Includes (i) 300,000 shares owned indirectly by Mr. Laupper through SR Medical Equipment Ltd., a corporation which is wholly owned by Mr. Laupper;
     (ii) 3,682,590 shares owned indirectly by Mr. Laupper through Tomlinson Holding, Inc., a corporation which is wholly owned by Mr. Laupper and (iii) 120,000 shares which may be acquired upon exercise of immediately exercisable options, which options are owned indirectly by Mr. Laupper through SR Medical Equipment Ltd., a corporation which is wholly owned by Mr. Laupper.

(3) Includes 500,000 shares owned indirectly by Mr. Laupper through Lairy Investment Inc., a corporation of which Mr. Laupper is a majority shareholder.

(4) Includes 500,000 shares owned indirectly by Mr. Ernst through a corporation of which Mr. Ernst is a majority shareholder.

(5) Mr. Ernst was Chairman of the Board of Directors from May 1995 until March 18, 1997.

(6) Includes 50,000 shares which may be acquired upon exercise of immediately exercisable options.

(7) Includes 1,704,347 shares which may be issued upon conversion of previously-issued convertible debentures (the "Convertible Debentures") assuming conversion based on the last reported sales price on October 17, 1997. Fifty percent of the Convertible Debentures are convertible into shares of common stock of the Registrant at any time after November 3, 1997 and the remaining fifty percent of the Convertible Debentures are convertible, into shares of common stock of the Registrant at any time after December 3, 1997.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Registrant issued 482,590 shares of Common Stock to a company controlled by Ruedi G. Laupper pursuant to an agreement between Mr. Laupper and the Registrant, dated as of June 30, 1997, in consideration of Mr. Laupper's agreement to the temporary cancellation of 1,608,633 shares of Common Stock held by Mr. Laupper or companies controlled by him to enable the Company to maintain a sufficient number of shares of Common Stock to meet certain obligations of the Company to issue Common Stock and to permit certain financings prior to the increase of the number of authorized shares of Common Stock from 15,000,000 to 30,000,000.

         The Company made unsecured advances to its former Chairman of the Board of Directors (a principal stockholder) during the fiscal year ended June 30, 1997 requiring interest at 6% per annum. The balance at June 30, 1997 was $69,587. Interest charged to the stockholder for the fiscal year ended June 30, 1997 was $3,460.

ITEM 13.          EXHIBITS

         (a)      List of Exhibits

Exhibit No.       Description
-----------       -----------
10.2              1996 Swissray International Corporation, Inc. Non-Statutory
                  Stock Option Plan (Incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-1,
                  Registration No. 333-38229, filed October 20, 1997).

10.6 Agreement, dated as of June 30, 1997, between the Registrant and Ruedi G. Laupper (Incorporated by reference to Exhibit
                  10.6 of the Company's Registration Statement on Form S-1, Registration No. 333-38229, filed October 20, 1997).

                                  EXHIBIT INDEX

EXHIBIT NO.                               DESCRIPTION
-----------                               -----------
10.2 1996 Swissray International Corporation, Inc. Non-Statutory Stock Option Plan (Incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-1, Registration No. 333-38229, filed October 20, 1997).

10.6 Agreement, dated as of June 30, 1997, between the Registrant and Ruedi G. Laupper (Incorporated by reference to Exhibit
                  10.6 of the Company's Registration Statement on Form S-1, Registration No. 333-38229, filed October 20, 1997).

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SWISSRAY INTERNATIONAL, INC.



                                      By:  / Ruedi G. Laupper /
                                           --------------------
                                      Ruedi G. Laupper, Chairman of the Board of
                                      Directors, President & Chief Executive
                                      Officer

Date: October 28, 1997


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/ Ruedi G. Laupper /      Chairman of the Board of              Dated: October 28, 1997
--------------------      Directors, President & Chief
    Ruedi G. Laupper      Executive Officer

/ Josef Laupper /         Secretary-Treasurer and a Director    Dated: October 28, 1997
-----------------
    Josef Laupper

/ Herbert Laubscher /     Chief Financial Officer               Dated: October 28, 1997
---------------------
   Herbert Laubscher

/ Ueli Laupper /          Vice President and a Director         Dated: October 28, 1997
----------------
    Ueli Laupper

/ Dr. Erwin Zimmerli /    Director                              Dated: October 28, 1997
----------------------
    Dr. Erwin Zimmerli