Form 10-Q
period 1997-09-30
SWISSRAY INTERNATIONAL INC
filed 1997-11-14
CIK 1002137

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 1997

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to_________________________

Commission file number      0-26972

                          SWISSRAY International, Inc.
             (Exact name of registrant as specified in its charter)

                New York                                 16-0950197
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                 Identification Number)

200 East 32nd Street, Suite 34-B, New York, New York        10016
(Address of principal executive offices)                  (Zip Code)

New York (212) 545 0095                 Switzerland  011 41 41 919 90 50
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

The number of shares outstanding of each of the registrant's classes of common stock, as of November 7, 1997 is 23,616,131 shares, all of one class of $.01 par value common stock.

                               TABLE OF CONTENTS

                                                                       Page No.

                                     PART I

Item 1.       Financial Statements                                         F1-F4

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations and Plan of Operations               3-6

Item 3.       Market Prices and Dividend Policy                                7

                                    PART II

Item 1.       Legal Proceedings                                                8

Item 2.       Changes in Securities                                            9

Item 3.       Defaults Upon Senior Securities                                  9

Item 4.       Submission of Matters to a Vote of Security Holders              9

Item 5.       Other Information                                                9

Item 6.       Exhibits and Reports on Form 8-K                                 9

Signatures                                                                    10

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                         September 30,         June 30,
                                                                              1997               1997
                                                                          (Unaudited)
CURRENT ASSETS
Cash and cash equivalents                                               $  5,181,359        $  3,091,307
Accounts receivable, net of allowance for doubtful
accounts of $ 107,553 (September 1997) and $ 148,390 (June 1997)           5,029,070           5,154,794
Accounts receivable - affiliates                                                   0                   0
Note receivable                                                                                        0
Inventories                                                                4,678,372           3,911,107
Prepaid expenses and sundry receivables                                    2,051,392           1,936,138
Total Current Assets                                                      16,940,193          14,093,346
PROPERTY AND EQUIPMENT, at cost, net of accumulated depreciation
of $ 396,881 (September 1997) and $ 320,110 (June 1997)                    4,388,463           4,336,617

OTHER ASSETS
Due from stockholders                                                            351              69,587
Loan receivable                                                               20,917              17,396
Accounts receivable - long-term, net of allowance of $ 818,105
(September 1997) and $ 814,178 (June 1997) for doubtful account              159,574             240,912
Licensing agreement, net of accumulated amortization of                    3,973,260           4,097,424
$ 993,315 (September 1997) and $ 869,151 (June 1997)
Patents and trademarks, net of accumulated amortization of                   220,899             206,003
$ 61,468 (September 1997) and $ 54,941 (June 1997)
Capitalized computer software, net of accumulated amortization of            351,958             317,524
$ 51,348 (September 1997) and $ 34,512 (June 1997)
Organisation cost, net of accumulated amortization of                          5,584               5,921
$ 2,801 (September 1997) and $ 2,464 (June 1997)
Security deposits                                                             39,656              43,728
Note receivable - long-term                                                  513,643             513,643
Goodwill, net of accumulated amortization of $ 19,519 (September
1997) and $ 9,023 (June 1997)                                                400,318             410,814
TOTAL OTHER ASSETS                                                         5,686,160           5,922,952
Total Assets                                                            $ 27,014,817        $ 24,352,915

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt                                    $    158,441        $    243,135
Notes payable - banks                                                      2,960,478           3,834,706
Notes payable - short-term                                                    36,291                   0
Loan payable                                                                 133,099             133,008
Accounts payable                                                           5,221,685           5,336,749
Accrued expenses                                                             705,312           1,401,938
Customer deposits                                                            181,431             170,436
Due to stockholders and officers                                                   0             139,826
Due to Employees                                                              39,590                   0
TOTAL CURRENT LIABILITIES                                                  9,436,328          11,259,798

CONVERTIBLE DEBENTURES                                                     9,873,000           6,000,000

LONG-TERM DEBT, less current maturities                                      993,995             524,689

STOCKHOLDERS' EQUITY
Common stock                                                                 206,212             196,944
Additional paid-in capital                                                27,001,098          26,608,594
Accumulated deficit                                                      (19,001,765)        (18,808,576)
Accumulated other comprehensive loss                                      (1,494,052)         (1,428,534)
TOTAL STOCKHOLDERS' EQUITY                                                 6,711,494           6,568,428
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 27,014,817        $ 24,352,915

                           SWISSRAY INTERNATIONAL INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                        Three Months Ended  Three Months Ended
                                           September 30,       September 30,
                                                1997                1996
                                            (Unaudited)          (Unaudited)
NET SALES                                 $  5,258,903         $ 2,467,175
COST OF SALES                                3,313,091           1,189,257
GROSS PROFIT                                 1,945,812           1,277,918

OPERATING EXPENSES
Officers and directors compensation             95,735             127,211
Salaries                                       621,677             502,164
Selling                                        488,031             194,379
Research and development                       473,839             499,522
General and administrative                     212,180             279,456
Other operating expenses                       135,877             331,902
Bad debts                                      (39,964)
Depreciation and amortization                  198,723             172,958
TOTAL OPERATING EXPENSES                     2,186,097           2,107,592

LOSS BEFORE OTHER INCOME (EXPENSES)
  AND INCOME TAXES                             240,285             829,674
OTHER INCOME (EXPENSES)                         47,972             (10,084)

LOSS FROM CONTINUING OPERATIONS
  BEFORE EXTRAORDINARY ITEMS                   192,313             839,758
Income Tax Provision (Benefit)                     876                  --

NET LOSS                                  $    193,189         $   839,758


LOSS PER COMMON SHARE                     $       (.01)        $      (.06)


WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                        20,076,311          14,185,064

SWISSRAY INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   Three Months        Three Months
                                                       Ended               Ended
                                                    September 30,       September 30,
                                                        1997                1996
                                                    (Unaudited)          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                           $  (193,189)         $  (839,758)
Adjustment to reconcile net loss to net
   cash from operating activities
   Depreciation and amortization                       198,723              172,958
   Provision for bad debts                             (36,910)              (9,968)
   Financing costs incurred                             91,425                    0

   (Increase) decrease in operating assets:
   Accounts receivable                                 166,561            1,303,848
   Accounts receivable - others                         77,411                   --
   Inventories                                        (767,265)            (843,472)
   Prepaid expenses and sundry receivables            (115,254)            (457,291)
   Increase (decrease) in  operating liabilities
   Accounts payable                                   (115,064)          (1,499,529)
   Accounts payable - affiliates                             0               (1,541)
   Accrued expenses                                   (696,626)             338,796
   Customers deposits                                   10,995              (25,281)

NET CASH USED BY OPERATING ACTIVITIES               (1,186,004)          (1,021,480)

CASH FLOW FROM INVESTING ACTIVITIES
   Acquisition of property and equipment              (179,888)             (82,334)
   Patents and trademarks                              (21,423)              (1,626)
   Security deposits                                     4,072                  (31)
   Loans receivable                                     (3,521)                  --
   Repayments from (advances to) affiliates                 --             (149,222)

NET CASH USED BY INVESTING ACTIVITIES                 (200,760)            (233,213)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from short-term borrowings                  36,382            3,151,023
   Proceeds from long-term borrowings                  469,306                   --
   Principal payment of short-term borrowings         (958,923)          (2,069,828)
   Principal payment of long-term borrowings                --             (511,101)
   Issuance of common stock for cash                 3,873,000                   --
   Repayment from (advances to) stockholders
    and officers                                       170,173                   --

CASH PROVIDED BY FINANCING ACTIVITIES                3,589,938              570,094

EFFECT OF EXCHANGE RATE ON CASH                         80,067                  845

NET INCREASE (DECREASE) IN CASH                      2,283,241             (683,754)
CASH AND CASH EQUIVALENT - beginning of period       3,091,307            3,252,658

CASH AND CASH EQUIVALENTS - end of period          $ 5,181,359          $ 1,729,173

                                                                                                         Cumulative
                                                                         Additional                        Foreign
                                           Common Stock                   Paid-in       Accumulated       Currency
                                             Shares         Amount        Capital         Deficit        Adjustment       Total
BALANCE JULY 1, 1997                       19,694,433     $ 196,944    $26,608,594    $ (18,808,576)   $ (1,428,534)  $ 6,568,428

Issuance of common stock for cash             818,814         8,188        309,638                                        317,826

Issuance of common stock in lieu of
  interest payments                             7,974            80         10,867                                         10,947

Stock options exercised for cash              100,000         1,000         72,000                                         73,000

Foreign currency translation adjustment                                                                      (65,518)      (65,518)

Net loss                                                                                   (193,189)                     (193,189)
                                           20,621,221     $ 206,212    $27,001,099    $ (19,001,765)   $ (1,494,052)  $(6,711,494)

NOTES  TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997

      (1)The financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's annual report on Form 10-K for the fiscal year ended June 30, 1997.

      (2)In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Registrant as of September 30, 1997 and the results of operations and cash flows for the interim period presented. Operating results for the three months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year ending June 30, 1998.

      (3)INVENTORIES

         Inventories are summarized by major classification as follows:

                                    September 30,             June 30,
                                    -----------------------------------
                                        1997                    1997
                                    ------------            -----------
Raw materials, parts and supplies    $3,862,229             $2,632,256
      Work in process                   277,652                468,204
      Finished goods                    538,491                810,647
                                     ----------             ----------
                                     $4,678,372             $3,911,107
                                     ==========             ==========


Inventories are stated at lower of cost or market, with cost being determined on the first-in, first-out (FIFO) method. Inventory cost include material, labor, and overhead.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

      All references herein to the "Registrant" refer to Swissray International Inc. All references herein to the "Company" refer to Swissray International, Inc. and its subsidiaries.

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      Statements in this discussion which are not historical facts may be considered forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including estimated cost savings to be realized from restructuring activities and estimated proceeds from and timing of facility sales. The words "believe," "expect," "anticipate," "estimate", and similar expressions identify forward looking statements. Any forward looking statements involve risks and uncertainties that could cause actual events or results to differ, perhaps materially, from the events or results described in the forward looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise. Risks associated with the Company's forward looking statements include, but are not limited to, risks associated with the Company's history of losses and uncertain profitability, need for market acceptance of the AddOn Multi System, reliance on a single product, reliance on large customers, risks associated with the Company's international operations, currency fluctuations, the risk of new and different legal and regulatory requirements, governmental approvals, tariffs and trade barriers, risks associated with competition and technological innovation by competitors, dependence on patents and proprietary technology, general economic conditions and conditions in the healthcare industry, reliance on key management, limited manufacturing history with respect to the AddOn-Multi-System, dependence on sole source suppliers, future capital needs and uncertainty of additional financing, potential recalls and product liability, dilution, effects of outstanding convertible debentures, limited public market, liquidity, possible volatility of stock price, proposed new listing standards for NASDAQ securities and environmental matters.

      The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, related notes and other information included in this quarterly report on Form 10-Q.

GENERAL

      On October 17, 1997, the Company acquired substantially all of the assets of Service Support Group LLC, located in Gig Harbor, Washington ("SSG"). Since its formation on October 16, 1996, SSG has been in the business of selling diagnostic imaging equipment and providing services related thereto in the markets on the West Coast of the United States. On October 17, 1997, SSG's three co-owners, Kenneth Montler, Michael Harle and Gary Durday signed three year employment agreements with the Company. Kenneth Montler has been appointed Chief Executive Officer of Swissray Medical Systems, Inc. Gary Durday has been appointed Chief Financial Officer of Swissray Medical Systems, Inc. and Michael Harle has been appointed Chief Executive Officer of Swissray Healthcare, Inc., which is intended to be engaged in providing maintenance management, capital planning and other services to hospital imaging departments and imaging centers.

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1997 COMPARED TO
THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1996

RESULTS OF OPERATIONS

      Net sales amounted to $5,258,903 for the three-month period ended September 30, 1997 compared to $2,467,175, an increase of $2,791,728, or 113.15%, from the three-month period ended September 30, 1996. The increase in net sales was partially due to the acquisition of Empower on April 1, 1997. The Company could also increase sales in Swiss Francs made under the Philips OEM Agreement by approximately 252%.

      Gross profit increased by $667,894, or 52.3%, to $1,945,812, for the three-month period ended September 30, 1997 from $1,277,918 for the three-month period ended September 30, 1996. Gross profit as a percentage of net revenues decreased to 37.0% for the three-month period ended September 30, 1997 from 51.8% for the three-month period ended September 30, 1996. The decrease in gross profits as a percentage of net revenues is attributable to the fact that the Company's Swiss subsidiaries consistently allocated direct labor and manufacturing overhead expenses to costs of goods sold. For the three-month period ended September 30, 1996, consistent with Swiss accounting practice such subsidiaries only allocated cost of material to cost of goods sold, whereas labor and overhead expenses were allocated to operating expenses.

      Operating expenses increased by $78,505, or 3.7% to $2,186,097, or 41.5% of net revenues, for the three-month period ended September 30, 1997, from $2,107, 592, or 85.4% of net revenues for the three-month period ended September 30, 1996. The single largest items of operating expenses continued to be officers and directors compensation and salaries of $717,412 or 13.6% of net sales for the three-month period ended September 30, 1997 compared to $629,375 or 25.5% of net sales for the three-month period ended September 1996. Selling expenses were $488,031 or 9.3% for the three-month period ended September 30, 1997 compared to $194,379 or 7.8% for the three-month period ended September 30, 1996. The increase in selling expenses was partially due to the selling expenses attributable to Empower, Inc. and Swissray Medical Systems, Inc., both of which were not subsidiaries of the Company during the three-month period ended September 30, 1996. Research and development expenses decreased $25,683 to $473,839 or 9.0% of net sales for the three-month period ended September 30, 1997 compared to $499,522 or 20.2% of net sales for the three-month period ended September 30, 1996. Research and Development expenses were partially attributable to the development of a new floating table.

FINANCIAL CONDITION

      Total assets of the Company on September 30, 1997 increased by $2,661,902 to $27,014,817 from $24,352,915 on June 30, 1997, primarily due to the increase of Current Assets. Current Assets increased $2,846,847 to $16,940,193 on September 30, 1997 from $14,093,346 on June 30, 1997. The increase in current assets is primarily attributable to the increase in cash. Other Assets decreased $236,792 to $5,686,160 on September 30, 1997 from $5,922,952 on June
30, 1997.

      On September 30, 1997, the Company had total liabilities of $20,303,373 compared to $17,784,487 on June 30, 1997. On September 30, 1997, current liabilities were $9,436,328 compared to $11,259,798 on June 30, 1997. The decrease in current liabilities is primarily due to the decrease of notes payable to banks and accrued expenses. Working capital at September 30, 1997 was $7,504,226 compared to $2,833,548 at June 30, 1997.

CASH FLOW AND CAPITAL EXPENDITURES

      Cash used by operating activities for the quarter ended September 30, 1997 increased to $1,186,004 from $1,021,480 for the quarter ended September 30, 1996 and cash used by investing activities decreased to $200,760 for the quarter ended September 30, 1997 from $233,213 for the quarter ended September 30, 1996. Cash flow from financing activities for the quarter ended September 30, 1997 was $3,589,938 compared to $570,094 for the quarter ended September 30, 1996.

      The Company anticipates that its use of cash will be substantial for the foreseeable future. In particular, management of the Company expects substantial expenditures in connection with the improvement of the new Hochdorf facility, the continuation of the strengthening and expansion of the Company's marketing organization and, to a lesser degree, ongoing research and development projects. The availability of the necessary funds to finance these expenditures depends on the Company's ability to obtain (i) equity or debt financing to the extent necessary and (ii) a sufficient future cash flow which in turn depends on the marketability of the Company's AddOn-Multi-System. There can be no assurance whether or not such financing or sufficient future cash flow will be available.

      On August 19, 1997, the Company issued $5,000,000 aggregate principal amount of 6% convertible debentures (the "Convertible Debentures"), convertible into Common Stock of the Company. Placement Agent for such convertible debenture was Rolcan Finance Ltd. The aggregate offering price of the Convertible Debentures was $5,000,000. After deducting underwriting discounts, commissions and escrow fees in the aggregate amount of $681,250 the Company received a net amount of $4,318,750. All Convertible Debentures were issued to accredited investors as defined in Rule 501(a) of Regulation D promulgated under the Act ("Regulation D") and the Company has received written representations from each investor to that effect. Fifty percent of the face amount of the Convertible Debentures are convertible into shares of Common Stock of the Company at any time after November 3, 1997 and the remaining 50% of the face value of the Convertible Debentures are convertible into shares of Common Stock of the Company after December 3, 1997, in each case at a conversion price equal to 80% of the average closing bid price for the five trading days preceding the date of conversion. Any Convertible Debentures not so converted are subject to mandatory conversion by the Company on the 36th monthly anniversary of the date of issuance of the Convertible Debentures.

EFFECT OF CURRENCY ON RESULTS OF OPERATIONS

      The result of operations and the financial position of the Company's subsidiaries outside of the United States is reported in the relevant foreign currency (primarily in Swiss Francs) and then translated into US dollars at the applicable foreign exchange rate for inclusion in the Company's consolidated financial statements. Accordingly, the results of operations of such subsidiaries as reported in US dollars can vary significantly as a result of changes in currency exchange rates (in particular the exchange rate between the Swiss Franc and the US dollar).

Item 3.  MARKET PRICES AND DIVIDEND POLICY

         Not Applicable

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

        On or about July 7, 1995, the Company commenced litigation against a former officer and director of a corporate predecessor alleging certain improprieties on the part of such officer and seeking monetary compensation as a result thereof. Such defendant responded (in September 1995) by filing certain affirmative defenses and counterclaims against the Company and others and subsequently brought (together with certain of his family members) an action against the Company in the same court which action raised issues and claims substantially similar to those raised in the aforesaid counterclaims. The two actions were assigned to the same judge and the Company moved successfully to dismiss both the counterclaims and the second action. Leave to replead both claims was granted and amended counterclaims and an amended complaint were served and filed and the Company again successfully moved to dismiss both pleadings. Following the most recent dismissal, counsel for the Company and the aforesaid former officer entered into settlement discussions. Both the Company and defendant have agreed to dismiss all claims and counterclaims against each other, and are awaiting for formal written releases to be filed with the court.

      On or about October 15, 1997, the Registrant and Swissray Healthcare, Inc. were served with a complaint by a company engaged in the business of providing services related to imaging equipment alleging benefit from breach of fiduciary and contractual duties and misappropriation of trade secrets by certain former employees of such competitor. Such company also obtained a preliminary injunction and a temporary restraining order against the Registrant and Swissray Healthcare, Inc. On November 10, 1997, the preliminary injunction and the temporary restraining order were vacated. The Company denies the allegations, intends to vigorously defend the litigation, and believes the ultimate outcome thereof will not have a material adverse effect upon the Company's results of operations or financial position. The Company believes that the complaint is without merit.

Item 2.   CHANGES IN SECURITIES

               Not applicable

Item 3.   DEFAULTS UPON SENIOR SECURITIES

               Not applicable

Item 4.   SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

               Not applicable

Item 5.   OTHER INFORMATION

               Not applicable

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

          2.1 Asset Purchase Agreement, dated as of October 17, 1997 by and among Swissray Medical Systems, Inc., Swissray International, Inc., Service Support Group, LLC, Gary Durday, Michael Harle and Kenneth Montler (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K, filed
               October 4, 1997).

          2.2 Registration Rights Agreement, dated as of October 17, 1997, by and among Swissray International, Inc., Service Support Group, LLC, Gary Durday, Michael Harle and Kenneth Montler (incorporated by reference to Exhibit 2.2 of the Registrant's Current Report on Form 8-K, filed October 4, 1997).

      (b) Reports on Form 8-K

      Form 8-K, dated July 31, 1997 (August 20, 1997) with respect to the issuance by the Registrant of $4,262,500 of convertible debentures in reliance upon Regulation S under the Securities Act of 1933.

      Form 8-K, dated November 4, 1995 with respect to the acquisition of Service Support Group LLC.

SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    SWISSRAY INTERNATIONAL, INC.


                                    By:      /s/Ruedi Laupper
                                        --------------------------------
                                       Ruedi G. Laupper, Chairman of the
                                       Board of Directors, President and
                                       Chief Executive Officer

Date:  November 14, 1997