Form 10KSB/A
period 1997-06-30
SWISSRAY INTERNATIONAL INC
filed 1997-12-03
CIK 1002137

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                  FORM 10-KSB/A2

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

The number of shares outstanding of each of the Registrant's classes of Common Stock, as of November 25, 1997 is 27,114,903 shares, all of one class of common stock, $.01 par value. Of this number a total of 22,632,313 shares having an aggregate market value of $50,243,734.86, based on the closing price of the Registrant's common stock of $2.22 on November 25, 1997 as quoted on the NASDAQ SmallCap market, were held by non-affiliates* of the Registrant.

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

                           Yes                  No

Not Applicable

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 27,114,903 shares as of November
25, 1997.

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


         Part III of this Amendment includes revised Exhibits 10.4 and 10.5.

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

Date: December 3, 1997


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/ Ruedi G. Laupper /      Chairman of the Board of              Dated: December 3, 1997
--------------------      Directors, President & Chief
    Ruedi G. Laupper      Executive Officer

/ Josef Laupper /         Secretary-Treasurer and a Director    Dated: December 3, 1997
-----------------
    Josef Laupper

/ Herbert Laubscher /     Chief Financial Officer               Dated: December 3, 1997
---------------------
   Herbert Laubscher

/ Ueli Laupper /          Vice President and a Director         Dated: December 3, 1997
----------------
    Ueli Laupper

/ Dr. Erwin Zimmerli /    Director                              Dated: December 3, 1997
----------------------
    Dr. Erwin Zimmerli