Form 10-Q
period 1997-12-31
SWISSRAY INTERNATIONAL INC
filed 1998-02-23
CIK 1002137

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 1997

                                       OR

/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

The number of shares outstanding of each of the registrant's classes of common stock, as of February 11, 1997 is 28,322,286 shares, all of one class of $.01 par value common stock.


TABLE OF CONTENTS

                                                                       Page No.

                                     PART I

Item 1.       Financial Statements*

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

* See explanations in Part I, Item 2 and Part II, Item 5

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         The Registrant has recently discovered that the audited financial statements for the fiscal year ended June 30, 1997 and the unaudited financial statements for the quarter ended September 30, 1997 as filed with the Securities and Exchange Commission may need to be restated. The reason therefor is the treatment of certain convertible debentures, which were not accounted for following the accounting standards set forth in the March 13, 1997 SEC Staff announcement made at the March 13, 1997 EITF meeting with respect to convertible debentures with beneficial conversion features. The Registrant has also recently discovered that certain expense items classified as "extraordinary expenses" in the Registrant's audited income statements for the fiscal year ended June 30, 1996 may need to be reclassified as "ordinary expenses". As of the date hereof, the Registrant could not definitively determine whether additional adjustments to such financial statements may be necessary. The Registrant is diligently resolving these issues with the assistance of the Registrant's current and previous independent accountants and will file restated financial statements for the foregoing periods and the quarter ended December 31, 1997 and any necessary amendments to the Registrant's filings with the Securities and Exchange Commission as soon as practicable. Due to the recent discovery of these issues and the announced replacement of the Registrant's chief financial officer, the Company has not been able to restate the financial statements for the periods indicated above and to prepare the financial statements for the quarter ended December 31, 1997 on a timely basis.

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Statements in this discussion which are not historical facts may be considered forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including estimated cost savings to be realized from restructuring activities and estimated proceeds from and timing of facility sales. The words "believe," "expect," "anticipate," "estimate", and similar expressions identify forward looking statements. Any forward looking statements involve risks and uncertainties that could cause actual events or results to differ, perhaps materially, from the events or results described in the forward looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise. Risks associated with the Company's forward looking statements include, but are not limited to, risks associated with the Company's history of losses and uncertain profitability, need for market acceptance of the AddOn Multi System, reliance on a single product, reliance on large customers, risks associated with the Company's international operations, currency fluctuations, the risk of new and different legal and regulatory requirements, governmental approvals, tariffs and trade barriers, risks associated with competition and technological innovation by competitors, dependence on patents and proprietary technology, general economic conditions and conditions in the healthcare industry, reliance on key management, limited manufacturing history with respect to the AddOn-Multi-System, dependence on sole source suppliers, future capital needs and uncertainty of the availability of necessary additional financing, potential recalls and product liability, dilution, effects of outstanding convertible debentures, limited public market, liquidity, possible volatility of stock price, proposed new listing standards for NASDAQ securities and environmental matters.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

      On or about July 7, 1995, the Company commenced litigation against a former officer and director of a corporate predecessor alleging certain improprieties on the part of such officer and seeking monetary compensation as a result thereof. Both the Company and the defendant have agreed to dismiss all claims and counterclaims against each other, and formal written releases have been exchanged.

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

Item 2.   CHANGES IN SECURITIES

         Between November 26, 1997 and December 11, 1997, the Registrant issued $5,158,285 aggregate principal amount of 8% convertible debentures (the "Convertible Debentures") convertible into Common Stock of the Company. The registrant did not receive any cash proceeds from the offering of the Convertible Debentures. $2,158,285 principal amount of Convertible Debentures was issued to holders of the Company's convertible debentures issued on August 6, 1997 holding $1,850,000 of such convertible debentures as repayment in full of the Company's obligations under such convertible debentures. During the same period the Company issued an additional $3,690,000 aggregate principal amount of Convertible Debentures, convertible into Common Stock of the Company. Placement Agent for the Convertible Debenture was Net Financial International Ltd. After deducting underwriting discounts, commissions and escrow fees in the aggregate amount of $690,000 the Company received a net amount of $3,000,000. All Convertible Debentures were issued to accredited investors as defined in Rule 501(a) of Regulation D promulgated under the Act ("Regulation D") and the Company has received written representations from each investor to that effect. Twenty-five percent of the face amount of the Convertible Debentures are convertible into shares of Common Stock of the Company at the earlier of the effective date of a registration statement covering the underlying shares of Common Stock or March 21, 1998. A additional twenty-five percent of the face amount of the Convertible Debentures may be converted each 30 days thereafter, in each case at a conversion price equal to 75% of the average closing bid price for the five trading days preceding the date of the. Any Convertible Debentures not so converted are subject to mandatory conversion by the Company on the 24h monthly anniversary of the date of issuance of the Convertible Debentures.


Item 3.   DEFAULTS UPON SENIOR SECURITIES

               Not applicable

Item 4.   SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On December 23, 1997, at the Company's Annual Meeting of Shareholders, the following matters were submitted to a vote of the holders of the Company's common stock, $.01 par value per share:

      1. For the following persons to serve as directors of the Company until the next annual meeting of shareholders and until their respective successors are duly elected and qualified:

                        For Election      Withheld     Note Voted    Total
Ruedi G. Laupper         15,466,044          9,837         1          15,455,882
Josef Laupper            15,445,488         10,391         1          15,455,882
Ueli Laupper             15,444,488         11,394         1          15,455,882
Akbar Seddigh            15,446,044          9,837         1          15,455,882
Daniel A. Wuersch        15,445,488         10,391         1          15,455,882
Erwin Zimmerli           15,444,488         11,392         1          15,455,882


      2. To ratify the appointment by the Board of Directors of the Company of STG Coopers & Lybrand as the independent auditors of the Company for the fiscal year ending June 30, 1998:

                  For the           Against the
Total Votes       Resolution        Resolution       Abstaining      Not Voted
15,455,882        15,449,039        6,830             12                1

      3. To approve a proposal to increase the number of shares of Common Stock the Company is authorized to issue from 30,000,000 to 50,000,000 (Proposal 3(a)) and a proposal to create a class of preferred stock (Proposal 3(b)):

                                 For the       Against the
                 Total Votes     Resolution     Resolution       Abstaining   Not Voted
Proposal 3(a)    15,455,882      15,339,530      62,831          53,520                1
Proposal 3(b)    15,455,882       5,587,572     173,255          64,142        9,630,913


Because the affirmative vote of holders of a majority of the outstanding shares of Common Stock of the Company would have been required to approve proposal 3(b), such proposal was not approved by the shareholders of the Company.

      4. To approve the adoption of the Company's 1997 Stock Option Plan:

                      For the         Against the
Total Votes           Resolution      Resolution       Abstaining    Not Voted
15,455,882            5,609,685       153,756          61,528        9,630,913

Item 5.   OTHER INFORMATION

     On October 17, 1997, the Company acquired substantially all of the assets of Service Support Group LLC, located in Gig Harbor, Washington ("SSG"). Since its formation on October 16, 1996, SSG has been in the business of selling diagnostic imaging equipment and providing services related thereto in the markets on the West Coast of the United States. On October 17, 1997, SSG's three co-owners, Kenneth Montler, Michael Harle and Gary Durday signed three year employment agreements with the Company. Kenneth Montler has been appointed Chief Executive Officer of Swissray Medical Systems, Inc. ("Swissray Medical Systems") Gary Durday has been appointed Chief Financial Officer of Swissray Medical Systems, Inc., Swissray Healthcare, Inc. and Swissray Information Solutions, Inc. and Michael Harle has been appointed Chief Executive Officer of Swissray Healthcare, Inc., which is intended to be engaged in providing maintenance management, capital planning and other services to hospital imaging departments and imaging centers.

         On December 18, 1997, the Federal Food and Drug Administration approved the AddOn-Multi-System for marketing in the United States.

     On December 18, 1997, Ruedi G. Laupper entered into a five-year employment agreement with Swissray Management AG, a wholly owned subsidiary of the Registrant, which agreement will be automatically renewed for another five years unless terminated by either party no later than December 31, 2001. Such agreement provides for (i) an annual salary of 276,000 Swiss francs or $192,683 (based on an exchange rate of 1.4324), (ii) a fixed annual bonus of 23,000 Swiss francs (or $16,057), and (iii) a performance based bonus, based on the audited consolidated financial statements of the Company as of the end of the fiscal year. Such bonus shall be equal to 25% of EBIT (earnings before interest and taxes) and is payable in stock of Swissray International, Inc. valued at the average of the closing prices during the five business days following the filing of the Company's annual report on Form 10-K. In addition, the agreement entitles Mr. Laupper to a car allowance, five weeks of vacation, $698 per month for expenses and a "Bel Etage" insurance which provides certain pension benefits not mandated by Swiss law. If such employment agreement is terminated for reasons beyond the employee's control, Ruedi Laupper will receive 2 million Swiss francs (or $1,396,258) including any bonus. The Company Registrant guarantees the obligation of Swissray Management AG in the event of a default by it under such agreement.

     Ueli Laupper and Josef Laupper have entered into three-year employment agreements with Swissray Management AG on December 18, 1997, which agreements will be automatically renewed for another three years unless notice is given six months prior to the expiration date. Such agreements provide for salaries of $84,924 and 119,700 Swiss francs (or $83,566) respectively with annual bonuses of $7,077 and 9,975 Swiss francs (or $6,964) respectively, $1,500 and 1,000 Swiss francs (or $698) per month for expenses respectively and 20 days and 25 days of vacation respectively. The employment agreements of each of Ueli Laupper and Josef Laupper also provide for a car allowance. If either of such employees is terminated for reasons beyond the employee's control, he will receive 500,000 Swiss francs (or $349,065).

         Herbert Laubscher has entered into an employment agreement with Swissray Management AG for an indefinite term, which agreement may be terminated upon one month notice during the first year of employment, two months notice after two years of employment and three months notice after ten years of employment. Such agreement provides for (i) an annual salary of 102,000 Swiss francs (or $71,209), (ii) an annual bonus of 8,500 Swiss francs (or $5,934),
(iii) 500 Swiss francs (or $349) per month for expenses and (v) 20 days vacation.

        On December 18, 1997, the Company entered into an OEM Agreement (the "EMED Agreement") with Raytheon E-Systems Inc., ("EMED") which provides for the manufacture by EMED of PACS systems to be marketed world-wide by the Company. The term of the EMED Agreement ends on June 30, 2000 unless renewed prior thereto.

         On December 29, 1997, the Company filed a Registration Statement with the Securities and Exchange Commission with respect to the sale of up to 6,221,580 shares of Common Stock by the holders of $5,848,285 principal amount of 8% Convertible Debentures issued by the Company between November 26 and December 5, 1997.

         Effective February 4, 1998 the Company restructured its Swiss operations. A newly formed company, Teleray Research and Development AG, was founded as a spin of off the Development Department of Teleray AG. SR Medical AG,a wholly owned subsidiary of the Registrant, which was renamed SR Medical Holding AG sold all of the assets and liabilities of the sales and service department to Teleray AG, a wholly owned subsidiary of the Registrant, which was renamed SR Medical AG.

         At a meeting of the board of directors of the Company held on February 5, 1998, the board of directors decided to immediately enter into negotiations with a group of investors concerning a financing of the Company's short-term and medium-term capital needs. As of the date hereof, no such financing could be secured, and no assurance can be given that the Company will be successful in timely obtaining the necessary funds to continue its operations as a going concern.

         On February 11, 1998 the Company signed a letter of intent to sell substantially the entire business of Swissray Empower Inc. ("Empower") To E.M. Parker Company Inc.

         On February 13, 1998, the Company announced that the Company's Board of Directors has decided to restructure the senior management of the Company. The Board of Directors of the Company decided to retain an executive search firm to search for a new Chief Executive Officer and a new Chief Financial Officer to lead the Company. In the interim, primary management responsibility will be with a newly formed Executive Committee of the Board of Directors consisting of Akbar Seddigh, Daniel A. Wuersch and Dr. Erwin Zimmerli, Ruedi G. Laupper remains Chairman of the Board and is primarily responsible for the day-to-day operations of the Company.

         The Registrant has recently discovered that the audited financial statements for the fiscal year ended June 30, 1997 and the unaudited financial statements for the quarter ended September 30, 1997 as filed with the Securities and Exchange Commission may need to be restated. The reason therefor is the treatment of certain convertible debentures, which debentures were not accounted for following the accounting standards set forth in the March 13, 1997 SEC Staff announcement made at the March 13, 1997 EITF meeting with respect to convertible debentures with beneficial conversion features. The Registrant has also recently discovered that certain expense items classified as "extraordinary expenses" in the Registrant's audited income statements for the fiscal year ended June 30, 1996 may need to be reclassified as "ordinary expenses". As of the date hereof the Registrant could not definitively determine whether additional adjustments to such financial statements may be necessary. The Registrant is diligently resolving these issues with the assistance of the Registrant's current and previous independent accountants and will file restated financial statements for the foregoing periods and the quarter ended December 31, 1997 and any necessary amendments to the Registrant's filings with the Securities and Exchange Commission as soon as practicable. Due to the recent discovery of these issues and the announced replacement of the Registrant's chief financial officer, the Registrant has not been able to restate the financial statements for the periods indicated above and to prepare the financial statements for the quarter ended December 31, 1997 on a timely basis.

        The Registrant has previously reported an order backlog for its digital X-ray equipment as of June 30, 1997 of $30,000,000. $[29,000,000] thereof related to a contract with a purchaser located in South Korea. As a result of the recent economic problems in that country, management considers it doubtful that this order will be filled in the current calendar year or at all.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
      (a) Exhibits

2.1 Acquisition Agreement, dated May 1995, by and between Registrant, a New York corporation (now Swissray International, Inc.); Berkshire International Finance, Inc., SR-Medical AG (a Swiss corporation), Teleray AG (a Swiss corporation) and others (Incorporated by reference to Exhibit 6 (a) of the Registrant's Registration Statement on Form 10SB, Registration No. 0-26972, effective February 14, 1996).

2.2 Exchange Agreement, dated as of November 22, 1996 by and between the Registrant and Maxwell; Registration Rights Agreement, dated as of March 13, 1997, between the Registrant and Maxwell, Assignment and Assumption Agreement, dated March 13, 1997, between the Registrant and Maxwell; Option Agreement, dated January 24, 1997, granting options for 125,000 shares of the Registrant to Maxwell (Incorporation by reference to Exhibit 2.2 of the Registrant's Annual Report for the fiscal year ended June 30, 1997 on Form 10-KSB filed on September 30,
          1997).

3.1 Registrant's Certificate of Incorporation, dated December 20, 1967 (Incorporated by reference to Exhibit 2(a) of the Registrant's Registration Statement on Form 10SB, Registration No. 0-26972, effective February 14, 1996).

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

3.4 Amendment to Registrant's Certificate of Incorporation, dated October 30, 1981 (Incorporated by reference to Exhibit 2(d) of the Registrants Registration Statement on Form 10SB, Registration No. 0-26972, effective February 14, 1996).

3.5 Certificate of Merger of Direct Marketing Services, Inc. and CGS Units Incorporated into CGS Units Incorporated, dated June 16, 1994 (Incorporated by reference to Exhibit 2(e) of the Registrant's Registration Statement on Form 10SB, Registration No. 0-26972, effective February 14, 1996).

3.6 Amendment to Registrant's Certificate of Incorporation, dated August 10, 1994 (Incorporated by reference to Exhibit 3.6 of Registrant's Annual Report for the fiscal year ended June 30, 1997 on Form 10-KSB, filed September 30, 1997).

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

3.9 Amendment to Registrant's Certificate of Incorporation, dated August 29, 1996 (Incorporated by reference to Exhibit 3.9 of Registrant's Annual Report for the fiscal year ended June 30, 1997 on Form 10-KSB, filed September 30, 1997).

3.10 Amendment to Registrant's Certificate of Incorporation, dated December 13, 1996 (Incorporated by reference to Exhibit 3.10 of Registrant's Annual Report for the fiscal year ended June 30, 1997 on Form 10-KSB, filed September 30, 1997).

3.11 Amendment to Registrant's Certificate of Incorporation, dated March 12, 1997 (Incorporated by reference to Exhibit 3.11 of Registrant's Annual Report for the fiscal year ended June 30, 1997 on Form 10-KSB, filed September 30, 1997).

3.12 Registrant's By-Laws (Incorporated by reference to Exhibit 2 (h) of the Registrant's Registration Statement on Form 10SB, Registration No. 0-26972, effective February 14, 1996).

3.13 Amendment to Registrant's Certificate of Incorporation, dated December 26, 1997.

10.1 License Agreement, dated June 24, 1995, by and between the Registrant and Hane-Jurgen Behrendt (Incorporated by reference to Exhibit 6(b) of Registrant's Registration Statement on Form 10SB, Registration No. 0-26972, effective February 14, 1996)

10.2 1996 Swissray International Corporation, Inc. Non-Statutory Stock Option Plan. (Incorporated by reference to Exhibit 10.2 of Registrant's Amendment No. 1 to Form S-1 Registration Statement, Registration No. 333-38229, filed December 17, 1997).

10.3 Agreement, dated June 11, 1996 between the Registrant and Philips Medical Systems (Incorporated by reference to Exhibit 10.3 of Registrant's Annual Report for the fiscal year ended June 30, 1997 on Form 10-KSB, filed September 30, 1997).

10.4 License Agreement, dated as of July 18, 1997, by and between the Registrant and Agfa-Gevaert N.V., certain portions of which are filed under a request for confidential treatment pursuant to Rule 24b-2 promulgated pursuant to the Securities Exchange Act of 1934, as amended, and Rule 80(b)(4) of Organization; Conduct and Ethics; and Information and Requests adopted under the Freedom of Information
          Act, under Rule 406 of the Securities Act of 1933, as amended, and the Freedom of Information Act (Incorporated by reference to Exhibit 10.4 of Registrant's Annual Report for the fiscal year ended June 30, 1997 on Form 10-KSB/A2, filed December 3, 1997).

10.5 Agreement, dated July 14, 1995, by and between Teleray AG and Optische Werke G. Roderstock, certain portions of which are filed under a request for confidential treatment pursuant to Rule 24b-2 promulgated pursuant to the Securities Exchange Act of 1934, as amended, and Rule 80(b)(4) of Organization; Conduct and Ethics; and Information and Requests adopted under the Freedom of Information Act, under Rule 406 of the Securities Act of 1933, as amended, and the Freedom of Information Act (Incorporated by reference to Exhibit 10.5 of Registrant's Annual Report for the fiscal year ended June 30, 1997 on Form 10-KSB/A2, filed December 3, 1997).

10.6      Agreement, dated as of June 30, 1997, between the Registrant and Ruedi
          G. Laupper (Incorporated by reference to Exhibit 10.6 of Registrant's Amendment No. 1 to Form S-1 Registration Statement. Registration No. 333-38229, filed December 17, 1997).

10.7 Form of Registration Rights Agreement, dated as of August ___, 1997, by and between Swissray International Inc. and the person named on the signature page hereto (Incorporated by reference to Exhibit 10.7 of Registrant's Amendment No. 1 to Form S-1 Registration Statement, Registration No. 333-38229, filed December 17, 1997).

10.8 Form of Debenture of Swissray International, Inc. (Incorporated by reference to Exhibit 10.8 of Registrant's Amendment No. 1 to Form S-1 Registration Statement, Registration No. 333-38229, filed December 17,
          1997).

10.9 Asset Purchase Agreement, dated as of October 17, 1997 by and among Swissray Medical Systems, Inc., Swissray International, Inc., Service Support Group LLC, Gary Durday, Michael Harle and Kenneth Montler (Incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K, filed October 17, 1997).

10.10 Registration Rights Agreement, dated as of October 17, 1997, by and among Swissray International, Inc., Service Support Group, LLC, Gary Durday, Michael Harle and Kenneth Montler (Incorporated by reference to Exhibit 2.2 of the Registrant's Current Report on Form 8-K, filed October 17, 1997).

10.11 Employment Agreement between the Registrant and Ruedi G. Laupper, dated as of December 18, 1997 (incorporated by reference to Exhibit
          10.11 of the Registrant's Registration Statement on Form S-1, Registration No. 333-43401, filed December 29, 1997).

10.12 Employment Agreement between the Registrant and Josef Laupper, dated as of December 18, 1997 (incorporated by reference to Exhibit 10.12 of the Registrant's Registration Statement on Form S-1, Registration No. 333-43401, filed December 29, 1997).

10.13 Employment Agreement between the Registrant and Herbert Laubscher, dated as of December 18, 1997 (incorporated by reference to Exhibit
          10.13 of the Registrant's Registration Statement on Form S-1, Registration No. 333-43401, filed December 29, 1997).

10.14 Employment Agreement between the Registrant and Ueli Laupper, dated as of December 18, 1997 (incorporated by reference to Exhibit 10.14 of the Registrant's Registration Statement on Form S-1, Registration No. 333-43401, filed December 29, 1997).

10.15     Form of Registration Rights Agreement, dated as of November   , 1997
          (incorporated by reference to Exhibit 10.15 of the Registrant's Registration Statement on Form S-1, Registration No. 333-43401, filed December 29, 1997).

10.16     Form of Debenture of Swissray International, Inc., dated November   ,
          1997 (incorporated by reference to Exhibit 10.16 of the Registrant's Registration Statement on Form S-1, Registration No. 333-43401, filed December 29, 1997).

10.17     Form of Subscription Agreement, dated November   , 1997 (incorporated
          by reference to Exhibit 10.17 of the Registrant's Registration Statement on Form S-1, Registration No. 333-43401, filed December 29,
          1997).

10.18 Form of Registration Rights Agreement (rollover), dated as of November , 1997 (incorporated by reference to Exhibit 10.18 of the Registrant's Registration Statement on Form S-1, Registration
          No. 333-43401, filed December 29, 1997).

10.19     Form of Debenture of Swissray International, Inc. (rollover), dated
          November   , 1997 (incorporated by reference to Exhibit 10.19 of the
          Registrant's Registration Statement on Form S-1, Registration No. 333-43401, filed December 29, 1997).

10.20     Form of Subscription Agreement (rollover), dated November   , 1997
          (incorporated by reference to Exhibit 10.20 of the Registrant's Registration Statement on Form S-1, Registration No. 333-43401, filed December 29, 1997).

10.21 Agreement Regarding August, 1997 Regulation D offering (incorporated by reference to Exhibit 10.21 of the Registrant's Registration Statement on Form S-1, Registration No. 333-43401, filed December 29,
          1997).

10.22 Original Equipment Manufacturer Agreement between the Registrant and Raytheon E-Systems Inc.

21.1 List of Subsidiaries (Incorporated by reference to Exhibit 21 of Registrant's Annual Report for the fiscal year ended June 30, 1997 on Form 10-KSB, filed September 30, 1997).

      (b) Reports on Form 8-K

          Form 8-K, dated August 20, 1997 with respect to the issuance by the Registrant of $4,262,500 of convertible debentures in reliance upon Regulation S under the Securities Act of 1933.

          Form 8-K, dated November 4, 1997 with respect to the acquisition of Service Support Group LLC.

          Form 8-K, dated November 14, 1997, with respect to the change in the Company's certified public accountants.

          Amendment No. 1 to Form 8-K, dated November 14, 1997, with respect to the change in the Company's certified public accountants, filed on November 20, 1997.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SWISSRAY INTERNATIONAL, INC.

                                    By:      /s/Ruedi G. Laupper

                                        --------------------------------
                                       Ruedi G. Laupper, Chairman of the
                                       Board of Directors

Date:  February 23, 1998

                           SWISSRAY INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEET*

                                     ASSETS






























         * See explanation in Part I, Item 2 and Part 2, Item 5

                           SWISSRAY INTERNATIONAL INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS*


















        * See explanation in Part I, Item 2 and Part 2, Item 5.

                           SWISSRAY INTERNATIONAL INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS











      * See explanation in Part I, Item 2 and Part II, Item 5.