Form 10-Q/A
period 1997-09-30
SWISSRAY INTERNATIONAL INC
filed 1998-03-16
CIK 1002137

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                Amendment No 1 to
                                    FORM 10-Q


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

The number of shares outstanding of each of the registrant's classes of common stock, as of March 6, 1998 is 28,333,749 shares, all of one class of $.01 par value common stock.

                               TABLE OF CONTENTS

                                                                       Page No.

                                     PART I

Item 1.       Financial Statements                                         F1-F6

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      3-5

Item 3.       Quantitative and Qualitative Disclosures About Market Risk       6

                                    PART II

Item 1.       Legal Proceedings                                                6

Item 2.       Changes in Securities and Use of Proceeds                        6

Item 3.       Defaults Upon Senior Securities                                  6

Item 4.       Submission of Matters to a Vote of Security Holders              6

Item 5.       Other Information                                                6

Item 6.       Exhibits and Reports on Form 8-K                                 7

Signatures                                                                     8

                           SWISSRAY INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                                      September 30,        June 30,
                                                                                          1997               1997
                                                                                          ----               ----
                                                                                        (Restated)        (Restated)
                                                                                        (Unaudited)
CURRENT ASSETS
Cash and cash equivalents                                                               $ 5,181,359       $3,091,307
Accounts receivable, net of allowance for doubtful
accounts of $ 107,553 (September 1997) and $ 148,390 (June 1997)                          5,029,070        5,154,794
Inventories                                                                               4,678,372        3,911,107
Prepaid expenses and sundry receivables                                                   2,051,392        1,936,138
                                                                                          ---------        ---------
TOTAL CURRENT ASSETS                                                                     16,940,193       14,093,346
                                                                                         ----------       ----------

PROPERTY AND EQUIPMENT, at cost, net of accumulated depreciation
of $ 396,881. (September 1997) and $ 320,110 (June 1997)                                  4,388,463        4,336,617
                                                                                          ---------        ---------

OTHER ASSETS
Due from stockholders                                                                           351           69,587
Loan receivable                                                                              20,917           17,396
Accounts receivable - long-term, net of allowance of $ 818,105
(September 1997) and $ 814,178 (June 1997) for doubtful account                             159,574          240,912
Licensing agreement, net of accumulated amortization of
$ 993.315 (September 1997) and $ 869,151 (June 1997)                                      3,973,260        4,097,424
Patents and trademarks, net of accumulated amortization of
$ 61,468 (September 1997) and $ 54,941 (June 1997)                                          220,899          206,003
Capitalized computer software, net of accumulated amortization of
$ 51,348 (September 1997) and $ 34,512 (June 1997)                                          351,958          317,524
Organization cost, net of accumulated amortization of
$ 2,801 (September 1997) and $ 2,464 (June 1997)                                              5,584            5,921
Debt Issuance cost, net of accumulated amortization of $746,036
(September 1997) and $ 200,566 (June 1997)                                                  389,588          435,319
Security deposits                                                                            39,656           43,728
Note receivable - long-term                                                                 513,643          513,643
Goodwill, net of accumulated amortization of $ 19,519 (September
1997) and $ 9,023 (June 1997)                                                               400,318          410,814

TOTAL OTHER ASSETS                                                                        6,075,748        6,358,271
                                                                                          ---------        ---------
TOTAL ASSETS                                                                           $ 27,404,405     $ 24,788,234
                                                                                       ============     ============

                                        F1

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt                                                        158,441        $ 243,135
Notes payable - banks                                                                     2,960,478        3,834,706
Notes payable - short-term                                                                   36,291        -
Loan payable                                                                                133,099          133,008
Accounts payable                                                                          5,221,685        5,336,749
Accrued expenses                                                                            800,590        1,401,938
Customer deposits                                                                           181,431          170,436
Due to stockholders and officers                                                               -             139,826
Due to Employees                                                                             39,590             -
                                                                                             ------
TOTAL CURRENT LIABILITIES                                                                 9,531,606       11,259,798
                                                                                          ---------       ----------

Convertible Debentures                                                                   10,135,500        6,000,000
Conversion benefit                                                                         (656,961)        (689,441)
                                                                                           --------         --------
Net Convertible Debentures                                                                9,478,539        5,310,559
                                                                                          ---------        ---------

LONG-TERM DEBT, less current maturities                                                     993,995          524,689
                                                                                            -------          -------

STOCKHOLDERS' EQUITY
Common stock                                                                                206,212          196,944
Additional paid-in capital                                                               38,229,806       35,780,409
Accumulated deficit                                                                     (29,541,702)     (26,855,631)
Accumulated other comprehensive loss                                                     (1,494,052)      (1,428,534)
                                                                                         ----------       ----------
TOTAL STOCKHOLDERS' EQUITY                                                                7,400,265        7,693,188
                                                                                          ---------        ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $ 27,404,405     $ 24,788,234
                                                                                       ============     ============









                                        F2

                   SWISSRAY INTERNATIONAL INC.
              CONSOLIDATED STATEMENT OF OPERATIONS

                                                                           Three Months Ended
                                                                             September 30,
                                                                  -------------------------------------
                                                                             1997               1996
                                                                          (Restated)         (Restated)
                                                                         (Unaudited)       (Unaudited)

NET SALES                                                               $ 5,258,903        $ 2,467,175
COST OF SALES                                                             3,313,091          1,189,257
                                                                  -------------------------------------
GROSS PROFIT                                                              1,945,812          1,277,918
                                                                  -------------------------------------

OPERATING EXPENSES
Officers and directors compensation                                          95,735            127,211
Salaries                                                                    621,677            502,164
Selling                                                                     488,031            194,379
Research and development                                                    473,839            499,522
General and administrative                                                  212,180            868,302
Other operating expenses                                                    135,877            331,902
Depreciation and amortization                                               198,723            172,958
                                                                  -------------------------------------
TOTAL OPERATING EXPENSES                                                  2,226,061          2,696,438
                                                                  -------------------------------------

LOSS BEFORE OTHER INCOME (EXPENSES)
  AND INCOME TAXES                                                         (280,249)        (1,418,520)

Other Income                                                                138,499             19,898
Interest Expenses                                                        (2,694,153)           (29,982)
                                                                  -------------------------------------
OTHER INCOME (EXPENSES)                                                  (2,555,654)           (10,084)
                                                                  -------------------------------------

LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEMS                                                    (2,835,903)        (1,428,604)

Income Tax provision (Benefit)                                                  876               -
                                                                  -------------------------------------

LOSS FROM CONTINUING OPERATIONS
  BEFORE EXTRAORDINARY ITEMS                                             (2,836,780)        (1,428,604)

Extraordinary items                                                         150,708               -
                                                                  -------------------------------------

NET LOSS                                                                $(2,686,072)       $(1,428,604)
                                                                  =====================================

LOSS PER COMMON SHARE
Loss from continuing operations                                               (0.14)             (0.10)
Extraordinary items                                                            0.01                -

NET LOSS                                                                      (0.13)             (0.10)
                                                                  =====================================

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                                     20,076,311         14,185,064
                                                                  =====================================


                                      F3


                                                                          Three Months Ended
                                                                             September 30,
                                                                    --------------------------------
                                                                             1997            1996
                                                                    --------------------------------
                                                                          (Restated)      (Restated)
                                                                         (Unaudited)     (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                $(2,686,072)    $(1,428,604)
Adjustment to reconcile net loess to net
 cash from operating activities
 Depreciation and amortization                                              235,131         172,958
 Provision for bad debts                                                    (36,910)         (9,968)
 Financing costs incurred                                                    91,425            -
 Operating expenses through issuance of stock options
 Issuance of common stock in lieu of                                           -            588,846
   interest payments                                                         10,947
 Interest expense on Debt issuance cost and                               2,508,382
   conversion benefit
 Debt extinguishment gain                                                  (150,708)
 (Increase) decrease in operating assets:
 Accounts receivable                                                        166,561       1,303,848
 Accounts receivable - others                                                77,411        -
 Inventories                                                               (767,265)       (843,472)
 Prepaid expenses and sundry receivables                                   (115,254)       (457,291)
 Increase (decrease) in  operating liabilities:
 Accounts payable                                                          (115,064)     (1,499,529)
 Accounts payable - affiliates                                                    0          (1,541)
 Accrued expenses                                                          (601,348)        338,796
 Customers deposits                                                          10,995         (25,281)
                                                                    --------------------------------

NET CASH USED BY OPERATING ACTIVITIES                                    (1,371,769)     (1,861,238)
                                                                    --------------------------------

CASH FLOW FROM INVESTING ACTIVITIES
 Acquisition of property and equipment                                     (179,888)        (82,334)
 Patents and trademarks                                                     (21,423)         (1,626)
 Security deposits                                                            4,072             (31)
 Loans receivable                                                            (3,521)           -
 Repayments from (advances to) affiliates                                      -           (149,222)
                                                                    --------------------------------

NET CASH USED BY INVESTING ACTIVITIES                                      (200,760)       (233,213)

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from short-term borrowings                                         36,382       3,151,023
 Proceeds from long-term borrowings                                         469,306        -
 Principal payment of short-term borrowings                                (958,923)     (2,069,828)
 Principal payment of long-term borrowings                                 -               (511,101)
 Issuance of common stock for cash                                        3,873,000        -
 Repayment from (advances to) stockholders and officers                     170,173        -
                                                                    --------------------------------

CASH PROVIDED BY FINANCING ACTIVITIES                                     3,589,938         570,094
                                                                    --------------------------------

EFFECT OF EXCHANGE RATE ON CASH                                              72,643             845
                                                                    --------------------------------

NET INCREASE (DECREASE) IN CASH                                           2,090,052      (1,523,512)
CASH AND CASH EQUIVALENT - beginning of period                           3,091,307       3,252,658
                                                                    --------------------------------

                                                                       $  5,181,359    $  1,729,173
                                                                    ================================



                                      F4

                                                                                                                          Cumulative
                                                 Common Stock            Additional                         Foreign
                                        ------------------------------    Paid-in        Accumulated       Currency
                                            Shares       Amount           Capital          Deficit        Adjustment         Total
                                        -------------------------------------------------------------------------------------------

BALANCE JULY 1, 1997 (Restated)              19,694,433   $ 196,944     $35,780,409     $(26,855,631)    $(1,428,534)  $ 7,693,188

Issuance of common stock for cash               818,814       8,188       1,050,905                                      1,059,093

Issuance of common stock in lieu of
  interest payments                               7,974          80          10,867                                         10,947

Stock options exercised for cash                100,000       1,000          72,000                                         73,000

Beneficial conversion feature of
convertible debentures                                                    1,250,000                                      1,250,000

Early extinguishment of Debt                                                 65,625                                         65,625

Foreign currency translation adjustment                                                                       (65,518)      (65,518)

Net loss                                                                                  (2,686,072)                   (2,686,072)

                                             20,621,221   $ 206,212     $38,229,806     $(29,541,702)    $(1,494,052)  $ 7,400,265
                                        ===========================================================================================


                                      F5

NOTES  TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997

      (1)The financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's annual report on Form 10-K-A for the fiscal year ended June 30, 1997.

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

                                       F6

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      Statements in this discussion which are not historical facts may be considered forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including estimated cost savings to be realized from restructuring activities and estimated proceeds from and timing of facility sales. The words "believe," "expect," "anticipate," "estimate", and similar expressions identify forward looking statements. Any forward looking statements involve risks and uncertainties that could cause actual events or results to differ, perhaps materially, from the events or results described in the forward looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise. Risks associated with the Company's forward looking statements include, but are not limited to, risks associated with the Company's history of losses and uncertain profitability, need for market acceptance of the AddOn Multi System, reliance on a single product, reliance on large customers, risks associated with the Company's international operations, currency fluctuations, the risk of new and different legal and regulatory requirements, governmental approvals, tariffs and trade barriers, risks associated with competition and technological innovation by competitors, dependence on patents and proprietary technology, general economic conditions and conditions in the Healthcare industry, reliance on key management, limited manufacturing history with respect to the AddOn-Multi-System, dependence on sole source suppliers, future capital needs and uncertainty of additional financing, potential recalls and product liability, dilution, effects of outstanding convertible debentures, limited public market, liquidity, possible volatility of stock price, recently adopted new listing standards for NASDAQ securities and environmental matters.

      The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, related notes and other information included in this first amendment to the quarterly report on Form 10-Q.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 VERSUS
THREE MONTHS ENDED SEPTEMBER 30, 1996

Net Revenues

Net sales amounted to $5.258.903 for the three months ended September 30, 1997, an increase of $2.791.728, or 113.15%, from the prior year three months ended September 30, 1996.

The increase in net sales was partially due to the acquisition of Empower on April 1, 1997. The Company could also increase sales in Swiss Francs made under the Philips OEM agreement by about 252%. There were no sales of Elscint Equipment during the three months ended September 30, 1997 compared to $ 411.400 during the three months ended September 30, 1996.


Gross Profit:

Gross profit increased by $667.894, or 52.3%, to $1.945.812 in the three months ended September 30, 1997 from $1.277.918 in the prior year period. Gross profit as a percentage of net revenues decreased to 37.0% in the three months ended September 30, 1997 from 51.8% in the same prior year period. The decrease in gross profits as a percentage of net revenues is attributable to the fact that a major part of the sales was made with products which have a relatively lower margin during the three month ended September 30, 1997 compared to the comparative period ended September 30, 1996 where Sales of high margin products and revenue from servicing of x-ray equipment with high margin dominated.


Operating Expenses

Operating expenses decreased by $470,377, or 17.4%, to $2,226,061 or 42.3% of net revenues, in the three months ended September 30, 1997, from $2,696,438, or 109.3% of net revenues for the three month period ended September 30, 1996. The single largest items of operating expenses continued to be represented by the aggregate of officers and directors compensation and salaries of $717,412 or 13.6% of net sales for the three months ended September 30, 1997 compared to $629,375 or 25.5% of net sales for the three months period ended September 1996. Selling expenses were $488,031 or 9.3% for the three months ended September 30, 1997 compared to $194,379 or 7.8% for the three months ended September 30, 1996. The increase in selling expenses was partially due to the selling expenses of Empower, Inc. And Swissray Medical Systems, Inc. which both were not subsidiaries of the Company during the three months ended September 30, 1996. Research and development expenses decreased $ 25,683to $ 473,839 or 9.0% of net sales for the three months ended September 30, 1997 compared to $ 499,522 or 20.2% of net sales for the three months ended September 30, 1996. Expenses were partially for the development of a new Floating Table to be sold together with the AddOn Multi System. Interest expenses increased to $2,694,153 for the three month ended September 30, 1997 compared to $29,982 for the three month ended September 30, 1996. This increase is primarily due to the interest expense for amortization of Debenture issuance cost and Conversion Benefit. Gain on early extinguishment of Debt was $150,708 for the three month ended September 30, 1997 compared to $-0- for the three month ended September 30, 1996. The extinguishment gain resulted from refinancing of Convertible debentures.

FINANCIAL CONDITION

      Total assets of the Company on September 30, 1997 increased by $2,616,171 to $27,404,405 from $24,788,234 on June 30, 1997, primarily due to the increase of Current Assets. Current Assets increased $2,846,847 to $16,940,193 on September 30, 1997 from $14,093,346 on June 30, 1997. The increase in current assets is primarily attributable to the increase in cash. Other Assets decreased $282,523 to $6,075,748 on September 30, 1997 from $6,358,271 on June
30, 1997.

      On September 30, 1997, the Company had total liabilities of $20,004,140 compared to $17,095,046 on June 30, 1997. On September 30, 1997, current liabilities were $9,531,606 compared to $11,259,798 on June 30, 1997. The decrease in current liabilities is primarily due to the decrease of notes payable to banks and accrued expenses. Working capital at September 30, 1997 was $7,408,588 compared to $2,833,548 at June 30, 1997.


CASH FLOW AND CAPITAL EXPENDITURES

      Cash used by operating activities for the quarter ended September 30, 1997 decreased to $1,371,769 from $1,861,238 for the quarter ended September 30, 1996 and cash used by investing activities decreased to $200,760 for the quarter ended September 30, 1997 from $233,213 for the quarter ended September 30, 1996. Cash flow from financing activities for the quarter ended September 30, 1997 was $3,589,938 compared to $570,094 for the quarter ended September 30, 1996.

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

               Not applicable

Item 3.   DEFAULTS UPON SENIOR SECURITIES

               Not applicable

Item 4.   SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

               Not applicable

Item 5.   OTHER INFORMATION

The financial statements for the fiscal year ended June 30, 1997 and the three months ended September 30, 1997 and 1996 (unaudited) have been restated to properly record the accounting treatment of certain beneficial conversion features and debt issuance cost of convertible debentures issued and the accounting for the value of stock options granted during the year ended June 30, 1997 and three months ended September 30, 1997 and 1996 (unaudited). The net effect of such restatements on the June 30, 1997 financial statements resulted in an increase in total assets of $435,619, a decrease in total liabilities of $689,141, an increase in stockholders equity of $1,124,760 and an increase in the net loss of $588,846 for the three months ended September 30, 1996 (unaudited). The net effect of such restatements on the September 30, 1997 financial statements (unaudited) resulted in an increase in total assets of $389,588, a decrease in total liabilities of $299,183, an increase in stockholders equity of $688,771 and an increase in the net loss of $2,492,883.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

          2.1 Asset Purchase Agreement, dated as of October 17, 1997 by and among Swissray Medical Systems, Inc., Swissray International, Inc., Service Support Group, LLC, Gary Durday, Michael Harle and Kenneth Montler (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K, filed November 4, 1997).

          2.2 Registration Rights Agreement, dated as of October 17, 1997, by and among Swissray International, Inc., Service Support Group, LLC, Gary Durday, Michael Harle and Kenneth Montler (incorporated by reference to Exhibit 2.2 of the Registrant's Current Report on Form 8-K, filed November 4, 1997).

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


                                    SWISSRAY INTERNATIONAL, INC.


                                    By: /s/ RUEDI LAUPPER
                                        --------------------------------
                                        Ruedi G. Laupper, Chairman of the
                                        Board of Directors, President and
                                        Chief Executive Officer

Date:  March 13, 1998