Form 10KSB/A
period 1997-06-30
SWISSRAY INTERNATIONAL INC
filed 1998-03-18
CIK 1002137

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                 FORM 10-KSB/A3

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

None

          The Company previously filed Form 10-KSB/A for the following purposes:

     (A) Part III of such First Amendment included a revised Exhibit 10.2 and added Exhibit 10.6, both of which were incorporated by reference to the Registrant's Registration Statement on Form S-1, filed October 20, 1997; and

     (B) Such Form 10-KSB/A amended the Form 10-KSB filed September 30, 1997 (the "Original Report"). Items 9, 10, 11 and 12 of Part III of the Original Report were incorporated by reference to the Registrant's definitive Proxy Statement. Accordingly, Registrant filed such First Amendment to the Original Report to provide the information required by Items 9, 10, 11 and 12 of Part III of Form 10-KSB, which information now also appears herein in the same manner as heretofore set forth in aforesaid Form 10-KSB/A.

          The Company subsequently filed Form 10-KSB/A2 for purposes of providing revised Exhibits 10.4 and 10.5.

          This Form 10-KSB/A3 is being filed due to the fact that financial statements heretofore filed for fiscal years ended June 30, 1997 and 1996 have been restated. For further information with respect to the effect of such restatement, reference is made to Item 6, Management's Discussion and Analysis, and in particular, but by no means limited to, the subheading General (fourth paragraph thereunder) as well as to the specific restated financial statements and notes thereto included herein.

                                TABLE OF CONTENTS



                                                                          Page
                                                                          Number
                                                                          ------
PART I

Item 1.    Description of Business                                          2

Item 2.    Description of Property                                         13

Item 3.    Legal Proceedings                                               13

Item 4.    Submission of Matters to a Vote of Security Holders             13

PART II

Item 5.    Market For Common Equity and Related Stockholder Matters        13

Item 6.    Management's Discussion and Analysis or Plan of Operation       16

Item 7.    Financial Statements                               27 & F(1)-F(23)

Item 8.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                        28

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;   29
           Compliance With Section 16(a) of the Exchange Act

Item 10.   Executive Compensation                                          30

Item 11.   Security Ownership of Certain Beneficial Owners and
           Management                                                      32

Item 12.   Certain Relationships and Related Transactions                  33

Item 13.   Exhibits, List and Reports on Form 8-K                          34

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

         During the fiscal year ended June 30, 1997, the Company had aggregate sales of $13,151,701 and a net loss of $12,562,215, compared with aggregate sales of $10,899,222 and a net loss of $8,266,080 during the fiscal year ended June 30, 1996. The increase in the Company's operating loss is due to the significant expenses associated with the development of the Company's products and the building of the Company's organization and market position on the one hand and the absence of a significant increase in sales as a result of the delay in the market introduction of certain of the Company's products, in particular the AddOn-Multi-System and the Bucky Diagnost TS, on the other hand.

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

RESEARCH AND DEVELOPMENT

         During the fiscal year ended June 30, 1997, the Company incurred expenses related to research and development of $5,786,158 (accounting for 35% of the Company's operating expenses), compared to $1,731,502 (accounting for 12% of the Company's operating expenses) during the previous fiscal year. The increase of the Company's research and development costs by 234% resulted primarily from the Company's decision not to market the AddOn Bucky(TM) as a retrofit product for existing conventional bucky table X-ray systems, but rather to offer a complete multi-functional direct digital X-ray system which combines a conventional bucky table and a bucky wall stand and includes a postprocessing system. The Company will continue to have significant research and development expenses associated with the development of new products (including diagnostic hardware and software products and new digital X-ray products) and improvements to existing products manufactured by the Company. New products currently being developed by or on behalf of the Company include a new digital C-arm system, a digital remote controlled fluoroscopy system, a conventional bucky-table system and a multi-functional floating table.

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

         (b) Name of the Placement Agent. Rolcan Finance Ltd., London, United Kingdom.

         (c) Consideration Received. The aggregate offering price of the Convertible Debentures was $5,000,000. After deducting underwriting discounts, commissions and escrow fees in the aggregate amount of $706,250 the Registrant received a net amount of $4,293,750.

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

         This Form 10-KSB is being amended due to the fact that the financial statements heretofore filed for the fiscal years ended June 30, 1997 and 1996 have been restated so as to properly record the accounting treatment of certain beneficial conversion features and debt issuance cost of convertible debentures issued during the year ended June 30, 1997 and the accounting for the value of stock options granted during the year ended June 30, 1997 and 1996. The net effect of such restatements on the Company's 1997 financial statements resulted in an increase in total assets of $435,619, a decrease in total liabilities of $689,441, an increase in stockholders' equity of $1,124,760, and an increase in the net loss of $1,672,587 or $(.10) per common share. The restated net loss for 1997 of $12,562,215 or $(.79) per common share compared to the previously reported loss of $10,889,628 or $(.69) per common share. The net effect of such restatements on the Company's 1996 financial statement resulted in no change in total assets, total liabilities or total stockholders' equity and an increase in net loss of $6,374,468 or ($.49) per common share. The restated net loss of $8,266,080 or $(.64) per common share compared to the previously reported net loss of $1,891,612 or $(.15) per common share. There was no effect to the Company's cash flows for either 1997 or 1996. Wherever necessary these changes similarly appear in the applicable sections of this Form 10-KSB-A and most particularly (and almost entirely) in this Item 6.

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

         Gross profits amounted to $4,706,287 or 35.8% of net sales for the fiscal year ended June 30, 1997 compared to $5,105,916 or 46.9% for the fiscal year ended June 30, 1996.

         The decrease in gross profits as a percentage of net revenues is primarily attributable to the fact that sales of low-margin products increased substantially. This is mainly attributable to increased sales of accessories, which are generally low-margin products, during the fourth quarter as a result of the acquisition of Empower and increased sales of CT systems from Elscint. Each of the foregoing contributed approximately 15% to the Company's net sales.

         Operating expenses for the fiscal year ended June 30, 1997 were $16,327,360 or 124.1% of net sales compared to $14,966,147 or 137.3% of net sales for the fiscal year ended June 30, 1996. The principal items were research and development expenses of $5,786,158 or 46% of net sales for the fiscal year ended June 30, 1996 compared to $1,731,502 or 15.9% of net sales for the fiscal year ended June 30, 1997 and salaries (net of directors and officers compensation), which amounted to $2,059,396 or 15.6% of net sales for the fiscal year ended June 30, 1997 compared to $1,829,535 or 16.8% of net sales for the fiscal year ended June 30, 1996. General and adminstrative expenses for years ended June 30, 1997 and 1996 include value of stock options granted in the amount of $1,161,462 and $6,374,468, respectively.

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

         The Company's operating loss increased to $11,621,073 for the fiscal year ended June 30, 1997 from $9,860,231 for the fiscal year ended June 30, 1996. The increase in the Company's operating loss is due to the significant expenses associated with the development of the Company's products and the building of the Company's organization and market position on the one hand and the absence of a significant increase in sales as a result of the delay in the market introduction of certain of the Company's products, in particular the AddOn-Multi-System and the Bucky Diagnost TS, on the other hand. After taking into account income tax benefits and extraordinary items of income (loss) the resulting net loss of the Company for the fiscal year ended June 30, 1997 increased to $12,562,215 from $8,266,080 for the fiscal year ended June 30, 1996. Extraordinary expenses include the write off of inventory and clean-up costs as a consequence of the fire which affected the Company's previous manufacturing facility.

FINANCIAL CONDITION

         Total assets of the Company on June 30, 1997 increased by $5,994,796 to $24,788,234 from $18,793,438 on June 30, 1996, primarily due to the acquisition of Empower and the new Hochdorf facility. Current Assets increased $2,522,432 to $14,093,346 on June 30, 1997 from $11,570,914 on June 30, 1996. The increase in current assets is primarily attributable to the increase of accounts receivable as a consequence of the acquisition of Empower and the increase in inventory due to an increased amount of orders to be filled within the first quarter of the fiscal year ending June 30, 1998. Other Assets increased $274,029 to $6,358,271 on June 30, 1997 from $6,084,242 on June 30, 1996. The increase in other assets was primarily due to an increase in intangible assets net of a decrease in long-term accounts receivable.

         On June 30, 1997, the Company had total liabilities of $17,095,046 compared to $8,138,182 on June 30, 1996. On June 30, 1997, current liabilities were $11,259,798 compared to $8,138,182 on June 30, 1996. The increase in current liabilities is primarily due to the incurrence of a mortgage to finance in part the acquisition of the new Hochdorf facility. Management currently intends to refinance this mortgage, which may be terminated on three months notice, with a long-term mortgage. In addition, as a result of the acquisition of Empower, there was an increase in accounts payable. On June 30, 1997, the Company also had $5,310,559 (net of discounts) principal amount of convertible subordinated debentures. Such debentures bear interest at 6% per annum and are repayable at maturity in Common Stock of the Registrant. As of June 30, 1997, all of such convertible debentures could be converted into Common Stock of the Registrant at a price equal to 80% of the average closing price during the five trading days preceding the date of conversion, subject, with respect to $2 million principal amount of debentures with a maturity date of April 28, 1998, to a minimum conversion price of $2.50. $2 million principal amount of the remaining debentures with a maturity date of May 15, 2000 and $2 million principal amount of such debentures with a maturity date of June 13, 2000 were refinanced on July 31, 1997 with the proceeds of the issuance of $4,262,500 principal amount of convertible debentures. Such debentures may have a dilutive effect on the investment of stockholders of the Registrant upon conversion or payment of the principal at maturity, but no funds of the Company are expected to be used for their repayment.

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

History of Losses; Profitability Uncertain

         As of June 30, 1995 the Registrant has accumulated losses on a consolidated basis of approximately $6,000,000. A substantial part of such losses resulted from activities unrelated to the Company's present operations. Since June 30, 1995, the Company has incurred additional net losses aggregating approximately $22,000,000. Such losses resulted from the significant expenses associated with the development of the Company's products and the building of the Company's organization and market position on the one hand and the absence of a significant increase in sales as a result of the delay in the market introduction of certain of the Company's products, in particular the AddOn-Multi-System and the Bucky Diagnost TS, on the other hand. The likelihood of the success of the Company must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the development of new products and the competitive environment in which the Company operates. Although the Company is deriving operating revenue from its current operations, such revenue has not been sufficient to make the Company's operations profitable. There can be no assurance that the Company will be able to develop significant additional sources of revenue or that it will become profitable. Results of operations may fluctuate significantly and will depend upon numerous factors, including regulatory actions, market acceptance of the Company's products, efficient manufacturing, new product introductions and competition.

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

                     [Letterhead of Bederson & Company LLP]


                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders
Swissray International, Inc.
New York, New York


We have audited the accompanying consolidated balance sheets of Swissray International, Inc., and its subsidiaries, as of June 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Swissray (Deutschland) Rontgentechnik GmbH, a wholly- owned subsidiary, which statements reflect total assets of $437,021 as of June 30, 1997 and total revenues of $1,255,140 for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it related to the amounts included for Swissray (Deutschland) Rontgentechnick GmbH, is based solely on the report of the other auditors.

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

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Swissray International, Inc., and its subsidiaries, at June 30, 1997 and 1996 and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                          BEDERSON & COMPANY LLP


                                          /s/ Bederson & Company LLP


West Orange, New Jersey
September 16, 1997
Except for Notes 1, 17, 20,
  22, 23, 25, 27, 29, 30 and
  31, as of March 6, 1998





                                      F(1)

                          SWISSRAY INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1997 AND 1996
                                     ASSETS

                                                                                             1997             1996
                                                                                       ------------       -------------
                                                                                        (Restated)           (Restated)
CURRENT ASSETS:
  Cash and cash equivalents                                                            $  3,091,307       $  3,252,685
  Accounts receivable, net of allowance for doubtful accounts of
    $148,390 and $109,843                                                                 5,154,794          3,335,679
  Accounts receivable - affiliates                                                           -                  31,533
  Note receivable                                                                            -                 962,500
  Inventories                                                                             3,911,107          2,912,836
  Prepaid expenses and sundry receivables                                                 1,936,138          1,075,681
                                                                                       ------------       ------------
  TOTAL CURRENT ASSETS                                                                   14,093,346         11,570,914
                                                                                       ------------       ------------
PROPERTY AND EQUIPMENT, NET                                                               4,336,617          1,138,282
                                                                                       ------------       ------------
OTHER ASSETS:
  Due from stockholders                                                                      69,587             17,414
  Due from affiliate                                                                         -                 166,384
  Loan receivable                                                                            17,396             20,292
  Accounts receivable - long-term, net of allowance for doubtful account
    of $814,178 and $300,000                                                                240,912          1,038,693
  Licensing agreement, net of accumulated amortization of $869,151 and $372,493           4,097,424          4,594,082
  Patents and trademarks, net of accumulated amortization of $54,941 and $28,001            206,003            220,018
  Capitalized computer software, net of accumulated amortization of $34,512                 317,524             -
  Organization cost, net of accumulated amortization of $2,464 and $978                       5,921              7,407
  Security deposits                                                                          43,728             19,952
  Note receivable - long-term                                                               513,643             -
  Goodwill, net of accumulated amortization of $9,023                                       410,814             -
  Debt issuance costs on convertible debentures, net of accumulated
    amortization of $200,566                                                                435,319             -
                                                                                       ------------       ------------
  TOTAL OTHER ASSETS                                                                      6,358,271          6,084,242
                                                                                       ------------       ------------
TOTAL ASSETS                                                                           $ 24,788,234       $ 18,793,438
                                                                                       ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt                                                 $    243,135      $     511,101
  Notes payable - banks                                                                   3,834,706          2,069,828
  Loan payable                                                                              133,008            156,254
  Accounts payable                                                                        5,336,749          4,186,092
  Accounts payable - affiliates                                                              -                   1,541
  Accrued expenses                                                                        1,401,938          1,135,693
  Customer deposits                                                                         170,436             77,673
  Due to stockholders and officers                                                          139,826             -
                                                                                       ------------       ------------
  TOTAL CURRENT LIABILITIES                                                              11,259,798          8,138,182
                                                                                       ------------       ------------
CONVERTIBLE DEBENTURES                                                                    5,310,559             -
                                                                                       ------------       ------------
LONG-TERM DEBT, less current maturities                                                     524,689             -
                                                                                       ------------       ------------
STOCKHOLDERS' EQUITY:
  Common stock                                                                              196,944            141,851
  Additional paid-in capital                                                             35,780,409         25,642,868
  Accumulated deficit                                                                   (26,855,631)       (14,293,416)
  Accumulated other comprehensive loss                                                   (1,428,534)          (836,047)
                                                                                       ------------       ------------
  TOTAL STOCKHOLDERS' EQUITY                                                              7,693,188         10,655,256
                                                                                       ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $ 24,788,234       $ 18,793,438
                                                                                       ============       ============

                   The accompanying notes are an integral part
                         of these financial statements.
                                       F(2)

                          SWISSRAY INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       YEARS ENDED JUNE 30, 1997 AND 1996

                                                                      1997               1996
                                                                 ------------        ------------
                                                                  (Restated)           (Restated)
NET SALES                                                        $ 13,151,701        $ 10,899,222

COST OF SALES                                                       8,445,414           5,793,306
                                                                 ------------        ------------

GROSS PROFIT                                                        4,706,287           5,105,916
                                                                 ------------        ------------

OPERATING EXPENSES:
  Officers and directors compensation                                 693,906             612,776
  Salaries                                                          2,059,396           1,829,535
  Selling                                                           1,873,389           1,140,604
  Research and development                                          5,786,158           1,731,502
  General and administrative                                        2,879,257           7,535,759
  Other operating expenses                                          1,645,800           1,098,346
  Bad debts                                                           619,160             491,487
  Depreciation and amortization                                       770,294             526,138
                                                                 ------------        ------------

  TOTAL OPERATING EXPENSES                                         16,327,360          14,966,147
                                                                 ------------        ------------

LOSS BEFORE OTHER INCOME (EXPENSES)
  AND INCOME TAXES                                                (11,621,073)         (9,860,231)

OTHER INCOME (EXPENSES)                                              (443,405)            810,003
                                                                 ------------        ------------

LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEMS                                             (12,064,478)         (9,050,228)

INCOME TAX PROVISION (BENEFIT)                                        110,223            (364,648)
                                                                 ------------        ------------

LOSS FROM CONTINUING OPERATIONS
  BEFORE EXTRAORDINARY ITEMS                                      (12,174,701)         (8,685,580)

EXTRAORDINARY ITEMS, net of income tax
  of approximately $-0- and $343,000                                 (387,514)            419,500
                                                                 ------------        ------------

NET LOSS                                                         $(12,562,215)       $ (8,266,080)
                                                                 ============        ============


LOSS PER COMMON SHARE:
  Loss from continuing operations                                $       (.77)       $       (.67)
  Extraordinary items                                                    (.02)                .03
                                                                 ------------        ------------

  NET LOSS                                                       $       (.79)       $       (.64)
                                                                 ============        ============

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                               15,817,571          12,974,749
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

                                      F(3)

                          SWISSRAY INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       YEARS ENDED JUNE 30, 1997 AND 1996

                                                                      Common Stock              Additional
                                                                -------------------------        Paid-in           Accumulated
                                                                  Shares          Amount         Capital             Deficit
                                                                ----------       --------       ----------         -----------
                                                                                                (Restated)         (Restated)
BALANCE - July 1, 1995                                          12,035,064       $120,351       $ 12,719,998        $ (6,027,336)

  COMPREHENSIVE LOSS:
    Net loss for the year                                             --             --                 --            (8,266,080)
    Other comprehensive loss net of taxes $-0-
      foreign currency translation adjustments                        --             --                 --                  --

    TOTAL COMPREHENSIVE LOSS                                          --             --                 --                  --

  Issuance of common stock for cash                              1,100,000         11,000          5,189,000                --
  Stock options exercised for cash                               1,050,000         10,500          2,039,500                --
  Stock options granted for services                                  --             --            6,374,468                --
  Public offering expenses                                            --             --             (680,098)               --
                                                                ----------       --------       ------------        ------------
BALANCE - June 30, 1996                                         14,185,064        141,851         25,642,868         (14,293,416)

  COMPREHENSIVE LOSS:
    Net loss for year                                                 --             --                 --           (12,562,215)
    Other comprehensive loss net of taxes $-0-
      foreign currency translation adjustments                        --             --                 --                  --

    TOTAL COMPREHENSIVE LOSS                                          --             --                 --                  --

  Issuance of common stock for cash                              5,197,759         51,977          7,583,715                --
  Stock options exercised for cash                                 161,000          1,610            115,920                --
  Issuance of common stock in lieu of interest payment              70,610            706            132,244                --
  Beneficial conversion feature of convertible debentures             --             --            1,000,000                --
  Stock options granted as compensation                               --             --               25,000                --
  Stock options granted for services                                  --             --            1,161,462                --
  Purchase of subsidiary for stock                                  80,000            800            119,200                --
                                                                ----------       --------       ------------        ------------

BALANCE - June 30, 1997                                         19,694,433       $196,944       $ 35,780,409        $(26,855,631)
                                                                ==========       ========       ============        ============

                                                                Accumulated
                                                                  Other
                                                               Comprehensive
                                                                   Loss               Total
                                                               -------------        ----------
                                                                                    (Restated)
BALANCE - July 1, 1995                                           $  (436,180)       $  6,376,833
                                                                                    ------------
  COMPREHENSIVE LOSS:
    Net loss for the year                                               --            (8,266,080)
    Other comprehensive loss net of taxes $-0-
      foreign currency translation adjustments                      (399,867)           (399,867)
                                                                                    ------------
    TOTAL COMPREHENSIVE LOSS                                            --            (8,665,947)
                                                                                    ------------
  Issuance of common stock for cash                                     --             5,200,000
  Stock options exercised for cash                                      --             2,050,000
  Stock options granted for services                                    --             6,374,468
  Public offering expenses                                              --              (680,098)
                                                                 -----------        ------------
BALANCE - June 30, 1996                                             (836,047)         10,655,256
                                                                                    ------------
  COMPREHENSIVE LOSS:
    Net loss for year                                                   --           (12,562,215)
    Other comprehensive loss net of taxes $-0-
      foreign currency translation adjustments                      (592,487)           (592,487)
                                                                                    ------------
    TOTAL COMPREHENSIVE LOSS                                            --           (13,154,702)
                                                                                    ------------
  Issuance of common stock for cash                                     --             7,635,692
  Stock options exercised for cash                                      --               117,530
  Issuance of common stock in lieu of interest payment                  --               132,950
  Beneficial conversion feature of convertible debentures               --             1,000,000
  Stock options granted as compensation                                 --                25,000
  Stock options granted for services                                    --             1,161,462
  Purchase of subsidiary for stock                                      --               120,000
                                                                 -----------        ------------

BALANCE - June 30, 1997                                          $(1,428,534)       $  7,693,188
                                                                 ===========        ============



              The accompanying notes are an integral part of these
                              financial statements.
                                      F(4)

                          SWISSRAY INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED JUNE 30, 1997 AND 1996

                                                                            1997                 1996
                                                                       ------------          -----------
                                                                         (Restated)           (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                             $(12,562,215)         $(8,266,080)
  Adjustment to reconcile net loss to net
    cash from operating activities:
    Depreciation and amortization                                           770,294              526,138
    Debt issue costs and discount on convertible debentures                 511,125                 --
    Provision for bad debts                                                 552,725              336,706
    Write off of affiliate receivable                                       166,384                 --
    Operating expenses through issuance of stock options                  1,319,412            6,374,468
    Gain on sale of marketable securities                                      --               (762,500)
    (Increase) decrease in operating assets:
      Accounts receivable                                                (1,857,662)          (1,870,866)
      Accounts receivable - affiliates                                       31,533              (31,533)
      Accounts receivable - long-term                                       283,603               22,138
      Inventories                                                          (998,271)          (1,420,393)
      Prepaid expenses and sundry receivables                              (860,457)            (976,664)
    Increase(decrease) in operating liabilities:
      Accounts payable                                                    1,601,074            1,514,465
      Accounts payable - affiliates                                          (1,541)               1,541
      Accrued expenses                                                      266,245              855,041
      Customer deposits                                                      92,763               38,874
                                                                       ------------          -----------

  NET CASH USED BY OPERATING ACTIVITIES                                 (10,684,988)          (3,658,665)
                                                                       ------------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment                                  (3,431,375)            (932,066)
  Licensing agreement                                                      (352,036)                --
  Purchase of marketable securities                                            --               (200,000)
  Patents and trademarks                                                    (12,925)             (45,309)
  Goodwill                                                                 (299,837)                --
  Organization cost                                                            --                 (8,385)
  Collection of note receivable                                             448,857                 --
  Security deposits                                                         (23,776)             (19,952)
  Repayments from affiliates                                                   --                 34,592
  Repayment of loan receivable                                                2,896                 --
                                                                       ------------          -----------
  NET CASH USED BY INVESTING ACTIVITIES                                  (3,668,196)          (1,171,120)
                                                                       ------------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings                                     9,198,821            2,069,828
  Proceeds from long-term borrowings                                        248,987                 --
  Principal payment of short-term borrowings                             (2,093,074)          (2,711,086)
  Principal payments of long-term borrowings                               (442,681)            (281,004)
  Issuance of common stock for cash                                       7,753,222            7,250,000
  Repayment from stockholder and officers                                    87,653              141,054
  Public offering expenses                                                     --               (680,098)
                                                                       ------------          -----------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                              14,752,928            5,788,694
                                                                       ------------          -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                    (561,122)            (383,050)
                                                                       ------------          -----------
NET INCREASE (DECREASE) IN CASH                                            (161,378)             575,859
CASH AND CASH EQUIVALENTS - beginning of period                           3,252,685            2,676,826
                                                                       ------------          -----------

CASH AND CASH EQUIVALENTS - end of period                              $  3,091,307          $ 3,252,685
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

                                      F(5)

                          SWISSRAY INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           ORGANIZATION
           The Company was incorporated under the laws of the State of New York on January 2, 1968 under the name "C.G.S. Units, Inc." On May 23, 1994, the Company acquired 100% of the outstanding securities of Direct Marketing Services, Inc., a company incorporated in the State of Delaware on June 3, 1993. On June 6, 1994, the Company merged with Direct Marketing Services, Inc. and the surviving corporation changed its name to DMS Industries, Inc. DMS Industries, Inc. was principally engaged in the promotion and sales of its proprietary brand of cigarettes on a commission basis. In May of 1995 the Company discontinued its operations and changed its name to Swissray International, Inc.

           PRINCIPLES OF CONSOLIDATION
           The accompanying consolidated financial statements include the accounts of Swissray International, Inc. (Parent), and its wholly-owned subsidiaries SR Medical AG and SR Management AG (both Swiss corporations), Swissray Corporation and Empower, Inc. (both U.S. corporations) and SR Medical AG's wholly-owned subsidiaries Teleray AG (a Swiss Corporation) and Swissray (Deutschland) Rontgentechnik GmbH (a German corporation). All material intercompany transactions and balances have been eliminated in consolidation.

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

           See Note 30 - Subsequent Events

           BUSINESS ACQUISITION
           On April 1, 1997, Swissray International, Inc. exchanged 80,000 shares of common stock at the then quoted market price of $120,000 ($1.50 per share) for all the outstanding shares of Empower, Inc. The consolidated financial statements presented include the accounts of Empower, Inc., from April 1, 1997 (date of acquisition) to June 30, 1997. The acquisition has been accounted for as a purchase. The contract requires the Company to repurchase the 80,000 shares of common stock at $4 per share for a period of one year commencing two years from the date of the contract at the option of the former owner of Empower, Inc.

           BASIS OF ACCOUNTING
           The Company maintains its records on the accrual basis of accounting. Revenues are recognized when the products are delivered and expenses are recorded when incurred.



                                      F(6)

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

           INVENTORIES
           Inventories are stated at the lower of cost or market, with cost being determined on the first-in, first-out (FIFO) method. Inventory costs include material, labor, and overhead.

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

           Patents and trademarks are stated at cost less accumulated amortization computed on the straight-line method over their estimated economic lives of 10 years. Amortization expense, for patents and trademarks, for the years ended June 30, 1997 and 1996 was $26,940 and $28,001, respectively.

           Capitalized computer software is stated at cost less accumulated amortization computed on the straight-line method over its estimated useful lives of 5 to 8 years. Amortization commenced on January 1, 1997. Amortization expense, for capitalized computer software, for the year ended June 30, 1997 was $34,512. No amortization expense has been provided for the year ended June 30, 1996.

           All costs incurred by the Company in connection with incorporation of subsidiaries have been capitalized and are being amortized over a period of sixty (60) months. Amortization expense, for organization cost, for the years ended June 30, 1997 and 1996 was $1,486 and $978, respectively.


                                      F(7)

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

           Debt issuance costs on convertible debentures are stated at cost less accumulated amortization computed on the straight-line method over the period from the date of issuance to the first available conversion date of the respective debenture. Amortization expense, charged to interest, was $200,566 for the year ended June 30, 1997. No amortization was charged during the year ended June 30, 1996.

           The Company reevaluates intangible assets based on expectations of cash flows and operating income to determine whether any potential impairment exists. If necessary, the Company writes down the recorded cost of the intangible asset to the fair value when recorded costs, prior to impairment, are higher.

           ADVERTISING AND PROMOTION
           Advertising and promotion cost are expensed as incurred and included in "Selling Expenses". Advertising and promotion expenses for the years ended June 30, 1997 and 1996 were $781,189 and $740,044, respectively.

           RESEARCH AND DEVELOPMENT
           Costs associated with research, new product development, and product cost improvements are treated as expenses when incurred. Research and development costs expended for the years ended June 30, 1997 and 1996 were $5,786,158 and $1,731,502, respectively.

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

           NET LOSS PER COMMON SHARE
           Loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the periods. Convertible debentures, a common stock equivalent, were not included in the computations since the effect would be anti-dilutive.

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


                                      F(8)

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

NOTE 3 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

           The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents, trade and other accounts receivable, notes receivable, accounts payable, accrued expenses, notes and loans payable, the carrying amounts approximate fair value due to their short term maturities. The amounts shown for long-term receivables also approximate fair value.

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

NOTE 6 - INVENTORIES

           Inventories are summarized by major classification as follows:

                                                             June 30,
                                                   -----------------------------
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


                                      F(9)

                          SWISSRAY INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996




NOTE 7  - PREPAID EXPENSES AND SUNDRY RECEIVABLES

             Prepaid expenses and sundry receivables consist of the following:

                                                                             June 30,
                                                                 -----------------------------
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
                                                                 ==========         ==========

NOTE 8  - PROPERTY AND EQUIPMENT

             Property and equipment consist of the following:

                                                                            June 30,
                                                                  -----------------------------
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

NOTE 9  - DUE FROM STOCKHOLDERS

             The Company has made unsecured advances to its President (a principal stockholder) requiring interest only payments at 6% per annum. The balance at June 30, 1996 was $17,414 and by June 30, 1997 had been repaid. Interest charged the stockholder for the years ended June 30, 1997 and 1996, was $891 and $12,530, respectively.

             The Company also made unsecured advances to its former Chairman of the Board of Directors (a principal stockholder) during the year ended June 30, 1997 requiring interest at 6% per annum. The balance at June 30, 1997 was $69,587. Interest charged to the stockholder for the year ended June 30, 1997 was $3,460.

NOTE 10 - DUE FROM AFFILIATE
             The Company has made non-interest bearing advances to Swissray Medical GmbH, Willich, an affiliated sales company. The balance due to the Company at June 30, 1996 was $166,384, which was written off in 1997.


                                     F(10)

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

NOTE 13 - INVESTMENTS

             The Company has made various investments which are recorded on the equity method. These entities have operated at a loss in excess of equity, and therefore, the Company is carrying these investments as follows:

                                                                         June 30, 1997                 June 30, 1996
                                                                 ------------------------      ---------------------------
                                                   Ownership                     Carrying                        Carrying
                                                     %             Cost           Value             Cost           Value
                                                   ---------     --------       ---------         --------        -------
         Swissray SR Medical GmbH, Willich             34%       $ 16,892       $    --           $16,892         $   --
         Swissray Medical, s.r.o., Bratislaua          34%          6,757            --             6,757             --
         Swissray Medical, s.r.o., Brno                34%          6,757            --             6,757             --
         Teleray s.r.o., Willich                       49%         38,403            --            28,362             --
         Teleray s.r.o., Brno                          34%          6,757            --             6,757             --
         Digitec GmbH, Neuss                           20%         59,641            --            11,484             --
                                                                  -------         -------         -------
         Total                                                   $135,207       $    --           $77,009         $   --
                                                                 ========       =========         =======         ========

NOTE 14 - NOTES PAYABLE - BANKS

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



                                      F(11)

                                           SWISSRAY INTERNATIONAL, INC.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                              JUNE 30, 1997 AND 1996




NOTE 14 - NOTES PAYABLE - BANKS (CONTINUED)

             Notes payable are summarized as follows:

                                                                                         June 30,
                                                                                 ---------------------------
                                                                                    1997             1996
                                                                                 ----------       ----------

         Union Bank of Switzerland, due on demand, with interest at 8% per annum, collateralized by the cash on deposit at Union Bank of
         Switzerland and accounts receivable. Cash balances on deposit at
         Union Bank of Switzerland at June 30, 1997 and 1996 were
         $2,805,747 and $1,596,200, respectively                                 $1,421,075       $2,069,828

         Swiss Bank Corporation, due on demand, with interest at 5.25% per annum, collaterized by the cash on deposit at Swiss Bank
         Corporation and accounts receivable. Cash balances on deposit at
         Swiss Bank Corporation at June 30, 1997
         were $106,007                                                              695,231             --

         State Bank of Long Island, due on demand, with
         interest at prime plus 2.25%, collateralized by
         the assets of Empower, Inc. and guaranteed by
         the Company Total assets of Empower, Inc.
         were $1,983,502 at June 30, 1997                                           350,000             --

         Cantonal Bank of Lucerne, on demand with three months notice, with interest at 5.25% payable
         quarterly, collateralized by the land and building                       1,368,400             --
                                                                                 ----------       ----------
                                                                                 $3,834,706       $2,069,828
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



                                     F(12)

                          SWISSRAY INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996





NOTE 17 - CONVERTIBLE DEBENTURES

             Convertible debentures consist of the following:

                                                                                          June 30,
                                                                                     1997              1996
                                                                                 -----------        ----------

         Convertible promissory note dated April 28, 1997 and due April 28,
         1998 with interest at 6% per annum. The principle shall be convertible into common shares one year from the issue date of the note at the greater of eighty (80%) percent of bid price or $2.50 per share on the date of conversion. Interest due on the note shall similarly be paid in common stock at the time
         of conversion                                                           $ 2,000,000        $     --

         Convertible promissory debenture dated May 15, 1997 and due May 15,
         2000 with interest at 6% per annum. The debentures are convertible into common shares at a price equal to eighty (80%) of the average closing bid price for the five (5) trading days preceding the date of conversion. One-half of the debentures are convertible at the earlier of a registration effective date or August 7, 1997. The remainder are convertible 30 days thereafter. Any debenture not so converted is subject to
         mandatory conversion on May 15, 2000                                      2,000,000              --

         Convertible promissory debenture dated June 13, 1997 and due June
         13, 2000 with interest at 6% per annum. The debentures are convertible into common shares at a price equal to eighty (80%) of the average closing bid price for the five (5) trading days preceding the date of conversion. One-half of the debentures are convertible at the earlier of a registration effective date or
         September 13, 1997. The remainder are convertible 30 days
         thereafter. Any debenture not so converted is subject to
         mandatory conversion on June 13, 2000                                     2,000,000              --
                                                                                 -----------        ----------

                                                                                   6,000,000              --

         Less discount due to beneficial conversion features,
           net of accumulated amortization of $310,559                              (689,441)             --
                                                                                 -----------        ----------

                                                                                 $ 5,310,559        $     --
                                                                                 ===========        ==========

             See Note 30 - Subsequent Events


                                     F(13)

                          SWISSRAY INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996





NOTE 18 - LONG-TERM DEBT

             Long-term debt consists of the following:

                                                                                         June 30,
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

                                      F(14)

                          SWISSRAY INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996


NOTE 18 - LONG-TERM DEBT (CONTINUED)

             The aggregate long-term debt payment are as follows:

                 Years Ending
                    June 30,
                 ------------
                      1998                                                     $   243,135
                      1999                                                         180,834
                      2000                                                         190,321
                      2001                                                          99,889
                      2002                                                          43,134
                      Thereafter                                                    10,511
                                                                               -----------
                                                                               $   767,824
                                                                               ===========

NOTE 19 - COMMON STOCK

          On March 12, 1997, the Company amended its certificate of incorporation to change the number of authorized common shares from 15,000,000 to 30,000,000 of $.01 par value common shares. See Note 30
          - Subsequent Events.

          The Company's outstanding shares of common stock of $.01 par value at June 30, 1997 and 1996 were 19,694,433 and 14,185,064, respectively.

NOTE 20 - ISSUANCE OF COMMON STOCK FOR CASH

          The Company issued 5,358,759 shares for $7,753,222 (including 161,000 shares for $117,530 issued under stock option plan) for the year ended June 30, 1997 and 2,150,000 shares for $7,250,000 (includes 1,050,000 shares for $2,050,000 issued under stock option plan) for the year ended June 30, 1996.

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

          Effective March 1, 1992, Empower, Inc., a U.S. subsidiary, adopted a qualified 401(k) retirement plan for the benefit of substantially all its employees. Under the plan, employees can contribute and defer taxes on compensation contributed. The subsidiary matches, within prescribed limits, the contributions of the employees. The subsidiary also has the option to make an additional contribution to the plan. The subsidiary's contribution to the plan for the period April 1, 1997 (date of acquisition) to June 30, 1997 was $4,185.

          Effective April 3, 1992, Empower, Inc., a U.S. subsidiary, adopted a "Section 125" employee benefits plan, which is also referred to as a "Cafeteria" plan. The subsidiary pays for approximately 85% of the employees' health coverage and the employee pays approximately 15% of the cost of coverage. With the implementation of the Cafeteria plan, the employees' payments for coverage are on a pre-tax basis. A new employee has only a ninety (90) day waiting period before he or she becomes eligible to participate in the group insurance plan and the Cafeteria plan.


                                      F(15)

                          SWISSRAY INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996


NOTE 22 - OTHER INCOME (EXPENSES)

                                                             Year Ended June 30,
                                                             -------------------
                                                             1997           1996
                                                           ---------      ---------
         Interest income                                   $  68,950      $ 131,166
         Interest income - stockholder and officer             4,351         12,530
         Foreign currency income                             484,846        377,587
         Miscellaneous income                                  6,833            512
         Loss from investments                              (246,217)          --
         Interest expense                                   (759,853)      (193,930)
         Interest expense - stockholder                       (2,315)          --
         Licensing income                                       --          482,138
                                                           ---------      ---------

         TOTAL OTHER INCOME (EXPENSES)                     $(443,405)     $ 810,003
                                                           =========      =========

NOTE 23 - INCOME TAXES

             Deferred income tax assets as of June 30, 1997 and 1996 of $7,122,142 and $4,499,614, respectively, as a result of net operating losses, have been fully offset by valuation allowances. The valuation allowances have been established equal to the full amounts of the deferred tax assets, as the Company is not assured that it is more likely than not that these benefits will be realized.

             A reconciliation between the statutory United States corporate income tax rate (34%) and the effective income tax rates based on continuing operations is as follows:

                                                                Year Ended June 30,
                                                           ----------------------------
                                                              1997             1996
                                                           -----------      -----------
         Statutory federal income tax (benefit)            $(4,101,913)     $(3,077,078)
         State and foreign income tax                           79,296             --
         Foreign income tax (benefit) in
           excess of domestic rate                             509,203         (325,715)
         Benefit not recognized on operating loss              114,233             --
         Valuation allowance                                 2,622,528        3,038,145
         Permanent, timing and other differences               886,886             --
                                                           -----------      -----------

                                                           $   110,223      $  (364,648)
                                                           ===========      ===========

          Net operating loss carryforwards at June 30, 1997 were approximately as follows:

                   United States (expiring through June 30, 2012)         $12,300,000
                   Switzerland (expiring through June 30, 2007)            15,200,000
                                                                          -----------
                                                                          $27,500,000
                                                                          ===========

          The income tax related to the extraordinary gain on sale of marketable securities was approximately $343,000 for the year ended June 30, 1996.

          No income tax benefit has been recognized related to the extraordinary loss incurred as a result of fire damage for the year ended June 30, 1997.


                                      F(16)

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

             On April 12, 1997, the Company sustained significant fire damage at a leased production and office facility in Hochdorf, Switzerland, resulting in an extraordinary loss, net of insurance proceeds, of $387,514 ($.02) per share), net of income taxes of $-0-.

NOTE 25 - SUPPLEMENTAL CASH FLOW INFORMATION

             Cash payments for the years ended June 30, 1997 and 1996, include interest of $122,427 and $193,930, respectively, and income taxes of $56,562 and $-0-, respectively.

             NON-CASH OPERATING ACTIVITIES
             In April of 1997, the Company issued options to an officer under the 1996 non-statutory stock option plan. The excess of the then quoted market price over the option price has been recorded as additional compensation amounting to $25,000.

             For the years ended June 30, 1997 and 1996, the Company issued options to various individuals and companies for services rendered under the 1996 non-compensation stock option plan. The excess of the fair value over the option price has been charged to operations in the amounts of $1,161,462 and $6,374,468, for the years ended June 30, 1997 and 1996, respectively.

             During 1997, the Company issued 70,610 shares of common stock in the amount of $132,950 in lieu of interest payments due on convertible debentures.

             NON-CASH INVESTING AND FINANCING ACTIVITIES
             For the year ended June 30, 1996 the Company received a note receivable for $962,500 from the sale of marketable securities. No cash was received.

             On April 1, 1997, the Company acquired a subsidiary through the issuance of 80,000 shares of common stock at the then quoted market price of $120,000 ($1.50 per share). This transaction was accounted for as a purchase.

             On May 15, 1997 and June 13, 1997, the Company issued convertible promissory debentures which were convertible into common shares at a price equal to eighty (80%) of the average closing bid price for the five (5) trading days preceding the date of the conversion. A beneficial conversion feature of $1,000,000 was charged to additional paid-in capital and is being amortized over the period from the date of issuance to the first available conversion date of the respective debenture.

NOTE 26 - STOCK OPTIONS
             The Board of Directors, on January 30, 1996, adopted a non-statutory stock option plan and reserved 3,000,000 shares for issuance to eligible full and part-time employees, officers, directors and consultants. Options are non-transferrable and are exercisable during a term of not more than ten (10) years from the grant date. The options are issuable in such amounts and at such prices as determined by the Board of Directors, except that each option price of each grant will not be less than twenty (20%) percent of the fair value of such shares on the date the options are granted.


                                      F(17)

                          SWISSRAY INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996


NOTE 26 - STOCK OPTIONS (CONTINUED)

             The following table summarizes the non-statutory stock options outstanding as of June 30, 1997.

                                         Option         Grant
                                        Price Per      Date Fair       Options        Options         Options
                  Date Granted            Share         Value          Granted        Exercised      Outstanding
              -----------------         ---------      ---------       ---------     ----------      -----------
               March 11, 1996             $1.00         $4.81             50,000         50,000          -
               March 11, 1996              2.00          4.81          2,000,000      1,000,000       1,000,000
               July 22, 1996                .73          3.63            200,000        151,000          49,000
               January 24, 1997            4.00          2.47            125,000         -              125,000
               January 24, 1997            3.50          2.47            150,000         -              150,000
               April 4, 1997               1.00          1.38             50,000         -               50,000
               June 13, 1997                .73          2.87            270,000         10,000         260,000
                                                                       ---------      ---------       ---------
                                                                       2,845,000      1,211,000       1,634,000
                                                                       =========      =========       =========

             The Company has also issued other stock options as follows:

                                          Option        Grant
                                        Price Per      Date Fair       Options         Options         Options
                  Date Granted            Share         Value          Granted        Exercised      Outstanding
               -----------------        ---------      ---------       --------       ---------      -----------
               September 20, 1995         $6.50          $6.50          200,000           -            200,000
               June 8, 1996                5.00           6.32          100,000           -            100,000
               May 16, 1996                4.75           6.76           35,000           -             35,000
                                                                       --------       ---------        -------
                                                                        335,000           -            335,000
                                                                       ========       =========        =======

NOTE 27 - SIGNIFICANT CUSTOMER AND GEOGRAPHIC AREAS

             The Company derives all of its revenues from its subsidiaries located in the United States, Switzerland and Germany. Sales by geographic areas for the years ended June 30, 1997 and 1996 were as follows:

                                                                             1997         1996
                                                                         -----------    ---------

               United States                                             $ 2,000,608   $        -
               Switzerland                                                 2,184,161     2,002,374
               Germany                                                     1,393,072     4,976,503
               Other export sales                                          7,573,860     3,920,345
                                                                         -----------   -----------
                                                                         $13,151,701   $10,899,222
                                                                         ===========   ===========

             The following summarizes customers sales in excess of 10% or more of the total revenues for the years ended June 30, 1997 and 1996:

                                          1997            1996
                                      ----------      ----------
         Largest customers:
           Sales                      $4,288,697      $4,499,893
           Percentage                         33%             41%
           Number of customers                 2               3

         Single largest customer:
           Sales                      $2,389,613      $1,603,631
           Percentage                         18%             15%



                                      F(18)

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

             The following summarizes operating losses before provision for income tax by geographic areas for the years ended June 30, 1997 and 1996:

                                                       1997             1996
                                                  ------------      -----------
         United States                            $   (175,254)     $      --
         Switzerland                               (11,555,827)      (8,986,555)
         Germany                                      (333,397)         (63,673)
                                                  ------------      -----------
                                                  $(12,064,478)     $(9,050,228)
                                                  ============      ===========

             The following summarizes identifiable assets by geographic area:

                                                              June 30,
                                                   ----------------------------
                                                          1997            1996
                                                   -----------     -----------
         United States                             $ 2,028,307     $      --
         Switzerland                                22,011,388      18,129,362
         Germany                                       748,539         664,076
                                                   -----------     -----------
                                                   $24,788,234     $18,793,438
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


                                     F(19)

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

                  Years Ending
                     June 30,
                  -------------
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

NOTE 29 - LITIGATION

             On or about July 7, 1995, the Company commenced litigation against a former officer and director of a corporate predecessor alleging certain improprieties on the part of such officer and seeking monetary compensation as a result thereof. Such defendant responded (in September 1995) by filing certain affirmative defenses and counterclaims against the Company and others and subsequently brought (together with certain of his family members) an action against the Company in the same court which action raised issues and claims substantially similar to those raised in the aforesaid counterclaims. The two actions were assigned to the same judge and the Company moved successfully to dismiss both the counterclaims and the second action. Leave to replead both claims were granted and amended counterclaims and an amended complaint were served and filed and the Company again successfully moved to dismiss both pleadings. Following the most recent dismissal, counsel for the Company and the aforesaid former officer entered into settlement discussions. Both the Company and defendant have dismissed all claims and counter claims against each other.

NOTE 30 - SUBSEQUENT EVENTS

             From July 1997 to February 1998, 169,000 non-statutory stock options were exercised for $123,370 ($.73 per share).

             On July 31, 1997, the Company issued $4,262,500 of 7% convertible debentures in exchange for $4,262,500 (including interest of $262,500) of 6% convertible debentures dated May 15, 1997 and June 13, 1997. (See Note 17 - Convertible Debentures.) The Company did not receive any cash proceeds from this transaction. The debentures, due July 31, 2000, are convertible into common shares at a price equal to eighty (80%) of the average closing bid price for the five (5) trading days preceding the date of conversion. One-half of the debentures are convertible at the earlier of a registration effective date or September 14, 1997. The remainder are convertible 30 days thereafter. Any debenture not so converted is subject to mandatory conversion on July 31, 2000.

             On August 19, 1997, the Company issued $5,000,000 of convertible debentures due August 19, 2000 with interest at 6% per annum. The debentures are convertible into common shares at a price equal to eighty (80%) of the average closing bid price for the five (5) trading days preceding the date of conversion. One-half of the debentures are convertible at the earlier of a registration effective date or November 3, 1997. The remainder are convertible 30 days thereafter. Any debenture not so converted is subject to mandatory conversion in August 19, 2000. The Company received cash proceeds of $4,293,750, net of related costs of $706,250.



                                      F(20)

                          SWISSRAY INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996


NOTE 30 - SUBSEQUENT EVENTS (CONTINUED)

             On or about October 15, 1997, the Company and Swissray Healthcare, Inc. were served with a complaint by a company engaged in the business of providing services related to imaging equipment alleging benefit from breach of fiduciary and contractual duties and misappropriation of trade secrets by certain former employees of such competitor. Such company also obtained a preliminary injunction and a temporary restraining order against the Company and Swissray Healthcare, Inc. On November 10, 1997, the preliminary injunction and the temporary restraining order were vacated. The Company denies the allegations, intends to vigorously defend the litigation, and believes the ultimate outcome thereof will not have a material adverse effect upon the Company's results of operations or financial position. The Company believes that the complaint is without merit.

             On October 17, 1997, the Company acquired substantially all of the assets and assumed certain liabilities of Service Support Group, LLC (SSG) located in Gig Harbor, Washington pursuant to an asset purchase agreement. SSG is in the business of selling diagnostic imaging equipment and related services in markets on the West Coast of the United States. The purchase price consisted of (1) cash in the amount of $621,892, (2) 333,333 shares of the Company's common stock, (3) an amount equal to fifty percent of certain accounts receivable net of certain accounts payable and (4) the assumptions of certain other liabilities. As a result of these transactions, the Company recorded goodwill of approximately $2,000,000. The contract requires the Company to repurchase the 333,333 common shares at $4.50 per share during the period June 30, 1998 to April 17, 1999 at the option of the former owners of SSG.

             Between November 26, 1997 and December 11, 1997, the Company issued $5,848,285 of 8% convertible debentures, due twenty-four (24) months from the date of issuance. The Company received cash proceeds in the amount of $3,000,000 net of related costs of $690,000. The Company refinanced $1,850,000 of the August 19, 1997 debentures (including accrued interest) with the remaining $2,158,285 in debentures. The debentures are convertible into common shares at a price equal to seventy-five (75%) of the average closing bid price for the five (5) trading days preceding the date of conversion. Twenty-five percent (25%) of the debentures are convertible at the earlier of a registration effective date or March 21, 1998. The remainder are convertible in additional twenty-five percent (25%) portions every 30 days thereafter. Any debenture not so converted is subject to mandatory conversion twenty-four (24) months from the date of issuance.

             On December 18, 1997, the United States Food and Drug Administration approved the Add On-Multi-System for marketing in the United States.

             On December 18, 1997, the Company entered into employment agreements ranging in term from three to five years with various management employees of the Company.

             On December 26, 1997, the Company amended its certificate of incorporation to change the number of authorized common shares from 30,000,000 to 50,000,000 of $.01 par value common shares.

             The Company, on December 23, 1997, adopted a 1997 non-statutory stock option plan and reserved 2,000,000 shares for issuance to eligible full and part-time employees, officers, directors and consultants. Options are non-transferrable and are exercisable during a term of not more than ten (10) years from the grant date. The options are issuable in such amounts and at such prices as determined by the Board of Directors, except that each option price of each grant will not be less than the fair market value of such shares on the date the options are granted.

             Effective February 4, 1998, the Company restructured its Swiss operations. A newly formed company, Teleray Research and Development AG, was founded as a spin-off of the development department of Teleray AG. SR Medical AG, a wholly-owned subsidiary of the Company which was renamed SR Medical Holding AG, sold all of the assets and liabilities of the sales and service department to Teleray AG, a wholly-owned subsidiary of the Company which was renamed SR Medical AG.

             On February 11, 1998, the Company signed a letter of intent with E.M. Parker, Inc. for the sale of Empower, Inc.'s film and x-ray accessories business. The terms of the transaction are currently being negotiated and the Company expects to complete the transaction during the current fiscal year.

                                      F(21)

                          SWISSRAY INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996






NOTE 31 - RESTATEMENT

          The accompanying financial statements have been restated to properly record the accounting treatment of certain beneficial conversion features and debt issuance costs of convertible debentures issued during the year ended June 30, 1997 and the accounting for the value of stock options granted during the years ended June 30, 1997 and 1996.

          The effect of such restatements on the Company's 1997 and 1996 financial statements follow:

                                                              1997                                             1996
                                         ---------------------------------------------      ---------------------------------------
                                              As                              As             As                              As
                                           Reported     Adjustments       Restated        Reported      Adjustments       Restated
                                           --------     -----------       --------        --------      -----------       --------
         Balance Sheet Adjustments:
           Assets                        $ 24,352,915   $   435,319     $ 24,788,234    $18,793,438$           --     $ 18,793,438
           Liabilities                     17,784,487      (689,441)      17,095,046       8,138,182           --        8,138,182
           Stockholders' equity             6,568,428     1,124,760        7,693,188      10,655,256           --       10,655,256

         Statement of Operations
           Adjustments:
             Operating expenses          $ 15,165,898   $ 1,161,462     $ 16,327,360    $  8,591,679    $ 6,374,468   $ 14,966,147
             Other income (expenses)           67,720      (511,125)        (443,405)        810,003           --          810,003
             Loss from operations         (10,502,114)   (1,672,587)     (12,174,701)     (2,311,112)    (6,374,468)    (8,685,580)
             Net loss                     (10,889,628)   (1,672,587)     (12,562,215)     (1,891,612)    (6,374,468)    (8,266,080)

             Net loss per common share   $       (.69)  $      (.10)    $       (.79)   $       (.15)   $      (.49)  $       (.64)


             Stockholders' equity has been restated to reflect the following:

                                                                       Additional      Accumulated
                                                                     Paid-in Capital     Deficit
                                                                     ---------------  -------------

           As originally reported, June 30, 1996                     $ 19,268,400      $ (7,918,948)
           Value of stock options granted                               6,374,468        (6,374,468)
                                                                     ------------      ------------

           As restated, June 30, 1996                                $ 25,642,868      $(14,293,416)
                                                                     ============      ============


         As originally reported, June 30, 1997                       $ 26,608,594      $(18,808,576)
         Effect of 1996 restatement                                     6,374,468        (6,374,468)
                                                                     ------------      ------------

                                                                       32,983,062       (25,183,044)

         Beneficial conversion feature                                  1,000,000          (310,559)
         Debt issuance cost                                               635,885          (200,566)
         Value of stock options granted                                 1,161,462        (1,161,462)
                                                                     ------------      ------------

                                                                     $ 35,780,409      $(26,855,631)
                                                                     ============      ============


                                     F(22)

                          SWISSRAY INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996



NOTE 32 - UNAUDITED PROFORMA CONDENSED COMBINED STATEMENT OF OPERATIONS

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

                           SWISSRAY INTERNATIONAL, INC
          UNAUDITED PROFORMA CONDENSED COMBINED STATEMENT OF OPERATIONS
                        FOR THE YEAR ENDED JUNE 30, 1997

                                                      Swissray                                             Proforma
                                                 International, Inc.    Empower, Inc.   Adjustments       As Adjusted
                                                 -------------------   -------------   ------------      ------------

         Revenues                                  $ 11,133,745        $ 8,071,824      $   --           $ 19,205,569

         Loss before
           extraordinary
           items                                   $(12,115,767)       $  (235,736)     $(36,000)(1)     $(12,387,503)

         Net loss                                  $(12,503,281)       $  (235,736)     $(36,000)(1)     $(12,775,017)

         Loss per share                                                                                  $       (.80)

         Weighted average number
           of shares outstanding                                                                           15,877,571


                          SWISSRAY INTERNATIONAL, INC.
          UNAUDITED PROFORMA CONDENSED COMBINED STATEMENT OF OPERATIONS
                        FOR THE YEAR ENDED JUNE 30, 1996

                                                      Swissray                                            Proforma
                                                   International, Inc.  Empower, Inc.  Adjustments       As Adjusted
                                                   -------------------  -------------  -----------       -----------
         Revenues                                  $ 10,899,222         $8,813,949     $   --           $ 19,903,871

         Income (loss) before
           extraordinary
           items                                   $ (8,685,580)        $   30,536     $(36,000)(1)     $ (8,691,044)

         Net income (loss)                         $ (8,266,080)        $   30,536     $(36,000)(1)     $ (8,271,544)

         Loss per share                                                                                 $       (.63)

         Weighted average number
           of shares outstanding                                                                          13,054,749

        (1)  Adjustment to record amortization of goodwill



                                      F(23)

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

3.10 Amendment to Registrant's Certificate of Incorporation, dated December 13, 1996.

3.11           Amendment to Registrant's Certificate of Incorporation, filed
               March 12, 1997

3.12 Registrant's By-Laws (incorporated by reference to Exhibit 2(h) of the Registrant's Registration Statement on Form 10SB, Registration No. 0-26972, effective February 14, 1996)

10.1 License Agreement, dated June 24, 1995, by and between the Registrant and Hans-Jurgen Behrendt (incorporated by reference to Exhibit__ of Registrant's Registration Statement on Form 10SB, Registration No. 0-26972, effective February 14, 1996)

10.2 1996 SwissRay International, Inc. Non-Statutory Stock Option Plan (incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-1 (Registration No.333-38229), filed October 20, 1997, effective December 19, 1997).*

10.3 Agreement dated June 11, 1996 between the Registrant and Philips Medical System.

10.4 License Agreement, dated as of July 18, 1997, by and between the Registrant and Agfa-Gevaer+ N.V., certain portions of which are filed under a request for confidential treatment pursuant to Rule 24b-2 promulgated pursuant to the Securities Exchange Act of 1934, as amended, and Rule 80(b)(4) of Organization; Conduct and Ethics; and Information and Requests adopted under the Freedom of Information Act, under Rule 406 of the Securities Act of 1933, as amended, and the Freedom of Information Act.**

10.5 Agreement, dated July 14, 1995, by and between Teleray AG and Optische Werke G. Roderstock, certain portions of which are filed under a request for confidential treatment pursuant to Rule 24b-2 promulgated pursuant to the Securities Exchange Act of 1934, as amended, and Rule 80(b)(4) of Organization; Conduct and Ethics; and Information and Requests adopted under the Freedom of Information Act, under Rule 406 of the Securities Act of 1933, as amended, and the Freedom of Information Act.**


10.6 Agreement dated as of June 30, 1997 between the Registrant and Ruedi G. Laupper (Incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-1, Registration No. 333-38229, filed October 20, 1997, effective December 19,
               1997).*

21             List of Subsidiaries

23             Consent of Bederson & Company LLP

23.1           Consent of Bederson & Company LLP***

27             FINANCIAL DATA SCHEDULE


All Exhibits filed with initial Form 10-KSB unless otherwise indicated
  *Exhibits 10.2 and 10.6 - See Form 10KSB/A
 **Exhibits 10.4 and 10.5 - See Form 10-KSB/A2
***Exhibit 23.1 - Filed with Form 10-KSB/A3

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

Date:  March 16, 1998

         In accordance with the Exchange act, This report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/Ruedi G. Laupper/         Chairman of the Board                                Dated:  March 16, 1998
-----------------------    of Directors, President & Chief Executive Officer
   Ruedi G. Laupper

/Josef Laupper/            Secretary-Treasurer                                  Dated:  March 18, 1998
-----------------------    and a Director
   Josef Laupper

/Herbert Laubscher         Chief Financial Officer                              Dated:  March 18, 1998
-----------------------
   Herbert Laubscher

/Ueli Laupper/             Vice President and a Director                        Dated:  March 16, 1998
-----------------------
  Ueli Laupper

                           Director                                             Dated:  March   , 1998
-----------------------
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

10.2 1996 SwissRay International, Inc. Non-Statutory Stock Option Plan (incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-1 (Registration No. 333-38229, filed October 20, 1997, effective December 19, 1997).*

10.3 Agreement dated June 11, 1996 between the Registrant and Philips Medical System.

10.4 License Agreement, dated as of July 18, 1997, by and between the Registrant and Agfa-Gevaer N.V.**

10.5 Agreement, dated July 14, 1995, by and between Teleray AG and Optische Werke G. Roderstock, certain portions of which are filed under a request for confidential treatment pursuant to Rule 24b-2 promulgated pursuant to the Securities Exchange Act of 1934, as amended, and Rule 80(b)(4) of Organization; Conduct and Ethics; and Information and Requests adopted under the Freedom of Information Act, under Rule 406 of the Securities Act of 1933, as amended, and the Freedom of Information Act.**


10.6 Agreement dated as of June 30, 1997 between the Registrant and Ruedi G. Luapper (Incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-1, Registration No. 333-38229, filed October 20, 1997, effective December 19,
               1997).*

21             List of Subsidiaries

23             Consent of Bederson & Company LLP

23.1           Consent of Bederson & Company LLP***

27             Financial Data Schedule

------------


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

All Exhibits filed with initial Form 10-KSB unless otherwise indicated
  *  Exhibits 10.2 and 10.6 - see Form 10-KSB/A
 **  Exhibit 10.4 and 10.5 - see Form 10-KSB/A2
***  Exhibit 23.1 - filed with Form 10-KSB/3