Form 10-Q/A
period 1997-12-31
SWISSRAY INTERNATIONAL INC
filed 1998-03-23
CIK 1002137

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                  FORM 10-Q
                              (AMENDMENT NO. 1)

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

                                     N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

The number of shares outstanding of each of the registrant's classes of common stock, as of March 19, 1998 is 28,333,749 shares, all of one class of $.01 par value common stock.

TABLE OF CONTENTS                                                           Page

No.                                  PART I

Item 1.       Financial Statements                                         F1-F6

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      3-7

Item 3.       Quantitative and Qualitative Disclosures About Market Risk       7

                                     PART II

Item 1.       Legal Proceedings                                                7

Item 2.       Changes in Securities                                            8

Item 3.       Defaults Upon Senior Securities                                  8

Item 4.       Submission of Matters to a Vote of Security Holders              8

Item 5.       Other Information                                                9

Item 6.       Exhibits and Reports on Form 8-K                                11

Signatures                                                                    11

                           SWISSRAY INTERNATIONAL INC.
                            CONSOLIDATED BALANCE SHEET

                                   ASSETS                           December 31,   June 30,
                                                                        1997         1997
                                                                    -----------   -----------
                                                                    (Unaudited)    (Restated)
CURRENT ASSETS
Cash and cash equivalents                                           $ 3,225,272   $ 3,091,307
Accounts receivable, net of allowance for doubtful
accounts of $ 93,663 (December 1997) and $ 148,390 (June 1997)        6,461,180     5,154,794
Inventories                                                           5,938,590     3,911,107
Prepaid expenses and sundry receivables                               2,292,362     1,936,138
                                                                    -----------   -----------
TOTAL CURRENT ASSETS                                                 17,917,404    14,093,346
                                                                    -----------   -----------
PROPERTY AND EQUIPMENT, at cost, net of accumulated depreciation
of $ 446,280 (December 1997) and $ 320,110 (June 1997)                4,462,566     4,336,617
                                                                    -----------   -----------
OTHER ASSETS
Due from stockholders                                                       351        69,587
Loan receivable                                                          20,859        17,396
Accounts receivable - long-term, net of allowance of $ 815,844
(December 1997) and $ 814,178 (June 1997) for doubtful account          132,880       240,912
Licensing agreement, net of accumulated amortization of
$ 1,117,480 (December 1997) and $ 869,151 (June 1997)                 3,849,095     4,097,424
Patents and trademarks, net of accumulated amortization of
$ 68,504 (December 1997) and $ 54,941 (June 1997)                       229,869       206,003
Capitalized computer software, net of accumulated amortization of
$ 71,699 (December 1997) and $ 34,512 (June 1997)                       418,665       317,524
Organization cost, net of accumulated amortization of
$ 3,151 (December 1997) and $ 2,464 (June 1997)                           5,234         5,921
Debt Issuance cost, net of accumulated amortization of $125,190
(December 1997) and $200,566 (June 1997)                                564,810       435,319
Security deposits                                                        34,250        43,728
Note receivable - long-term                                             513,643       513,643
Goodwill, net of accumulated amortization of $ 54,181 (December
1997) and $ 9,023 (June 1997)                                         2,298,931       410,814
                                                                    -----------   -----------
TOTAL OTHER ASSETS                                                    8,068,588     6,358,271
                                                                    -----------   -----------
TOTAL ASSETS                                                        $30,448,558   $24,788,234
                                                                    ===========   ===========


                                       F1

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt              $    121,111     $    243,135
Notes payable - banks                                4,079,807        3,834,706
Notes payable - short-term                              20,738               --
Loan payable                                           134,068          133,008
Accounts payable                                     6,206,632        5,336,749
Accrued expenses                                     1,324,380        1,401,938
Customer deposits                                       29,000          170,436
Due to stockholders and officers                            --          139,826
                                                  ------------     ------------
TOTAL CURRENT LIABILITIES                           11,915,737       11,259,798
                                                  ------------     ------------
CONVERTIBLE DEBENTURES                               8,773,285        6,000,000
Conversion Benefit                                  (1,595,735)        (689,441)
                                                  ------------     ------------
Net Convertible Debentures                           7,177,550        5,310,559
                                                  ------------     ------------
LONG-TERM DEBT, less current maturities                940,314          524,689
                                                  ------------     ------------
STOCKHOLDERS' EQUITY
Common stock                                           268,098          196,944
Additional paid-in capital                          46,589,447       35,780,409
Accumulated deficit                                (34,933,438)     (26,855,631)
Accumulated other comprehensive loss                (1,509,150)      (1,428,534)
                                                  ------------     ------------
TOTAL STOCKHOLDERS' EQUITY                          10,414,957        7,693,188
                                                  ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 30,448,558     $ 24,788,234
                                                  ============     ============


                                       F2

                           SWISSRAY INTERNATIONAL INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                            Six Months Ended                Three Months Ended
                                               December 31,                    December 31,
                                      ----------------------------    ----------------------------
                                          1997            1996            1997            1996
                                                       Revised
                                      (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
NET SALES                             $ 11,302,578    $  6,072,419    $  6,043,675    $  3,605,244
COST OF SALES                            8,590,947       3,018,248       5,277,856       1,828,991
                                      ------------    ------------    ------------    ------------
GROSS PROFIT                             2,711,631       3,054,171         765,819       1,776,253
                                      ------------    ------------    ------------    ------------
OPERATING EXPENSES
Officers and directors compensation        250,547         280,330         154,812         153,119
Salaries                                 1,926,769       1,107,885       1,305,092         605,721
Selling                                  1,674,198         556,744       1,186,167         362,365
Research and development                 1,422,482       1,837,833         948,643       1,338,311
General and administrative                 883,598       1,225,099         671,419         356,797
Other operating expenses                   264,398         876,084         128,521         544,182
Bad debts                                  (25,046)             --          14,918              --
Depreciation and amortization              436,646         355,936         237,923         182,978
                                      ------------    ------------    ------------    ------------
TOTAL OPERATING EXPENSES                 6,833,591       6,239,911       4,647,494       3,543,473
                                      ------------    ------------    ------------    ------------
LOSS BEFORE OTHER INCOME (EXPENSES)
  AND INCOME TAXES                      (4,121,960)     (3,185,740)     (3,881,675)     (1,767,220)

Other Income                               156,145        (104,233)         57,610        (124,131)
Interest Expenses                       (4,416,914)       (137,477)     (1,722,761)       (107,496)
                                      ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSES)                 (4,260,769)       (241,710)     (1,665,151)       (231,627)
                                      ------------    ------------    ------------    ------------
LOSS FROM CONTINUING OPERATIONS
  BEFORE EXTRAORDINARY ITEMS            (8,382,730)     (3,427,450)     (5,546,826)     (1,998,847)

Income Tax provision (Benefit)                  --              --            (876)             --

Early extinguishment of Debt               304,923              --         154,215              --

NET LOSS                              $ (8,077,807)   $ (3,427,450)   $ (5,393,487)   $ (1,998,847)
                                      ============    ============    ============    ============
LOSS PER COMMON SHARE                        (0.32)          (0.20)          (0.22)          (0.14)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                      24,959,178      14,186,289      24,959,178      14,538,514


                                       F3

                           SWISSRAY INTERNATIONAL INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Six Months Ended
                                                                        December 31,
                                                                --------------------------
                                                                    1997          1996
                                                                --------------------------
                                                                                 Revised
                                                                (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                        $(8,077,807)   $(3,427,450)
Adjustment to reconcile net loss to net
       cash from operating activities
       Depreciation and amortization                                471,094        355,936
       Provision for bad debts                                      (53,061)        (9,968)
       Financing costs incurred                                     240,347             --
       Issuance of common stock in lieu of
         interest payments                                           93,254             --
       Interest expense on Debt issuance cost and
         conversion benefit                                       4,033,747             --
       Early extinguishment of  Debt (gain)                        (304,923)            --
       Operating expenses through issuance of Common Stock               --        588,846

       (Increase) decrease in operating assets:
       Accounts receivable                                       (1,145,294)       254,732
       Inventories                                               (2,027,483)    (1,542,475)
       Prepaid expenses and sundry receivables                     (356,224)      (409,004)
       Increase (decrease) in operating liabilities:
       Accounts payable                                             869,883         66,252
       Accounts payable - affiliates                                     --            771
       Accrued expenses                                             (77,558)       589,817
       Customers deposits                                          (141,436)       (14,238)
                                                                -----------    -----------
NET CASH USED BY OPERATING ACTIVITIES                            (6,475,460)    (3,546,781)
                                                                -----------    -----------
CASH FLOW FROM INVESTING ACTIVITIES
       Acquisition of property and equipment                       (252,119)      (133,552)
       Patents and trademarks                                       (37,430)            --
       Other intangibles                                           (138,327)      (547,636)
       Asset Purchase net of cash received                         (591,108)            --
       Collection of note receivable                                     --        161,412
       Security deposits                                              9,478            (27)
       Loans receivable                                              (3,463)            --
       Repayments from (advances to) affiliates                          --            234
                                                                -----------    -----------
NET CASH USED BY INVESTING ACTIVITIES                            (1,012,969)      (519,569)

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from short-term borrowings                          266,900      3,215,898
       Proceeds from long-term borrowings                           477,892             --
       Principal payment of short-term borrowings                  (122,024)    (2,069,828)
       Principal payment of long-term borrowings                         --       (511,101)
       Issuance of common stock for cash                          6,996,370      1,533,000
       Repayment from (advances to) stockholders and officers       (70,590)         2,586
                                                                -----------    -----------
CASH PROVIDED BY FINANCING ACTIVITIES                             7,548,547      2,170,555
                                                                -----------    -----------
EFFECT OF EXCHANGE RATE ON CASH                                      73,847        106,385
                                                                -----------    -----------
NET INCREASE (DECREASE) IN CASH                                     133,965     (1,789,410)
CASH AND CASH EQUIVALENT - beginning of period                    3,091,307      3,252,685
                                                                -----------    -----------
CASH AND CASH EQUIVALENTS - end of period                       $ 3,225,272    $ 1,463,275
                                                                ===========    ===========


                                       F4

                                                                                                      Cumulative
                                                    Common Stock         Additional                    Foreign
                                              ------------------------     Paid-in    Accumulated      Currency
                                                Shares       Amount        Capital      Deficit       Adjustment     Total
                                              ----------   -----------   -----------  ------------   -----------   ------------
BALANCE JULY 1, 1997                          19,694,433   $   196,944   $35,780,409  $(26,855,631)  $(1,428,534)  $  7,693,188

For the six month ended December 31,1997
Issuance of common stock for cash              6,517,079        65,171     5,035,062            --            --      5,100,233

Issuance of common stock for asset purchase      333,333         3,333     1,496,664            --            --      1,499,997

Issuance of common stock in lieu of
  interest payments                               95,991           960        92,294            --            --         93,254

Stock options exercised for cash                 169,000         1,690       121,680            --            --        123,370

Beneficial conversion feature of
  convertible debentures                                                   4,460,213                                  4,460,213

Early extinguishment of Debt                                                (396,875)                                  (396,875)

Foreign currency translation adjustment               --            --            --            --       (80,616)       (80,616)

Net loss                                              --            --            --    (8,077,807)           --     (8,077,807)

BALANCE DECEMBER 31, 1997                     26,809,836   $   268,098   $46,589,447  $(34,933,438)  $(1,509,150)  $ 10,414,957
                                              ==========   ===========   ===========  ============   ===========   ============


                                       F5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 1997

         (1)The financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's annual report on Form 10-KSB/A3 for the fiscal year ended June 30, 1997.

         (2)In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Registrant as of December 31, 1997 and the results of operations and cash flows for the interim period presented. Operating results for the six months ended December 31, 1997 are not necessarily indicative of the results to be expected for the full year ending June 30, 1998.

         (3)INVENTORIES

                  Inventories are summarized by major classification as follows:

                                                     December 31,       June 30,
                                                     ---------------------------
                                                        1997             1997
                                                     ----------       ----------
Raw materials, parts and supplies                    $3,767,005       $2,632,256
      Work in process                                   903,444          468,204
      Finished goods                                  1,268,141          810,647
                                                     ----------       ----------
                                                     $5,938,590       $3,911,107
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

On February 11, 1998 the Company signed a letter of intent to sell substantially all of the Assets and Liabilities of its Subsidiary Swissray Empower Inc. to E.M. Parker Company Inc.

Effective February 4, 1998 the Company restructured its Swiss operations. A newly formed company, Teleray Research and Development AG, was founded as a Spin off of the Development Department of Teleray AG. SR Medical AG, a wholly owned subsidiary of the Registrant, which was renamed SR Medical Holding AG sold all of the assets and liabilities of the sales and service department to Teleray AG, a wholly owned subsidiary of the Registrant, which was renamed SR Medical AG.

THREE-MONTH PERIOD ENDED DECEMBER 31, 1997 COMPARED TO THREE-MONTH PERIOD ENDED DECEMBER 31, 1996

RESULTS OF OPERATIONS

Net sales amounted to $6,043,675 for the three-month period ended December 31, 1997 compared to $3,605,224, an increase of $2,438,451, or 67.6%, from the three-month period ended December 31, 1996. The increase in net sales was partially due to the acquisition of Empower on April 1, 1997. The Company also increased sales in Swiss Francs made under the Philips OEM Agreement by approximately 243%.

         Gross profit decreased by $1,010,414, or 56.8%, to $765,819 for the three-month period ended December 31, 1997 from $1,776,233 for the three-month period ended December 31, 1996. Gross profit as a percentage of net revenues decreased to 12.7% for the three-month period ended December 31, 1997 from 49.2% for the three-month period ended December 31, 1996 The decrease in gross profits as a percentage of net revenues is attributable to the fact that a major part of the sales was made with products which have a relatively lower margin during the three month ended December 31, 1997 compared to the comparative period ended December 31, 1996 where Sales of high margin products and revenue from servicing of x-ray equipment with high margin dominated.

         Operating expenses increased by $1,104,020, or 31.2% to $4,647,493, or 76.9% of net revenues, for the three-month period ended December 31, 1997, from $3,543,473, or 98.3% of net revenues for the three-month period ended December 31, 1996. The single largest items of operating expenses continued to be officers and directors compensation and salaries of $1,459,904 or 24.2% of net sales for the three-month period ended December 31, 1997 compared to $758,840 or 21% of net sales for the three-month period ended December 31, 1996. Selling expenses were $1,186,167 or 19.6% for the three-month period ended December 31, 1997 compared to $362,365 or 10.1% for the three-month period ended December 31, 1996. The increase in selling expenses was partially due to the selling expenses attributable to Empower, Inc. and Swissray Medical Systems, Inc., both of which were not subsidiaries of the Company during the three-month period ended December 31, 1996 as well as the efforts of the Company to market their digital Add On System in the US. Research and development expenses decreased $389,668 to $948,643 or 15.7% of net sales for the three-month period ended December 31, 1997 compared to $1,338,311 or 37.1% of net sales for the three-month period ended December 31, 1996. Interest expenses increased to $1,722,761 for the three month ended December 31, 1997 compared to $107,495 for the three month ended December 31, 1996. This increase is primarily due to the interest expense for amortization of Debenture issuance cost and Conversion Benefit. Gain on extinguishment of Debt was $154,215 for the three month ended December 31, 1997 compared to $-0- for the three month ended December 31, 1996. The extinguishment gain resulted from refinancing of Convertible debentures.

SIX-MONTH PERIOD ENDED DECEMBER 31, 1997 COMPARED TO SIX-MONTH PERIOD ENDED DECEMBER 31, 1996

RESULTS OF OPERATIONS

         Net sales amounted to $11,302,578 for the six-month period ended December 31, 1997 compared to $6,072,419, an increase of $5,230,159, or 86.13%, from the six-month period ended December 31, 1996. The increase in net sales was partially due to the acquisition of Empower on April 1, 1997 and the Asset purchase of Service Support Group LLC. The Company could also increase sales in Swiss Francs made under the Philips OEM Agreement by approximately 304%.

         Gross profit decreased by $342,540, or 11.2%, to $2,711,631, for the six-month period ended December 31, 1997 from $3,054,171 for the six-month period ended December 31, 1996. Gross profit as a percentage of net revenues decreased to 24% for the six-month period ended December 31, 1997 from 50% for the six-month period ended December 31, 1996. The decrease in gross profits as a percentage of net revenues is attributable to the fact that a major part of the sales was made with products which have a relatively lower margin during the six month ended December 31, 1997 compared to the comparative period ended December 31, 1996 where Sales of high margin products dominated.


         Operating expenses increased by $593,680, or 9.5% to $6,833,591, or 60.5% of net revenues, for the six-month period ended December 31, 1997, from $6,239,911, or 102.8% of net revenues for the six-month period ended December 31, 1996. The single largest items of operating expenses continued to be officers and directors compensation and salaries of $2,177,316 or 19.3% of net sales for the six-month period ended December 31, 1997 compared to $1,388,215 or 22.9% of net sales for the six-month period ended December 31, 1996. Selling expenses were $1,674,198 or 14.8% for the six-month period ended December 31, 1997 compared to $556,744 or 9.2% for the six-month period ended December 31, 1996. The increase in selling expenses was partially due to the selling expenses attributable to Empower, Inc. and Swissray Medical Systems, Inc., both of which were not subsidiaries of the Company during the six-month period ended December 31, 1996, as well as the efforts of the Company to market their digital Add On System in the US. Research and development expenses decreased $415,351 to $1,422,482 or 12.6% of net sales for the six-month period ended December 31, 1997 compared to $1,837,833 or 30.3% of net sales for the six-month period ended December 31, 1996. Interest expenses increased to $4,416,914 for the six month ended December 31, 1997 compared to $137,477 for the six month ended December 31, 1996. This increase is primarily due to the interest expense for amortization of Debenture issuance cost and Conversion Benefit. Gain on early extinguishment of Debt was $304,923 for the six month ended December 31, 1997 compared to $-0- for the six month ended December 31, 1996. The extinguishment gain resulted from refinancing of Convertible debentures.

FINANCIAL CONDITION

December 31, 1997 compared to June 30, 1997

         Total assets of the Company on December 31, 1997 increased by $5,660,324 to $30,448,558 from $24,788,234 on June 30, 1997, primarily due to the increase of Current Assets and Goodwill resulting from the purchase of substantially all of the assets of Service Support Group LLC, located in Gig Harbor, Washington ("SSG"). Current Assets increased $3,824,058 to $17,917,404 on December 31, 1997 from $14,093,346 on June 30, 1997. The increase in current assets is primarily attributable to the increase in Accounts payable and inventory. Other Assets increased $1,710,317 to $8,068,588 on December 31, 1997 from $6,358,271 on June 30, 1997. The increase is primarily due to the increase in Goodwill.

         On December 31, 1997, the Company had total liabilities of $20,033,601 compared to $17,095,046 on June 30, 1997. On December 31, 1997, current liabilities were $11,915,737 compared to $11,259,798 on June 30, 1997. Working capital at December 31, 1997 was $6,001,667 compared to $2,833,548 at June 30, 1997.

CASH FLOW AND CAPITAL EXPENDITURES SIX MONTHS PERIOD ENDED DECEMBER 31, 1997 COMPARED TO SIX MONTHS PERIOD ENDED DECEMBER 31, 1996.

         Cash used by operating activities for the six months ended December 31, 1997 increased to $6,475,460 from $3,546,781 for the six months ended December 31, 1996 and cash used by investing activities increased to $1,012,969 for the six months ended December 31, 1997 from $519,569 for the six months ended December 31, 1996. Cash flow from financing activities for the six months ended December 31, 1997 was $7,548,547 compared to $2,170,555 for the period ended December 31, 1996.

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

         Between November 26, 1997 and December 11, 1997, the Company issued $2,158,285 aggregate principal amount of 8% convertible debentures (the "Convertible Debentures") including a 15% premium and accrued interest, convertible into Common Stock of the Company. The registrand did not receive any cash proceeds from the offering of the Convertible Debentures. An amount of $2,158,285 was paid by investors to holders of the Company's Convertible Debentures issued on August 6,1997 holding $1,850,000 of such Convertible Debentures as repayment in full of the Company's obligations under such

Convertible Debentures as repayment in full of the Company's obligations under such convertible Debentures. During the same period the Company issued $3,690,000 aggregate principal amount of 8% Convertible Debentures, convertible into Common Stock of the Company. After deducting fees, commissions and escrow fees in the aggregate amount of $690,000 the Company received a net amount of $3,000,000. All Convertible Debentures were issued to accredited investors as defined in Rule 501(a) of Regulation D promulgated under the Act ("Regulation D") and the Company has received written representations from each investor to that effect. Twenty-five percent of the face amount of both Convertible Debentures are convertible into shares of Common Stock of the Company commencing March 12, 1998. An additional twenty-five percent of the face amount of both Convertible Debentures may be converted each 30 days thereafter, in each case at a conversion price equal to 75% of the average closing bid price for the five trading days preceding the date of the conversion. Any Convertible Debentures not so converted are subject to mandatory conversion by the Company on the 24h monthly anniversary of the date of issuance of the Convertible Debentures.

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

         Not applicable

Item 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On December 23, 1997, at the Company's Annual Meeting of Shareholders, the following matters were submitted to a vote of the holders of the Company's common stock, $.01 par value per share:

         1. For the following persons to serve as directors of the Company until the next annual meeting of shareholders and until their respective successors are duly elected and qualified:

                         For Election      Withheld     Not Voted     Total
Ruedi G. Laupper         15,446,044          9,837         1          15,455,882
Josef Laupper            15,445,488         10,393         1          15,455,882
Ueli Laupper             15,444,488         11,393         1          15,455,882
*Akbar Seddigh           15,446,044          9,837         1          15,455,882
*Daniel A. Wuersch       15,445,488         10,393         1          15,455,882
Erwin Zimmerli           15,444,488         11,393         1          15,455,882

* These Individuals are no longer directors. Their resignations were not the result of any disagreement whatsoever with the Registrant on any matter relating to its operations, policies or practices.

         2. To ratify the appointment by the Board of Directors of the Company of STG Coopers & Lybrand AG as the independent auditors of the Company for the fiscal year ending June 30, 1998:

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

         3. To approve a proposal to increase the number of shares of Common Stock the Company is authorized to issue from 30,000,000 to 50,000,000 (Proposal 3(a)) and a proposal to create a class of preferred stock (Proposal 3(b)):

                                 For the       Against the
                 Total Votes     Resolution     Resolution       Abstaining
Proposal 3(a)    15,455,882      15,339,530      62,831          53,520
Proposal 3(b)    15,455,882       5,587,572     173,255          64,142

                 Not Voted
Proposal 3(a)            1
Proposal 3(b)    9,630,913

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

Item 5. OTHER INFORMATION

The financial statements for the fiscal year ended June 30, 1997 and the six months ended December 31, 1996 (unaudited) have been restated to properly record the accounting treatment of certain beneficial conversion features and debt issuance cost of convertible debentures issued and the accounting for the value of stock options granted during the year ended June 30, 1997 and six months ended December 31, 1996 (unaudited). The net effect of such restatements on the June 30, 1997 financial statements resulted in an increase in total assets of $435,619, a decrease in total liabilities of $689,141, an increase in stockholders equity of $1,124,760 and an increase in the net loss of $588,846 for the six months ended December 31, 1996 (unaudited).

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

         On December 29, 1997, the Company filed a Registration Statement with the Securities and Exchange Commission with respect to the sale of up to 6,221,580 shares of Common Stock by the holders of $5,848,285 principal amount of 8% Convertible Debentures issued by the Company between November 26 and December 5, 1997. The Registration Statement was declared effective on March 12, 1998.

         Effective February 4, 1998 the Company restructured its Swiss operations. A newly formed company, Teleray Research and Development AG, was founded as a Spin off of the Development Department of Teleray AG. SR Medical AG, a wholly owned subsidiary of the Registrant, which was renamed SR Medical Holding AG sold all of the assets and liabilities of the sales and service department to Teleray AG, a wholly owned subsidiary of the Registrant, which was renamed SR Medical AG.

         On February 11, 1998 the Company signed a letter of intent to sell substantially the entire business of Swissray Empower Inc. ("Empower") To E.M. Parker Company Inc.

         The Registrant has previously reported an order backlog for its digital X-ray equipment as of June 30, 1997 of $30,000,000; $29,000,000 of which related to a contract with a purchaser located in South Korea. As a result of the recent economic problems in that country, management considers it doubtful that this order will be filled in the current calendar year or at all.

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

                              SWISSRAY INTERNATIONAL, INC.

                              By: /s/  RUEDI G. LAUPPER
                                  ---------------------------------
                                  Ruedi G. Laupper, Chairman of the
                                  Board of Directors, President and
                                  Chief Executive Officer

Date:  March 20, 1998