Form 10-Q
period 1998-03-31
SWISSRAY INTERNATIONAL INC
filed 1998-05-15
CIK 1002137

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 1998

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to_________________________

Commission file number      0-26972

                          SWISSRAY International, Inc.
             (Exact name of registrant as specified in its charter)

                New York                                 16-0950197
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                 Identification Number)

200 East 32nd Street, Suite 34-B, New York, New York        10016
(Address of principal executive offices)                  (Zip Code)

   New York (212) 545 0095                 Switzerland  011 41 41 914 12 00
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

The number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 1998 is 32,011,137 shares, all of one class of $.01 par value common stock.

TABLE OF CONTENTS                                                           Page

No.                                  PART I

Item 1.       Financial Statements                                         F1-F6

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      3-7

Item 3.       Quantitative and Qualitative Disclosures About Market Risk       7

                                     PART II

Item 1.       Legal Proceedings                                                7

Item 2.       Changes in Securities                                            8

Item 3.       Defaults Upon Senior Securities                                  8

Item 4.       Submission of Matters to a Vote of Security Holders              8

Item 5.       Other Information                                                8

Item 6.       Exhibits and Reports on Form 8-K                                 8

Signatures                                                                     8

                           SWISSRAY INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                            March 31,                     June 30,
                                                                              1998                          1997
                                                                           ----------------------------------------
                                                                           Unaudited)                    (Restated)
CURRENT ASSETS
Cash and cash equivalents                                                  $ 2,298,625                  $ 3,091,307
Accounts receivable, net of allowance for doubtful
accounts of $ 92,276 (March 1998) and $ 148,390 (June 1997)                  3,294,331                    5,154,794
Inventories                                                                  8,446,340                    3,911,107
Prepaid expenses and sundry receivables                                      2,223,234                    1,936,138
                                                                           ----------------------------------------
Total Current Assets                                                        16,262,530                   14,093,346
                                                                           ----------------------------------------
PROPERTY AND EQUIPMENT, at cost, net of accumulated depreciation
of $ 520,334 (March 1998) and $ 320,110 (June 1997)                          5,641,600                    4,336,617
                                                                           ----------------------------------------
OTHER ASSETS
Due from stockholders                                                              351                       69,587
Loan receivable                                                                 19,974                       17,396
Accounts receivable - long-term, net of allowance of $ 781,216
(March 1998) and $ 814,178 (June 1997) for doubtful account                    152,378                      240,912
Licensing agreement, net of accumulated amortization of                      3,724,931                    4,097,424
$ 1,241,644 (March 1998) and $ 869,151 (June 1997)
Patents and trademarks, net of accumulated amortization of                     226,615                      206,003
$ 75,459 (March 1998) and $ 54,941 (June 1997)
Capitalized computer software, net of accumulated amortization of              443,196                      317,524
$ 93'599.17 (March 1998) and $ 34,512 (June 1997)
Organisation cost, net of accumulated amortization of                            4,900                        5,921
$ 3,485 (March 1998) and $ 2,464 (June 1997)
Security deposits                                                               59,920                       43,728
Note receivable - long-term                                                    513,643                      513,643
Goodwill, net of accumulated amortization of $ 88,843 (March 1998
and $ 9,023 (June 1997)                                                      2,264,269                      410,814
Debt issuance costs on convertible debentures, net of accumulated
amortization of $ 694,989 (March 1998) and $ 200,566 (June 1997)               610,011                   435,319.00
                                                                           ----------------------------------------
TOTAL OTHER ASSETS                                                           8,020,189                    6,358,271
                                                                           ----------------------------------------
Total Assets                                                               $29,924,319                  $24,788,234
                                                                           ========================================


                                       F1

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt              $     76,496         $    243,135
Notes payable - banks                                2,031,760            3,834,706
Notes payable - short-term                               5,185                 --
Loan payable                                           127,875              133,008
Accounts payable                                     6,694,178            5,336,749
Accrued expenses                                     1,490,275            1,401,938
Customer deposits                                         --                170,436
Due to stockholders and officers                          --                139,826
                                                  ---------------------------------
TOTAL CURRENT LIABILITIES                           10,425,769           11,259,798
                                                  ---------------------------------

CONVERTIBLE DEBENTURES                              12,473,285            6,000,000
Conversion Benefit                                  (1,041,084)            (689,441)
                                                  ---------------------------------
Net Convertible Debentures                          11,432,201            5,310,559
                                                  ---------------------------------

LONG-TERM DEBT, less current maturities                918,343              524,689
                                                  ---------------------------------
STOCKHOLDERS' EQUITY
Common stock                                           291,956              196,944
Additional paid-in capital                          49,171,682           35,780,409
Accumulated deficit                                (41,454,466)         (26,855,631)
Accumulated other comprehensive loss                  (861,167)          (1,428,534)
                                                  ---------------------------------
TOTAL STOCKHOLDERS' EQUITY                           7,148,006            7,693,188
                                                  ---------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 29,924,319         $ 24,788,234
                                                  =================================


                                       F2

                                                     SWISSRAY INTERNATIONAL INC.
                                                CONSOLIDATED STATEMENT OF OPERATIONS

                                                                         Nine Month Ended                   Three Month Ended
                                                                             March 31,                          March 31,
                                                                    ---------------------------------------------------------------
                                                                       1998              1997              1998            1997
                                                                                       Revised
                                                                    (Unaudited)       (Unaudited)      (Unaudited)      (Unaudited)
NET SALES                                                           $ 17,800,994     $  9,117,390     $  6,498,416     $  3,044,971

COST OF SALES                                                         13,921,137        4,901,693        5,330,190        1,883,445
                                                                    ---------------------------------------------------------------
GROSS PROFIT                                                           3,879,857        4,215,697        1,168,226        1,161,526
                                                                    ---------------------------------------------------------------
OPERATING EXPENSES
Officers and directors compensation                                      384,824          388,043          134,277          107,713
Salaries                                                               3,260,232        1,599,868        1,333,463          491,983
Selling                                                                2,396,089          869,710          721,891          312,966
Research and development                                               2,185,855        2,297,965          763,373          460,132
General and administrative                                             1,610,038        1,598,460          726,440          373,361
Other operating expenses                                               1,110,008        1,172,798          845,610          296,714
Bad debts                                                                (24,536)            --                510             --
Depreciation and amortization                                            684,627          556,648          247,981          200,712
                                                                    ---------------------------------------------------------------
TOTAL OPERATING EXPENSES                                              11,607,137        8,483,492        4,773,545        2,243,581
                                                                    ---------------------------------------------------------------
LOSS BEFORE OTHER INCOME (EXPENSES)
  AND INCOME TAXES                                                    (7,727,280)      (4,267,795)      (3,605,319)      (1,082,055)

Other income (expenses)                                                 (799,202)         235,466         (955,347)         339,699
Interest expenses                                                     (6,377,276)        (171,416)      (1,960,362)         (33,939)
                                                                    ---------------------------------------------------------------
OTHER INCOME (EXPENSES)                                               (7,176,478)          64,050       (2,915,709)         305,760
                                                                    ---------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS
  BEFORE EXTRAORDINARY ITEMS                                         (14,903,758)      (4,203,745)      (6,521,028)        (776,295)

Income Tax provision (Benefit)                                              --               --               --               --

Early extinguishment of Debt                                             304,923             --               --               --

NET LOSS                                                            $(14,598,835)    $ (4,203,745)    $ (6,521,028)    $   (776,295)
                                                                    ================================================================

LOSS PER COMMON SHARE
Loss from continuing operations                                            (0.62)           (0.28)           (0.23)           (0.05)
Extraordinary items                                                         0.01             0.00             0.00             0.00
                                                                    ---------------------------------------------------------------
NET LOSS                                                                   (0.60)           (0.28)           (0.23)           (0.05)
                                                                    ================================================================
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                                                    24,159,014       14,769,274       27,441,552       15,685,122


                                       F3

                                                SWISSRAY INTERNATIONAL INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 Nine Months Ended
                                                                                                      March 31,
                                                                                         ----------------------------------
                                                                                             1998                 1997
                                                                                         ----------------------------------
                                                                                                                 Revised
                                                                                          (Unaudited)          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                                 $(14,598,835)        $ (4,203,745)
Adjustment to reconcile net loss to net
       cash from operating activities
       Depreciation and amortization                                                          719,075              556,649
       Provision for bad debts                                                                (89,075)             (23,312)
       Financing costs incurred                                                               338,948                 --
       Issuance of common stock in lieu of
         interest payments                                                                    140,448                 --
       Interest expense on Debt issuance cost and
         conversion benefit                                                                 6,015,697                 --
       Early extinguishment of  Debt (gain)                                                  (304,923)                --
       Operating expenses through issuance of Common Stock                                       --                588,846

       (Increase) decrease in operating assets:
       Accounts receivable                                                                  2,038,072              137,122
       Inventories                                                                         (4,535,233)          (3,407,392)
       Prepaid expenses and sundry receivables                                               (287,096)            (472,891)
       Increase (decrease) in operating liabilities:
       Accounts payable                                                                     1,357,429           (1,250,804)
       Accrued expenses                                                                        88,337              330,749
       Customers deposits                                                                    (170,436)             125,931
                                                                                         ----------------------------------

NET CASH USED BY OPERATING ACTIVITIES                                                      (9,287,592)          (7,618,847)
                                                                                         ----------------------------------
CASH FLOW FROM INVESTING ACTIVITIES
       Acquisition of property and equipment                                               (1,505,207)            (169,254)
       Patents and trademarks                                                                 (41,131)             (34,927)
       Other intangibles                                                                     (184,760)            (378,958)
       Asset Purchase net of cash received                                                   (591,108)                --
       Collection of note receivable                                                             --                100,000
       Security deposits                                                                      (16,192)               2,639
       Loans receivable                                                                        (2,578)                --
       Repayments from (advances to) affiliates                                                  --                 25,145
                                                                                         ----------------------------------
NET CASH USED BY INVESTING ACTIVITIES                                                      (2,340,976)            (455,355)

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from short-term borrowings                                                      5,185            3,943,887
       Proceeds from long-term borrowings                                                     455,921                 --
       Principal payment of short-term borrowings                                          (1,974,718)          (2,092,883)
       Principal payment of long-term borrowings                                                 --               (511,101)
       Issuance of common stock for cash                                                   12,342,620            6,440,648
       Repayment from (payment to) stockholders and officers                                  (70,590)               3,602
                                                                                         ----------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                                                      10,758,418            7,784,153
                                                                                         ----------------------------------
EFFECT OF EXCHANGE RATE ON CASH                                                                77,468           (1,091,406)
                                                                                         ----------------------------------
NET INCREASE (DECREASE) IN CASH                                                              (792,682)          (1,381,455)
CASH AND CASH EQUIVALENT - beginning of period                                              3,091,307            3,252,685
                                                                                         ----------------------------------
CASH AND CASH EQUIVALENTS - end of period                                                $  2,298,625         $  1,871,230
                                                                                         ==================================


                                                             F4

                           SWISSRAY INTERNATIONAL INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        NINE MONTHS ENDED MARCH 31, 1998
                                   (Unaudited)


                                                                                    Additional
                                                         Common Stock                Paid-in
                                                    Shares          Amount           Capital
                                                  ------------------------------------------------
BALANCE JULY 1, 1997                              19,694,433     $    196,944     $ 35,780,409

For the nine months ended March 31,1998
Issuance of common stock for cash                  8,841,802           88,418        6,713,214

Issuance of common stock for asset purchase          333,333            3,333        1,496,664

Issuance of common stock in lieu of
  interest payments                                  157,061            1,571          138,877

Stock options exercised for cash                     169,000            1,690          121,680

Beneficial conversion feature of convertible
   debentures                                                                        5,317,713

Early extinguishment of Debt                                                          (396,875)

Foreign currency translation adjustment                 --               --               --

Net loss                                                --               --               --
                                                  ----------     ------------     ------------
BALANCE MARCH 31, 1998                            29,195,629     $    291,956     $ 49,171,682
                                                  ==========     ============     ============
                                                                     Cumulative
                                                                     Foreign
                                                   Accumulated       Currency
                                                     Deficit         Adjustment        Total
                                                  ----------------------------------------------
BALANCE JULY 1, 1997                              $(26,855,631)    $ (1,428,534)    $  7,693,188

For the nine months ended March 31,1998
Issuance of common stock for cash                         --               --          6,801,632

Issuance of common stock for asset purchase               --               --          1,499,997

Issuance of common stock in lieu of
  interest payments                                       --               --            140,448

Stock options exercised for cash                          --               --            123,370

Beneficial conversion feature of convertible
   debentures                                                                          5,317,713

Early extinguishment of Debt                                                            (396,875)

Foreign currency translation adjustment                   --            567,367          567,367

Net loss                                           (14,598,835)            --        (14,598,835)
                                                  ------------     ------------     ------------
BALANCE MARCH 31, 1998                            $(41,454,466)    $   (861,167)    $  7,148,006
                                                  ============     ============     ============



                                       F5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 1998

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

         (2)In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Registrant as of March 31, 1998 and the results of operations and cash flows for the interim period presented. Operating results for the nine months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year ending June 30, 1998.

         (3)INVENTORIES

                  Inventories are summarized by major classification as follows:

                                                     December 31,       June 30,
                                                     ---------------------------
                                                        1997             1997
                                                     ----------       ----------
Raw materials, parts and supplies                    $5,480,743       $2,632,256
      Work in process                                   808,587          468,204
      Finished goods                                  2,157,010          810,647
                                                     ----------       ----------
                                                     $8,446,340       $3,911,107
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

GENERAL


         On February 13, 1998 the Company entered into a Letter of Intent with E.M. Parker, Inc. with respect to sale of a subsidiary's (Empower, Inc.) film and x-ray accessories business. Terms of the transaction are currently being negotiated.


         Effective February 4, 1998 the Company restructured its Swiss operations. A newly formed company, Teleray Research and Development AG, was founded as a Spin off of the development department of Teleray AG. SR Medical AG, a wholly owned subsidiary of the Registrant, was renamed SR Medical Holding AG and sold all of the assets and liabilities of its sales and service department to Teleray AG, a wholly owned subsidiary of the Registrant, which was then renamed SR Medical AG.

THREE-MONTH PERIOD ENDED MARCH 31, 1998 COMPARED TO THREE-MONTH PERIOD ENDED MARCH 31, 1997

RESULTS OF OPERATIONS

         Net sales amounted to $6,498,416 for the three-month period ended March 31, 1998 an increase of $3,453,445 compared to $3,044,971, or 113.4%, for the three-month period ended March 31, 1997. The increase in net sales was partially due to the acquisition of Empower, Inc on April 1, 1997. The Company also increased sales in Swiss Francs made under its Philips OEM Agreement by approximately 545%.

         Gross profit increased by $6,700, to $1,168,226 for the three-month period ended March 31, 1998 from $1,161,526 for the three-month period ended March 31, 1997. Gross profit as a percentage of net revenues decreased to 18.0% for the three-month period ended March 31, 1998 from 38.2% for the three-month period ended March 31, 1997 The decrease in gross profit as a percentage of net revenues is attributable to the fact that a major part of the sales was made with products which have a relatively lower margin during the three months ended March 31, 1998 compared to the comparative period ended March 31, 1997 where sales of high margin products and revenue from servicing of x-ray equipment with high margin dominated.

         Operating expenses increased by $2,529,964, or 112.8% to $4,773,545, or 73.5% of net revenues, for the three-month period ended March 31, 1998, from $2,243,581, or 73.7% of net revenues for the three-month period ended March 31, 1997. The single largest items of operating expenses continued to be officers and directors compensation and salaries of $1,467,740 or 22.6% of net sales for the three-month period ended March 31, 1998 compared to $599,696 or 19.7% of net sales for the three-month period ended March 31, 1997. Other operating expenses increased to $845,610 or 13.0% of net revenue for the three month period ended March 31, 1998 from $296,714 or 9.7% of net revenue for the three month period ended March 31, 1997. This increase was primarily due to the efforts to keep the production up during the phase of extension in the production plant in Switzerland. Selling expenses were $721,891 or 11.1% for the three-month period ended March 31,1998 compared to $312,966 or 10.3% for the three-month period ended March 31,1997. The increase in selling expenses was partially due to the selling expenses attributable to Empower, Inc. which was not a subsidiary of the Company during the three-month period ended March 31, 1997 as well as the efforts of the Company to market its digital Add On System in the US. Research and development expenses increased $303,250 to $763,373 or 11.7% of net sales for the three-month period ended March 31, 1998 compared to $460,132 or 7.1% of net sales for the three-month period ended March 31, 1997. Interest expenses increased to $1,960,362 for the three month ended March 31, 1998 compared to $33,939 for the three month ended March 31, 1997. This increase is primarily due to the interest expense for amortization of Debenture issuance cost and Conversion Benefit


NINE-MONTH PERIOD ENDED MARCH 31, 1998 COMPARED TO NINE-MONTH PERIOD ENDED MARCH 31, 1997

RESULTS OF OPERATIONS

         Net sales amounted to $17,800,994 for the nine-month period ended March 31, 1998 compared to $9,117,390, an increase of $8,683,604, or 95.2%, from the nine-month period ended March 31, 1997. The increase in net sales was partially due to the acquisition of Empower, Inc. on April 1, 1997 and the Asset purchase of Service Support Group LLC on October 17, 1997. The Company could also increased sales in Swiss Francs made under its Philips OEM Agreement by approximately 445%.

         Gross profit decreased by $335,840, or 7.9%, to $3,879,857, for the nine-month period ended March 31, 1998 from $4,215,697 for the nine-month period ended March 31, 1997. Gross profit as a percentage of net revenues decreased to 21.8% for the nine-month period ended March 31, 1998 from 46.2% for the nine-month period ended March 31, 1997. The decrease in gross profits as a percentage of net revenues is attributable to the fact that a major part of the sales was made with products which have a relatively lower margin during the nine month ended March 31, 1998 compared to the comparative period ended March 31, 1997 where sales of high margin products dominated.


         Operating expenses increased by $3,123,645, or 36.8% to $11,607,137, or 65.2% of net revenues, for the nine-month period ended March 31, 1998, from $8,483,492, or 93.0% of net revenues for the nine-month period ended March 31, 1997. The single largest items of operating expenses continued to be officers and directors compensation and salaries of $3,645,056 or 20.5% of net sales for the nine-month period ended March 31, 1998 compared to $1,987,911 or 21.8% of net sales for the nine-month period ended March 31, 1997. Selling expenses were $2,396,089 or 13.5% for the nine-month period ended March 31, 1998 compared to $869,710 or 4.9% for the nine-month period ended March 31, 1997. The increase in selling expenses was partially due to the selling expenses attributable to Empower, Inc. which was not a subsidiary of the Company during the nine-months period ended March 31, 1997 and the selling expenses of Swissray Medical Systems, Inc. for marketing the digital Add On System in the US, which activities started after July 1, 1997. Research and development expenses decreased $112,110 to $2,185,855 or 12.3% of net sales for the nine-month period ended March 31, 1998 compared to $2,297,965 or 25.2% of net sales for the nine-month period ended March 31, 1997. Interest expenses increased to $6,377,276 for the nine months ended March 31, 1998 compared to $171,416 for the nine months ended March 31, 1997. This increase is primarily due to the interest expense for amortization of Debenture issuance cost and Conversion Benefit. Gain on early extinguishment of Debt was $304,923 for the nine months ended March 31, 1998 compared to $-0- for the nine months ended March 31, 1997. The extinguishment gain resulted from refinancing of Convertible debentures.

FINANCIAL CONDITION

March 31, 1998 compared to June 30, 1997

         Total assets of the Company on March 31, 1998 increased by $5,136,085 to $29,924,319 from $24,788,234 on June 30, 1997, primarily due to the increase of Current Assets, Property and Equipment and Goodwill resulting from the purchase of substantially all of the assets of Service Support Group LLC, located in Gig Harbor, Washington ("SSG").The increase in Property and Equipment resulted from the extension and expansion of the production plant in Hochdorf, Switzerland. Current Assets increased $2,169,184 to $16,262,530 on March 31, 1998 from $14,093,346 on June 30, 1997. The increase in current assets is primarily attributable to the increase of Inventories of $4,535,233 which was partially offset by the decrease in Cash and Accounts payable. Other Assets increased $1,661,918 to $8,020,189 on March 31, 1998 from $6,358,271 on June 30,
1997. The increase is primarily due to the increase in Goodwill.


         On March 31, 1998, the Company had total liabilities of $22,776,313 compared to $17,095,046 on June 30, 1997. On March 31, 1998, current liabilities were $10,425,769 compared to $11,259,798 on June 30, 1997. Working capital at March 31, 1998 was $5,836,761 compared to $2,833,548 at June 30, 1997.

CASH FLOW AND CAPITAL EXPENDITURES NINE MONTHS PERIOD ENDED MARCH 31, 1998 COMPARED TO NINE MONTHS PERIOD ENDED MARCH 31, 1998.

         Cash used for operating activities for the nine months ended March 31, 1998 increased to $9,287,591 from $7,618,847 for the nine months ended March 31, 1997 and cash used for investing activities increased to $2,340,976 for the nine months ended March 31, 1998 from $455,355 for the nine months ended March 31, 1997. Cash flow from financing activities for the nine months ended March 31, 1998 was $10,758,418 compared to $7,784,153 for the period ended March 31, 1997.

         The Company anticipates that its use of cash will be substantial for the foreseeable future. In particular, management of the Company expects substantial expenditures in connection with the improvement of the new Hochdorf, Switzerland facility, the continuation of the strengthening and expansion of the Company's marketing organization and, to a lesser degree, ongoing research and development projects. The availability of the necessary funds to finance these expenditures depends on the Company's ability to obtain (i) equity and/or debt financing to the extent necessary and (ii) a sufficient future cash flow which in turn depends on the marketability of the Company's AddOn-Multi-System. There can be no assurance whether or not such financing or sufficient future cash flow will be available.

         On August 19, 1997, the Company issued $5,000,000 aggregate principal amount of 6% convertible debentures (the "Convertible Debentures"), convertible into Common Stock of the Company. Placement Agent for such convertible debenture was Rolcan Finance Ltd. The aggregate offering price of the Convertible Debentures was $5,000,000. After deducting underwriting discounts, commissions and escrow fees in the aggregate amount of $681,250 the Company received a net amount of $4,318,750. All Convertible Debentures were issued to accredited investors as defined in Rule 501(a) of Regulation D promulgated under the Act ("Regulation D") and the Company has received written representations from each investor to that effect. Fifty percent of the face amount of the Convertible Debentures were convertible into shares of Common Stock of the Company at any time after November 3, 1997 and the remaining 50% of the face value of the Convertible Debentures were convertible into shares of Common Stock of the Company after December 3, 1997, in each case at a conversion price equal to 80% of the average Closing bid price for the five trading days preceding the date of conversion. Any Convertible Debentures not so converted were subject to mandatory conversion by the Company on the 36th monthly anniversary of the date of issuance of the Convertible Debentures. All conversions have been completed (or rolled over as indicated below).

         Between November 26, 1997 and December 11, 1997, the Company issued $2,158,285 aggregate principal amount of 8% convertible debentures (the "Convertible Debentures") including a 15% premium and accrued interest, convertible into Common Stock of the Company. The registrant did not receive any cash proceeds from the offering of the Convertible Debentures. An amount of $2,158,285 was paid by investors to holders of the Company's Convertible Debentures issued on August 19,1997 holding $1,850,000 of such Convertible Debentures as repayment in full of the Company's obligations under such Convertible Debentures as repayment in full of the Company's obligations under such convertible Debentures. During the same period the Company issued $3,690,000 aggregate principal amount of 8% Convertible Debentures, convertible into Common Stock of the Company. After deducting fees, commissions and escrow fees in the aggregate amount of $690,000 the Company received a net amount of $3,000,000. All Convertible Debentures were issued to accredited investors as defined in Rule 501(a) of Regulation D promulgated under the Act ("Regulation D") and the Company has received written representations from each investor to that effect. Twenty-five percent of the face amount of both Convertible Debentures are convertible into shares of

Common Stock of the Company commencing March 12, 1998 (the effective date of the Registration Statement covering the underlying shares of common stock). An additional twenty-five percent of the face amount of both Convertible Debentures may be converted each 30 days thereafter, in each case at a conversion price equal to 75% of the average closing bid price for the five trading days preceding the date of the conversion. Any Convertible Debentures not so converted are subject to mandatory conversion by the Company on the 24th monthly anniversary of the date of issuance of the Convertible Debentures. As of April 30, 1998 the aggregate principal amount of $2,165,696.50 in Convertible Debentures had been converted leaving an unconverted balance of $3,682,588.50

         On March 16, 1998, the Company issued $5,500,000 aggregate principal amount of 6% convertible debentures (the "Convertible Debentures"), convertible into Common Stock of the Company. After deducting fees, directly attributable to such offering the Company received a net amount of $4,915,000. All Convertible Debentures were issued to accredited investors as defined in Rule 501(a) of Regulation D promulgated under the Act ("Regulation D") and the Company has received written representations from each investor to that effect. One Hundred percent of the face amount of the Convertible Debentures are convertible into shares of Common Stock of the Company at the earlier of the effective date of the Registration Statement or May 15, 1998. at a conversion price equal to 80% of the average Closing bid price for the ten trading days preceding the date of conversion. Any Convertible Debentures not so converted are subject to mandatory conversion by the Company on the 24th monthly anniversary of the date of issuance of the Convertible Debentures.


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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         Not Applicable

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

         On or about October 15, 1997, the Registrant and Swissray Healthcare, Inc. were served with a complaint by a company engaged in the business of providing services related to imaging equipment alleging benefit from breach of fiduciary and contractual duties and misappropriation of trade secrets by certain former employees of such competitor. Such company also obtained a preliminary injunction and a temporary restraining order against the Registrant and Swissray Healthcare, Inc. On November 10, 1997, the preliminary injunction and the temporary restraining order were vacated. On December 1, 1997 and January 30, 1998 the Registrant answered the Complaint and Amended Complaint respectively by denying the allegations contained therein.The Plaintiff in such action (on December 2, 1997) filed a Motion to reargue and renew its prior denied Motion for a Preliminary Injunction and Registrant filed necessary responsive papers. As of March 31, 1998 such Motion remains pending. The Company denies the allegations, intends to vigorously defend the litigation, and believes the ultimate outcome thereof will not have a material adverse effect upon the Company's results of operations or financial position. The Company believes that the complaint is without merit.


Item 2. CHANGES IN SECURITIES

         Not applicable

Item 3. DEFAULTS UPON SENIOR SECURITIES

         Not applicable

Item 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

Item 5. OTHER INFORMATION

         The financial statements for the fiscal year ended June 30, 1997 and the nine months ended March 31, 1997 (unaudited) have been restated to properly record the accounting treatment of certain beneficial conversion features and debt issuance cost of convertible debentures issued and the accounting for the value of stock options granted during the year ended June 30, 1997 and nine months ended March 31, 1997 (unaudited). The net effect of such restatements on the June 30, 1997 financial statements resulted in an increase in total assets of $435,619, a decrease in total liabilities of $689,141, an increase in stockholders equity of $1,124,760 and an increase in the net loss of $588,846 for the nine months ended March 31, 1997 (unaudited).


         The Registrant has previously reported an order backlog for its digital X-ray equipment as of June 30, 1997 of $30,000,000; $29,000,000 of which related to a contract with a purchaser located in South Korea. As a result of the recent economic problems in that country, management currently does not expect that such order will be filled (to any significant degree) in the current calendar year (if at all) absent a dramatic positive change in such economic conditions.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits                        - NONE-

         (b) Reports on Form 8-K             8K/A2 date of report Nov. 7, 1997
                                             filed April 6, 1998

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

Date:  May 13, 1998