Form 10-K
period 1998-06-30
SWISSRAY INTERNATIONAL INC
filed 1998-12-03
CIK 1002137

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1998

               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _________________

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

         United States - 212-545-0095 Switzerland - 011 41 41 914 12 00
                (Issuer's Telephone Number, Including Area Code)

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (TITLE OF CLASS)

Indicate by check mark whether the issuer; (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding
12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  xx (1)           No
                                   ----                  ----

Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State issuer's revenues for its most recent fiscal year - $22,892,978.

The number of shares outstanding of each of the Registrant's classes of Common Stock, as of September 24, 1998 is 4,638,976 shares (2), all of one class of common stock, $.01 par value. Of this number a total of 4,190,717 shares having an aggregate market value of $9,177,670, based on the closing price of the Registrant's common stock of $2.19 on September 28, 1998 as quoted on the NASDAQ Small Cap market, were held by non-affiliates* of the Registrant.

* Affiliates for the purpose of this item refers to the Registrant's officers and directors and/or any persons or firms (excluding those brokerage firms and/or clearing houses and/or depository companies holding Registrant's securities as record holders only for their respective clienteles' beneficial interest) owning 5% or more of the Registrant's Common Stock, both of record and beneficially.

(1) Excepting for the fact that this Form 10-K should have been filed on or before October 13, 1998 and the further fact that the Registrant has not yet filed its Form 10-Q for quarter ended September 30, 1998.

(2) Unless otherwise indicated throughout this Form 10-K, all references to number of shares, price per share and data of a similar and related nature retroactively reflect and take into consideration a 1 to 10 reverse stock split, as effective October 1, 1998.

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                               Yes           No
                                  ----          ----

Not Applicable

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,638,976 shares as of September 24, 1998.


                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security-holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act").

None

         TABLE OF CONTENTS

                                                                                                  Page
                                                                                                 Number
                                                                                                 ------
PART I

Item 1.           Business                                                                           4

Item 2.           Properties                                                                        11

Item 3.           Legal Proceedings                                                                 11

Item 4.           Submission of Matters to a Vote of Security Holders                               12

PART II

Item 5.           Market For Registrant's Common Equity and Related
                  Stockholder Matters                                                               12

Item 6.           Selected Financial Data                                                           14

Item 7.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                               15

Item 8.           Financial Statements and Supplementary Data                                 26 & F(1)-F(25)

Item 9.           Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                                              27

PART III

Item 10.          Directors and Executive Officers of the Registrant                               27

Item 11.          Executive Compensation                                                           28

Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management                                                                       32

Item 13.          Certain Relationships and Related Transactions                                   33

PART IV

Item 14.          Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K                                                              33

SIGNATURES                                                                                         34

SUPPLEMENTAL INFORMATION                                                                           35

4
                                     PART I

ITEM 1.  BUSINESS

BACKGROUND SUMMARY

         The Registrant was incorporated under the laws of the State of New York on January 2, 1968 under the name CGS Units Incorporated. On June 6, 1994, the Registrant merged with Direct Marketing Services, Inc. and changed its name to DMS Industries, Inc. In May of 1995 the Registrant discontinued the operations then being conducted by DMS Industries, Inc. and acquired all of the outstanding securities of SR Medical AG, a Swiss corporation engaged in the business of manufacturing and selling X-ray equipment, components and accessories. On June 5, 1995 the Registrant changed its name to Swissray International, Inc. The Registrant's operations are being conducted principally through its wholly owned subsidiaries, SR Medical Holding AG (known as SR Medical AG until renamed in February 1998), the latter's wholly owned subsidiaries, SR Medical AG (known as Teleray AG until renamed in February 1998), a Swiss corporation, Swissray (Deutschland) Roentgentechnik GmbH (formerly known as SR Medical GmbH), a German limited liability company and Teleray Research and Development AG (a Swiss corporation), as well as through the Company's other wholly owned subsidiaries, SR Management AG (formerly SR Finance AG), a Swiss corporation, Swissray Medical Systems, Inc. (formerly Swissray Corporation), a Delaware corporation, Swissray Healthcare, Inc., a Delaware corporation, and Swissray Information Solutions, Inc., a Delaware corporation and Empower, Inc., a New York corporation.
Unless otherwise specifically indicated, all references hereinafter to the "Company" refer to the Registrant and its subsidiaries.

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

          X-rays were discovered in 1895 by Wilhelm Konrad Roentgen. Shortly thereafter, X-ray imaging found numerous applications for medical diagnostic and non-medical purposes. Today, medical X-ray imaging is a fundamental tool in bone and soft tissue diagnosis. X-ray diagnosis is primarily used in orthopedics, traumatology, gastro-enterology, angiography, urology, mammography and pulmology. The principal elements of a diagnostic X-ray system are the X-ray generator, the X-ray tube and the bucky device. The generator generates high tension, which is converted into X-rays in the X-ray tube. The X-rays so created are then penetrating a patient's body and subsequently expose a polyester based film contained in the bucky device. Different types of diagnostic X-ray equipment have been developed for different uses. A typical room used for general X-ray examinations (bucky room) contains an X-ray system which includes a table with a bucky device for examinations of recumbent patients (bucky table) and a wall stand with a second bucky device for examinations of sitting and standing patients (bucky wall stand).

         The Company's marketing strategy is to offer to its customers a complete package of products and services in the field of radiology, including equipment, accessories and related services. The Company's products include a full range of conventional X-ray equipment, the direct digital AddOn-Multi-System and the SwissVision(TM) line of DICOM 3.0 compatible postprocessing work stations operating on a Windows NT platform. Instead of using a bucky device which contains a cassette, a screen and a polyester-based film as in a conventional X-ray system, the bucky of a direct digital X-ray system contains a detector which directly converts the X-rays into digital image information. The AddOn-Multi-System, which uses the Company's AddOn Bucky(TM) as a detector, for the first time makes possible all plane X-ray examinations on the recumbent, upright and sitting patient without the use of cassettes, films, chemicals or phosphor plates. The AddOn-Multi-System includes a SwissVision (TM) workstation which permits the postprocessing of digital image data and the transfer of such data through central networks or via telecommunications systems. The Company is also offering products and services related to networking, archiving and electronic distribution of digital x-ray images, including Picture-Archiving and Communications Systems (PACS).

         During the 100 years in which X-ray imaging has been used for medical purposes, there has been a continuous trend to improve image quality, to reduce the radiation dose and to improve the ergonomic features of X-ray equipment. Management believes that the direct digital radiography (ddR) technology developed by the Company will take this development to the next level because the ergonomically advanced AddOn-Multi-System provides an excellent image quality with minimal radiation doses and at the same time reduces operating expenses through the elimination of films, phosphor plates or cassettes and the handling, development and storage thereof. By eliminating the darkroom process with its toxic chemicals, the AddOn-Multi-System helps to protect the environment.

         Based on the results of marketing and technical research undertaken by the Company, the Company decided during the fiscal year ended June 30, 1997 not to market the Company's direct digital detector, the AddOn Bucky(TM), as a retrofit product for conventional X-ray systems, but rather to offer a complete multi-functional direct digital X-ray system which combines the functions of a conventional bucky table and a bucky wall stand. The primary reason for the Company's new strategy was management's belief that potential customers can achieve cost benefits with a multi-functional X-ray system compared to retrofitting existing equipment. These cost benefits result primarily from the fact that a multi-functional direct digital X-ray system only requires one detector, the most expensive part of a direct digital X-ray system, to replace the two bucky devices used in a typical conventional bucky room. Additional reasons were an upcoming regulatory change in Europe, quality concerns and potential problems in the after-sales market. As a result, management of the Company came to the conclusion that market acceptance of a complete direct digital system would be greater than that of a digital detector alone. The Company's new strategy with respect to its direct digital technology required the incurrence of significant additional research and development expenses. Due to this effort, the AddOn-Multi-System was invented and developed. The first product for field trial has been delivered to a customer during the first quarter and additional systems where delivered in the fiscal year 1997/98. The experiences with the installed Systems shows a high reliability and a very low breakdown rate. See also Item 1 - "Research and Development" and Item 7 - "General" to this Form 10-K.

         Services provided by the Company include the installation of imaging equipment, after-sales services for imaging equipment, consulting services and application training of radiographers.

         During the fiscal year ended June 30, 1998, the Company had aggregate sales of $22,892,978 and a net loss of $22,503,109, compared with aggregate sales of $13,151,701 and a net loss of $13,685,188 during the fiscal year ended June 30, 1997. The increase in the Company's net loss is primarily due to the significant increase in interest expenses, which resulted from the amortization of issuance cost and Conversion benefit of Convertible debentures, issued for financing purposes. The increase in the Company's operating loss resulted mainly from an increase in Selling expenses and Salaries incurred with the building and strengthening of the Company's organization in the principal markets, including the takeover of the organization and the employees of Service Support Group in October 1997. The Company continued to have significant expenses for Research and Development, which were incurred for the AddOn Multi-system and the Tahoma TMSSM Healthcare asset management software. The increase in sales came along with a decrease in the gross margin of the Company. This has its reason partly in the high volume of new developed products being sold, where the Company is at the beginning of the learning curve and expects production costs to decrease over the near future. See also
Item 1 - "Research and Development".

         The Company estimates that the global market for X-ray equipment, accessories and related services is approximately $5 billion, 45% of which is in the United States, 26% in Western Europe, 19% in Japan and 10% in the rest of the world (Sources: National Electrical Manufacturers Association; Market Line). The Company's principal markets for its X-ray equipment, components and accessories by geographic region are Europe and the United States constituting 60% and 40% respectively of the Company's sales during the fiscal year ended June 30, 1998. The Company believes that because of the need to bring medical services to Western standards Eastern Europe continues to offer interesting opportunities as a market for the Company's conventional X-ray equipment and accessories.

         The Company believes that the principal markets for its direct digital Radiography equipment are located in North America and Western Europe, where installations of the AddOn-Multi-System have been made in various locations. The company has received FDA Section 510 (k) clearance in December 1997 for its AddOn-Multi-System.

         Consistent with the Company's marketing strategy, during the fiscal year ended June 30, 1998 the Company has made additional significant efforts to build a strong market position in the United States and in Germany, the biggest European market. On October 17th, 1997 the Company acquired all assets of Service Support Group LLC, located in Gig Harbor, Washington and merged them into Swissray Medical Systems, Inc. In November 1998 Swissray created the companies Swissray Healthcare, Inc. and Swissray Information Solutions, the latter being headed by Michael J. Baker, who has more than 20 years experience in radiology, most recently as head of Lockheed Martins's Medical Imaging Systems division. Swissray Information Solutions, Inc. provides a comprehensive package of consulting, services and products to enable the healthcare providers to perform the transition into filmless Radiology. Swissray Healthcare, Inc. develops and markets Software to allow the radiology departments to assess and analyze all their imaging modalities. The Company continues to grow it's Information Solutions division and believes that this business will be very attractive in the near future. However, no assurance can be given for the Company's predictions.

PRODUCTS

         General

         The Company's products include a full range of conventional X-ray equipment, a multi-functional direct digital X-ray system, the AddOn-Multi-System, and the SwissVision(TM), line of DICOM 3.0 compatible postprocessing Work Stations operating on a Windows NT platform. Currently, most of the Company's X-ray equipment is manufactured and developed in Switzerland. On July 26, 1996, SR Medical AG, the Company's marketing subsidiary, was ISO 9002 and EN 46002 certified. The Company is in the process, to certify for ISO 9001 and EN 46001 by the end of the year 1998.

         Conventional X-ray Equipment, Imaging Systems, Components and
Accessories

         The Company manufactures and sells conventional diagnostic X-ray equipment for radiological applications. The conventional X-ray equipment manufactured by the Company includes X-ray generators, basic X-ray equipment, bucky table systems, mobile X-ray systems, mobile C-arm systems, fluoroscopy systems, urology systems and remote controlled examination systems. In addition, the Company is selling components and accessories for X-ray systems. In general, the components and accessories for X-ray equipment sold by the Company are manufactured by third parties. In Switzerland, the Company is the exclusive distributor of CT systems, MRI systems and NM systems manufactured by Elscint Ltd., a leading Israeli manufacturer of diagnostic imaging systems and other technologically advanced products. There were no sales of this product range during the fiscal year ended June 30, 1998. For the fiscal year ended June 30, 1997 total of sales with this product-range have been about 12% of total sales of the Company during this fiscal year.

         Original Equipment Manufacturing (OEM)

         In June, 1996, the Company entered into a new OEM Agreement (the "Philips OEM Agreement") with Philips Medical Systems GmbH which replaced a previous OEM Agreement with Philips, dated July 29, 1992. The Philips OEM Agreement provides for the production of two conventional X-ray systems, the Bucky Diagnost TS bucky table and a multi-radiography system (MRS), which is approved by the World Health Organization (WHO) as a World Health Imaging System for Radiology (WHIS-RAD). As a result, the Company's MRS system may be tendered in projects financed by the World Bank. Under the Philips OEM Agreement these two products are marketed by Philips through its existing distribution network. The initial Term of the Philips OEM Agreement expires on December 31, 2000 and may be extended for additional periods of 12 months.

         Digital AddOn-Multi-System/SwissVision

         According to the Company's research, the AddOn-Multi-System is the first multi-functional direct digital radiography (ddR) system available worldwide which allows all plane X-ray examinations in a direct digital way. The AddOn-Multi-System is able to perform on the recumbent, upright and sitting patient all radiological examinations necessary in orthopedics, traumatology, chest examination rooms and emergency rooms. The AddOn-Multi-System uses the Company's AddOn Bucky(TM) as the digital detector, which is able to make available an X-ray image in a direct digital way for diagnostic study within 20 seconds. The Company's direct digital technology eliminates the handling, development and storage of cassettes, films, chemicals or phosphor plates. As a consequence, operating costs are significantly reduced and the efficiency and the throughput of the bucky room can be increased. The Company believes that an additional advantage of the Company's AddOn-Multi-System is the fact that all such X-ray examinations can be made with the use of only one digital detector, the most expensive part of an X-ray system using direct digital technology. The AddOn-Multi-System includes a SwissVision(TM) workstation for acquisition and postprocessing of the digital X-ray images. See also Part I, Item 1 - "Business" and "Competition".

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

         Services

         The services offered by the Company include the installation and after sales servicing of imaging equipment, consulting services and application training of radiographers. The Company also offers products and services related to networking, archiving and electronic distribution of digital X-ray images, including Picture Archiving and Communications Systems (PACS). For those products, strategic alliances with companies such as Agfa, Imation and Emed have been established.

CUSTOMERS AND DISTRIBUTION

         The Company's customers are hospitals, clinics, radiology centers and physicians generally. The Company is marketing its products and services directly through its own sales force in Switzerland, Germany and the United States and through resellers in these and other markets. The Company is primarily active in the markets for complete X-ray systems, individual components (retrofitting), X-ray accessories and related services. The Company has entered the market for products and services related to networking, archiving and electronic distribution of digital X-ray images. The Company believes that in the foreseeable future there will be a continuous growth world-wide in the markets for complete X-ray systems, components, accessories and related services because of the improvement of health care services in developing countries and Eastern Europe and the necessity to meet increasingly stricter regulations with respect to radiation dosage and other safety features and environmental hazards in many jurisdictions. With the transition from conventional to digital X-ray systems, the demand for products and services related to networking, archiving and electronic distribution of digital X-ray images will grow in industrialized countries. In these markets the demand for conventional X-ray equipment, accessories and related services will decrease over time.

         In the past, the Company has made a significant amount of sales to a few large customers. For the fiscal year ended June 30, 1998 sales to the Company's single largest customer during such period accounted for approximately 33% of all revenues. The Company considers the relationship with its largest customers to be satisfactory. Historically, the identity of the Company's largest customers and the volumes purchased by them has varied. The loss of the Company's current largest customer or a reduction of the volume purchased by this customer would have an adverse effect upon the Company's sales until such time, if ever, as significant sales to other customers can be made. The Company expects that as sales of its AddOn-Multi-System increase, the Company's revenue will be less dependent on a few large customers. See also NOTE 21 to the Company's consolidated financial statements for additional information with respect to the Company's largest customer for the fiscal year ended June 30, 1998.

RESEARCH AND DEVELOPMENT

         During the fiscal year ended June 30, 1998, the Company incurred expenses related to research and development of $3,542,149 (accounting for 18.9% of the Company's operating expenses), compared to $5,786,158 (accounting for 35% of the Company's operating expenses) during the previous fiscal year. Beside the expenses for the AddOn-Multi-System (industrialization, connectivity), approximately 20% of the R&D expenses where used to develop the Tahoma TMS(SM) healthcare asset management software.

         The Company will continue to have significant research and development expenses associated with the development of new products (including diagnostic hardware and software products and new digital X-ray products) and improvements to existing products manufactured by the Company.

         The number of people employed in research and development are 7. The Company is outsourcing certain research and development activities and intends to continue this policy in the future.

         The main focus of the R&D team was the industrialization phase of the AddOn-Multi-System and the development of communication interfaces (DICOM 3.0, HL 7, Dicom Worklist etc.) to extend the connectivity of the AddOn-Multi-System to communication networks such as HIS, RIS, and PACS. Another important task was to finalize the Tahoma TMSSM software and go into beta-tests. The Tahoma TMSSM, technology management systems are based on the premise that technology is a resource that can be managed to achieve organizational objectives, like reducing operating expense and improving clinical performance.

         The Company has established a scientific board to support its research and development projects and to enable the Company to develop technologically advanced products. The Company believes that the integration of academic institutions and hospitals will provide the Company with access to clinical and scientific experience and know-how.

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

         There is virtually no stock of finished X-ray equipment on the Company's premises for any extended period of time since X-ray equipment is generally manufactured at a customer's request. The Company stocks such components and accessories as it deems necessary. At June 30, 1998 finished products accounted for approximately 6% of inventory while raw material, parts and supplies accounted for approximately 92% of inventory and work in process for approximately 2% as compared to finished products accounting for approximately 21% of inventory, raw material accounting for approximately 67% of inventory and work in process accounting for approximately 12% of inventory for the fiscal year ended June 30, 1997. Due to the delay of selling the AddOn-Multi-System, the stock of the Company (components and modules) has increased by the end of the fiscal year 1997/98, but will decrease within the next months to an accurate level. The increase of stock was also necessary for economical reasons. The production of the key parts of the AddOn-Multi-System needed a minimum quantity (lot size) to reach the goals for costs and quality. The influence was given by the time for installation, the time for testing and the costs for raw material and components.

         In general, key components for the Company's X-ray equipment can be obtained from several sources and the Company has entered into supply agreements with certain of its suppliers. The CCD camera, a key component of the AddOn Bucky(TM), has been developed on the Company's behalf by the Philips Components division of Philips GmbH, Hamburg. Philips Components has entered into an exclusive supply agreement with the Company (which is currently being restated and negotiations are still ongoing) and the Company considers its relationship with Philips Components to be satisfactory. While other suppliers of CCD cameras are available, a significant amount of time would be required to integrate a CCD camera of another supplier into the Company's AddOn-Multi-System and there can be no assurance that such integration could be achieved in a timely manner. The Company believes that there is no anticipated shortage in the supply of key components for its X-ray equipment.

COMPETITION

         The markets in which the Company operates are highly competitive. Most of the Company's competitors are significantly larger than the Company and have access to greater financial and other resources than the Company. The principal competitors for the Company's conventional X-ray equipment are General Electric, Siemens, Toshiba, Trex Medical, Shimatsu, Picker and Philips. In the market for conventional X-ray equipment, the Company's strategy is to focus on niche products and standard equipment.

         The only direct digital X-ray systems other than the AddOn-Multi-System currently available are chest examination systems offered by Philips and IMIX, a Finnish manufacturer. None of these systems is able to perform bone examinations on extremities. The Company's AddOn-Multi-System is still the only multi-functional direct digital X-ray system currently available which allows all plane X-ray examinations on the recumbent, upright and sitting patient without the use of cassettes, films, chemicals or phosphor plates. A number of companies, including certain of the Company's competitors in the markets for conventional X-ray equipment, are currently developing direct digital X-ray detectors or direct digital X-ray systems. To the Company's knowledge, none of those systems will be available on the market before fall 1999.

INTELLECTUAL PROPERTY

         The Company has obtained patent protection for certain aspects of its conventional X-ray technology, which will expire in the year 2000. The Company has filed patent applications covering certain aspects of its direct digital technology in key markets in Europe, North-America and Asia, including the United States, Canada, Switzerland and Germany. Any patents issued are for a duration of 20 years. There can be no assurance, however, as to the breadth or degree of protection which such patents may afford the Company, that any patent applications will result in issued patents or that patents will not be circumvented or invalidated. Although the Company believes that its products do not infringe patents or violate proprietary rights of others, it is possible that infringement of proprietary rights of others has occurred or may occur. In the event the Company's products infringe patents or proprietary rights of others, the Company may be required to modify the design of its products or obtain a license. There can be no assurance that the Company will be able to do so in a timely manner, upon acceptable terms and conditions or at all. The failure to do any of the foregoing could have a material adverse effect upon the Company. In addition, there can be no assurance that the Company will have the financial or other resources necessary to enforce or defend a patent infringement action and the Company could, under certain circumstances, become liable for damages, which also could have a material adverse effect on the Company.

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

REGULATORY MATTERS

         The Company's X-ray equipment, components and related accessories are subject to regulation by national or regional authorities in the markets in which the Company operates. Pursuant to the Federal Food, Drug and Cosmetic Act, X-ray equipment is a class II medical device which may not be marketed in the United States without prior approval from the FDA. The Company has received for both its AddOn-Bucky (TM) and its AddOn-Multi-System Section 510(k) clearance with the FDA. The Company filed for its products for the CE approval (Quality label of the European Community) in July 1998. The Company expects that the necessary authorization should be forthcoming by February 1999. However, no assurance can be given as to when or if at all such authorization will be obtained. The electrical components of the Company's products are subject to electrical safety standards in many jurisdictions, including Switzerland, EU, Germany and the United States. The Company believes that it is in compliance in all material respects with applicable regulations.

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

EMPLOYEES

         As of June 30, 1998, the Company had approximately 116 employees. Of these 74 were employed in Switzerland, 30 in the United States and 12 in European countries other than Switzerland. The Company believes that its relationship with employees is satisfactory. The Company has not suffered any significant labor problems during the last five years.

ACQUISITION OF SUBSTANTIALLY ALL OF THE ASSETS OF SERVICE SUPPORT GROUP LLC.

         On October 17, 1997, the Company acquired substantially all of the assets of Service Support Group LLC ("SSG") located in Gig Harbor, Washington, principally in exchange for the payment of approximately $622,000 in cash and issuance of 33,333 shares of its Common Stock in equal thirds to each of SSG's then owners based upon certain warranties and representations made by them. Pursuant to the Terms of the Asset Purchase Agreement and related Registration Rights Agreement both dated October 17, 1997, the holders of such Company shares were then given the right, commencing June 30, 1998 and terminating April 17, 1999, to require the Company to purchase any or all of such shares at $45 per share. Since its formation on October 16, 1996, SSG has been in the business of selling diagnostic imaging equipment and providing services related thereto in the markets on the West Coast of the United States. Issues involving the aforesaid Company shares and a number of other related matters are currently the subject of dispute and the three former SSG owners relationship with the Company (and certain Company subsidiaries with whom such persons held positions as officers, to wit: Swissray Medical Systems, Inc. and Swissray Healthcare, Inc.) was terminated on July 20, 1998. As a result of such termination Ueli Laupper has been appointed Chief Executive Officer of both Swissray Medical Systems, Inc. and Swissray Healthcare, Inc. (with Michael J. Baker being appointed Deputy Chief Executive Officer of both subsidiaries). Swissray Healthcare, Inc. remains engaged in providing maintenance management, capital planning and other services to hospital imaging departments and imaging centers. See also Item 3 "Legal Proceedings".

SALE OF SUBSTANTIALLY ALL OF THE ASSETS OF EMPOWER INC.

         On April 1, 1997, the Company acquired Empower, Inc., a New York corporation ("Empower") which since incorporation in 1985, had been engaged in distributing and servicing diagnostic X-ray equipment and accessories in the New York/New Jersey/Connecticut area. Certain details with respect to such acquisition were reported in a Form 8-K and Form 8-K/A1 with date of report of April 1, 1997. In February 1998 the Company entered into a letter of intent with E.M. Parker Co., Inc., a Massachusetts corporation ("Parker") with respect to the sale of Empower's film and x-ray accessories business. On June 30, 1998, the Company and its wholly owned subsidiary, Empower, Inc. ("Empower") entered into an Asset Purchase Agreement with Parker pursuant to which the Company and Empower sold and Parker purchased substantially all of the assets of Empower (excluding certain excluded assets as defined in the Agreement) in consideration of: (i) the assumption by Parker of certain liabilities of Empower; (ii) the cash purchase price of $250,000.00; and (iii) the payment by Parker of approximately $376,000 to a banking institution in satisfaction of certain outstanding indebtedness of Empower. Empower remains a wholly owned subsidiary of the Company.

ITEM 2. PROPERTIES

         On May 15, 1997, the Company purchased a new office and production facility of approximately 43,000 square feet and moved its entire production to this facility. The Company moved the offices and other facilities located in its Hitzkirch facility to the new Hochdorf facility during April 1998. The Company believes that its new Hochdorf facility provides it with sufficient production and office space to meet its demand in Switzerland in the foreseeable future.

         The Company also leases office space in New York City, Azusa, California, Gig Harbor, Washington and Wiesbaden, Germany.

ITEM 3. LEGAL PROCEEDINGS

         In October, 1997, the Registrant and Swissray Healthcare,
Inc. were served with a complaint by a company engaged in the business of providing services related to imaging equipment alleging that defendant received benefits from breach of fiduciary duties and contract obligations and misappropriation of trade secrets by certain former employees of such competitor. Such company also obtained a temporary restraining order against the Registrant and Swissray Healthcare, Inc. On November 10, 1997, the Court denied a Motion for a preliminary injunction and the temporary restraining order was vacated. On December 1, 1997 and January 30, 1998 the Registrant answered the Complaint and Amended Complaint respectively by denying the allegations contained therein. The Plaintiff in such action (on December 2, 1997) filed a Motion to reargue and renew its prior denied Motion for a Preliminary Injunction and such Motion was (by Order and Decision dated June 17, 1998) denied. The Company denied the allegations, vigorously defended the litigation and thereafter settled such litigation and all outstanding matters with respect thereto in July 1998 for $60,000.

         Dispute with Gary J. Durday ("Durday"), Kenneth R. Montler ("Montler") and Michael E. Harle ("Harle"). On July 17, 1998, two legal proceedings were commenced by Swissray, and two of its subsidiaries against Durday, Montler and Harle. Harle and Montler are former Chief Executive Officers of Swissray Medical Systems Inc. and Swissray Healthcare Inc., respectively, and Durday is the former Chief Financial Officer of both of those companies. Each of them was employed pursuant to an Employment Agreement dated October 17, 1997. In addition these three individuals were owners of a company by the name of Service Support Group LLC ("SSG"), the assets of which were sold to Swissray Medical Systems Inc. pursuant to an Asset Purchased Agreement dated as of October 17, 1997, whereby Messrs. Durday, Montler and Harle received, among other consideration 33,333 shares of the Company's common stock, together with a put option entitling these individuals to require Swissray to purchase any or all of such shares at a purchase price equal to $ 45 per share (on or after June 30, 1998 and until April 16, 1999, subject to certain adjustments set forth in the Asset Purchase Agreement).

         On July 17, 1998, Swissray and its subsidiaries, Swissray Medical Systems Inc. and Swissray Healthcare Inc. commenced an arbitration proceeding before the American Arbitration Association in Seattle, Washington (Case No. 75 489 00196 98) alleging that Messrs. Durday, Montler and Harle fraudulently induced Swissray and its subsidiaries to enter into the above referenced Asset Purchase Agreement and otherwise breached that Agreement. The relief sought in the arbitration proceeding is the recovery of damages suffered as a result of this alleged wrongful conduct and a rescission of the put option provided for in the Asset Purchase Agreement. Messrs. Durday, Montler and Harle responded to the allegations made in the arbitration proceeding and asserted counterclaims against Swissray and its subsidiaries claiming a breach by them of their obligations under the Asset Purchase Agreement and other relief.

         The current status with respect to this matter is that an arbitrator has been selected, but no date has yet been set for a hearing.

         In addition to the above referenced arbitration proceeding, Swissray and its subsidiaries commenced an action against Messrs. Durday, Montler and Harle in the Supreme Court of the State of New York, County of New York (Index 603512/98), alleging that these individuals breached the obligations undertaken by them in their respective Employment Agreements. Messrs. Durday Montler and Harle have removed this action to the United States District Court for the Southern District of New York (File No. 98 Civ. 5895; Judge McKenna), where it is now pending. Counsel for Messrs. Durday, Montler and Harle have since acknowledged that the action was improperly removed to federal court and have agreed to remand that action to the Supreme Court of the State of New York, County of New York. Counsel for Messrs. Durday, Montler and Harle have also indicated that it is their intention to attempt to dismiss or stay the New York action in order to have the issues raised in the action consolidated with the issues to be determined in the American Arbitration Association proceeding, but no formal action has been taken in that regard.

         While the above may be considered to be in its early stage of litigation or arbitration as indicated, it is the Company's management's intention to contest each of these matters vigorously since Swissray believes that its claims are meritorious, and that it has meritorious defenses to the claims asserted against them.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Stockholders for fiscal year ended June 30, 1997 on December 23, 1997, at which time stockholders (i) elected each of those six persons nominated to serve on the Company's Board of Directors, (ii) approved the appointment of STG-Coopers & Lybrand AG as the Company's independent accountants for fiscal year ended June 30, 1998, (iii) voted in favor of increasing the number of authorized shares of Company Common Stock from 30,000,000 shares to 50,000,000 shares (but did not authorize the creation of a class of Preferred Stock) and (iv) approved the proposal to adopt the Company's 1997 Stock Option Plan.

         The Company has not as yet established a date for holding its Annual Meeting of Stockholders for fiscal year ended June 30, 1998. While specific plans as to agenda, proposed site and date of meeting have not yet been formalized, it is management's intention to hold such Annual Meeting as soon as practicable and prior to the end of the first quarter of calendar year 1999.


         In addition to the above and subsequent to the closing of the Company's June 30, 1998 fiscal year, the Company held a Special Meeting of Stockholders on August 31, 1998, at which time Company stockholders were asked to consider and act upon proposals to (1) reverse stock split the currently issued and outstanding shares of Company Common Stock on the basis of no less than 1 : 4 and no greater than 1 for 10; the exact number, (if any) within such parameter to be determined by the Board of Directors in its discretion and (2) authorize the creation of a class of Preferred Stock. The number of shares of Common Stock voted at the Special Meeting approximated 75 % of all issued and outstanding securities as of the record date and approximately 88 % of those shares voted in favor of the aforesaid reverse stock split proposal (while the Company did not receive a sufficient number of affirmative votes for the creation of a class of Preferred Stock).

         At a Special Meeting of the Board of Directors on September 21, 1998, a reverse stock split on the basis of 1 for 10 was approved with an effective date of October 1, 1998.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) Market Information. The Registrant's common stock was listed on the NASDAQ SmallCap Market and traded under the symbol SRMI until October 26, 1998 delisting. See also paragraph (d) below. The following table sets forth, for the periods indicated, the range of high and low bid prices on the dates indicated for the Company's securities indicated below for each full quarterly period within the two most recent fiscal years (if applicable) and any subsequent interim period for which financial statements are included and/or required to be included.

        Fiscal Year Ended June 30, 1997                               Quarterly Common Stock Price
                By Quarter                                                   Ranges  (1)(2)
        ------------------------------------                          ----------------------------
        Quarter                  Date                                    High                 Low
        -------                  ----                                    ----                 ---
         1st               September 30, 1996                          $50.625             $36.875
         2nd               December 31, 1996                           $40.00               $23.75
         3rd               March 31, 1997                              $35.625             $16.875
         4th               June 30, 1997                               $32.50               $14.063

         Fiscal Year Ended June 30, 1998                                Quarterly Common Stock Price
                 By Quarter                                                       Ranges (1)(2)
         ------------------------------------                          ----------------------------
         Quarter                    Date                               High                   Low
         -------                    ----                               ----                   ---
         1st               September 30, 1997                          $16.375              $15.625
         2nd               December 31, 1997                           $12.50                $11.25
         3rd               March 31, 1998                              $16.875                $7.50
         4th               June 30, 1998                                $10.00                $5.00

         Fiscal Year Ended June 30, 1999                                 Quarterly Common Stock Price
                  By Quarter                                                      Ranges (1)(2)
         -------------------------------                                 ----------------------------
         Quarter                    Date                                     High             Low
         -------                    ----                                     ----             ---
         1st                        September 30, 1998                     $5.625            $1.88



(1) The Registrant's common stock, $.01 par value (the "Common Stock"), began trading on the NASDAQ SmallCap market on March 20, 1996 with an opening bid of $47.50. See also paragraph (d) below.
(2) All prices indicated hereinabove (and elsewhere throughout this Form 10-K unless otherwise indicated) take into account and retroactively reflect a 1 for 10 reverse stock split effective October 1, 1998.

         (b) Holders. As of September 24, 1998 there were 697 stockholders of the Registrant's Common Stock (as indicated on its transfer agent's certified list of stockholders as of September 24, 1998).

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

         (d) Recent NASDAQ Delisting. On October 26, 1998 NASDAQ determined to delist Registrant's securities from The NASDAQ Stock Market effective with the close of business October 26, 1998. The advise (accompanying the delisting letter) indicated in pertinent part that (a) the bid price of Registrant's common stock had fallen below $1.00 per share on October 26, 1998 despite the Registrant having demonstrated ".. a closing bid price in excess of $1.00 for a period of 17 consecutive trading days" and (b) the Registrant's 15 day extension within which to timely file its Form 10-K for fiscal year ended June 30, 1998 had expired October 15, 1998 and, accordingly, "the Registrant is now deficient in filing its 10-K for the fiscal year ended June 30, 1998".

         The NASDAQ Listing and Hearing Review Council ("Review Counsel") may, on its own motion, determine to review any Panel decision within 45 calendar days after issuance of a written decision and if the Review Counsel determines to review a decision it may affirm, modify, reverse, dismiss, or remand the decision to the Panel. The Registrant may also request the Review Council to review its decision and such request must be made within 15 days of the date of this decision. The institution of a review, whether by way of any request, or on the initiative of the Review Council, does not operate as a stay of NASDAQ's October 26, 1998 delisting decision.

         Registrant formally requested review of NASDAQ's decision in a timely manner and such request was confirmed by NASDAQ on November 16, 1998 wherein NASDAQ indicated that the Registrant had until January 15, 1999 for its submission of any additional information it may deem pertinent for purposes of Review Council's consideration. Registrant understands that the Review Panel is prepared to and will consider any and all additional information supplied to it by the Registrant that did not exist at the time of delisting and, accordingly, the Registrant intends to provide certain new and significant information for NASDAQ's consideration.

ITEM 6. SELECTED FINANCIAL DATA

         The summary information below represents financial information of the Company for the fiscal years ended June 30, 1998, June 30, 1997, June 30, 1996, June 30, 1995 (six month period), and December 31, 1994, which information was derived from the audited consolidated financial statements of the Company.

                          Swissray International, Inc.
                                   Years Ended
                      (in Thousands, Except Per Share Data)

                                                                   (Six Months)
                                6/30/98     6/30/97*     6/30/96*   6/30/95 (1)   12/31/94
                                -------     --------     --------   -----------   --------
INCOME STATEMENT DATA:
Net Sales                         22,893      13,151      10,899       3,806       8,618
Cost of goods sold                18,082       8,445       5,793       2,484       5,363
                                 -------     -------     -------     -------     -------
Gross profit                       4,811       4,706       5,106       1,322       3,255
Gross profit margin (%)               21%         36%         47%         35%         38%
Selling, general and
   administrative expenses        18,748      17,450      14,966       2,307       3,175
                                 -------     -------     -------     -------     -------

Operating (loss) income          (13,937)    (12,744)     (9,860)       (985)         80
Other expense (income) net           281        (317)     (1,004)      3,054          15
Interest expense                   8,590         760         194         122         237
Loss from continuing
   operations before income
   taxes                         (22,808)    (13,187)     (9,050)     (4,161)       (172)
Income taxes                          --         110        (365)       (339)         24
Loss from continuing
   Operations                    (22,808)    (13,297)     (8,685)     (3,822)       (196)
                                 =======     =======     =======     =======     =======
Loss per share from
   continuing operations           (8.48)      (8.41)      (6.69)      (4.80)      (0.30)
                                 =======     =======     =======     =======     =======

BALANCE SHEET DATA:
Working Capital (deficit)          1,085       2,834       3,433      11,851      (1,236)
Total assets                      25,915      24,788      18,793      13,027       3,899
Short-term- debt, including
   current portion, long-term
   debt                            3,910       4,211       2,737       2,954       2,843
Convertible debentures             7,330       5,310          --          --          --
Long-term debt                       441         525          --         705         420
Stockholders' (deficit) equity     6,159       7,693      10,655       6,377
                                                                                    (798)
Total shares outstanding at
   year end (2)                    2,691       1,582       1,297       1,203         785

(1)  In 1995, the Company changed its fiscal year end from December 31 to June
     30. As a result, the Company had a fiscal year beginning on January 1, 1995 and ending on June 30, 1995. Accordingly, the Summary Financial Data for the period ended June 30, 1995 is for a six month period.

(2) On October 1, 1998, the Company effectuated a reverse stock split of all issued and outstanding common stock on the basis of 1 for 10, effective as of the opening of business on October 1, 1998. All per share data has been restated to reflect such change.

*      Restated


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The focus of the Company for the fiscal year ended June 30, 1998 was mainly on the industrialization and commercialization of the newly developed products Add-On-Multi-system and Bucky Diagnost TS and the building and strengthening of its organization and distribution channels in the principal markets USA and Europe. Before, the main focus was on the development of the above mentioned products.

         In the USA the Company acquired, in October 1997, substantially all of the assets of Service Support Group LLC (SSG), a company active in the business ofselling diagnostic imaging equipment and providing services related thereto in the markets on the West Coast of the United States and took over approximately 30 employees to have, together with the digital x-ray division of Empower, direct market presence in the highest populated regions of the US; the Company's principal market for digital Radiography. The Company also started its activities, in the US and later also in Europe, in the business of information solutions by providing a comprehensive package of consulting, services and products to enable the Healthcare providers to perform the transition into filmless Radiology. Significant amounts of money were invested in the opening of the market of the Company's direct digital AddOn Multi Systems, both in the US and in Europe.

         During the start-up of the production of the Company's newly developed products, the Add-On-Multi-system and the Bucky Diagnost TS, gross margins were affected negatively because of the need of extra time for training the newly hired production staff and implementation of the production run as well as efforts made to improve and maintain highest product quality. The Company expects to lower costs and time needed for production of these systems in a later stage of the learning curve due to positive impact of the optimized production run. The sales of AddOn Multi-system was slowed down by certain governmental requirements for the sale of Healthcare products, which differ from one country to the other. The Company filed for CE approval of the AddOn Multi-system in July 1998 and expects that the necessary approvals should be forthcoming.

         The Company started a restructuring process in the fourth quarter of its fiscal year ended June 30, 1998 with the employment of Mr. E.A. Kalbermatter as the Company's new Chief Operation Officer. Mr. Kalbermatter is an internationally experienced manager with expertise in the areas of electronics and telecommunications, who has also served as managing director of Private & Business Communications of ASCOM Ltd., Berne, Switzerland being responsible for the turn-over of more than 1 billion Swiss Francs, with approximately 4,800 employees worldwide. With the sale of Empower's Film, Processor and Chemistry Business to E.M. Parker, the Company continued its focus on digital
Radiography. The process of restructuring is ongoing and includes mainly internal reorganization to achieve lean structures and cost savings.

Year 2000 Policy Statement

         The Company will help their customers to achieve Year 2000 compliance on their equipment purchased from the Company through a program of solutions. The Company has conducted an extensive program to check the status of its equipment related to the millennium.

         For relevant material delivered by third parties the Company has asked and gotten written assurances when they expect their year 2000 compliance's will be solved. To date, the Company received written responses of 84% and out of those 71% confirmed to have no year 2000 problems.

         In fact, over 63 % of the Company's installed base equipment is already in compliance and expected to encounter no problems on January 1, 2000.

         The Company has organized its products according to A-B-C-D categories of compliance:

Category A: Already compliant
Category B: Not yet compliant but will be made compliant
Category C: Not listed in A or B categories
Category D: Non- The Company branded products

         To all of the Company's customers, specific compliance information also will be provided to advise them on the status of their equipment purchased from the Company and to offer solutions for the millennium.

         For those customers with non-compliant systems, the Company will provide solutions in virtually all cases. For a flat fee, these solutions will cover any applicable site surveys, software licensing, software, installation, and labor.

         The Company does not recommend some solutions offered by other companies, so-called "workaround" scenarios, such as setting back the clock because the Company believes that the safest, surest way to maintain the integrity of data and the viability of information networks is to correct the problem, not mask it with labor-intensive stop-gaps. Simply put, to protect the customers the Company will fix their equipment right the first time.

Year 2000 Compliant Lists

         The Company reserves the right to modify or update these lists as it continues to work on the Year 2000 status of its products. The products listed have been tested on a stand alone basis; therefore an operational environment's test results may differ. This information does not affect existing warranties, warranty exclusions, exclusive warranty remedies or limitations of liability.

Class A Systems: Year 2000 Compliant

GEN-X-Generators:          Bucky Table Systems:
GEN-X-1000                 -    Euramove 1
GEN-X-2000                 -    Euramove 2
GEN-X-3000                 -    Euramove 3
GEN-X-4000                 -    Euramove 4
MRS Conv.                  -    Eurastat 2
                           -    Eurastat 4
Atlas Systems:             -    Bucky-Diagnost TS
Atlas-U / US 2000
Atlas-U / US 3000          Special Systems
Atlas-U / US 4000          -    Euralem 1400
Atlas-BV-Tomo              -    Euralem 1500
MRS Stativ                 -    Euralem 1800
                           -    Euralem Tomo
Urology Systems:
KU-100                     Digital Bucky Systems:
KU-100 H                   -    AddOn-Multisystem
KU-100 H Tomo

Class B Systems: Not Year 2000 Compliant, Solution will be offered

GEN-X-Generators:          Mobile C-Arm Systems:
Turnomat 500               -    Eurabil C-Arm Standard
GEN-X-500                  -    Eurabil C-Arm Plus
GEN-X-650                  -    Eurabil C-Arm Top
GEN-X-800
                           Mobile Systems:
Fluoroscopy Systems:       -    Eurabil 5
Euroscop 3A                -    Eurabil 15
Euroscop 6, 6+, 6++        -    Eurabil 30

IT-Systems internally used

         In its year 2000 project the Company has tested and asked for statements about the year 2000 compliance. In fact 100% of IT-Systems within the Company are compliant and expected to encounter no problems on January 1, 2000.

         The operating system of the Company's IT-Systems are build on Microsoft. (Windows 95 and/or Windows NT). SWISSRAY also uses the Microsoft Office packages for its administration and therefore relies for the operating system as well as the Microsoft Office package on the year 2000 compliance of Microsoft for the above mentioned products.

IT-Systems Third Parties

         The Company also asked all important partners (e.g. banks, suppliers, sales channels) for statements about the year 2000 compliance. This survey still is ongoing and the Company has not received negative responses. Of the partners being asked approximately 60% have already answered.

YEAR 2000 Project costs

         The Company has separated its cost in the following parts:

                                                          Until June 30, 1998         Total expected
                                                          -------------------         --------------
Test & Survey own Products                                    $  42,000                 $   50,000
Test & Survey Third Parties Products                          $   8,000                 $   20,000
Modification own Products                                     $  12,000                 $   20,000
Administration (Communication  with Third Parties)            $   5,000                $     5,000
Consultant                                                    $       -                $     5,000
TOTAL YEAR 2000 Project costs                                 $  67,000                $   100,000

RESULTS OF OPERATION

         Net sales for the fiscal year ended June 30, 1998 were $22,892,978 compared to $13,151,701 and $10,899,222 for the fiscal years ended June 30, 1997 and June 30, 1996 respectively.

         The 74% increase in net sales was partially due to the acquisition of Empower on April 1, 1997 (Sales of Empower were $7,134,928 for the fiscal year ended June 30, 1998 compared to $2,000,603 for the fiscal year ended June 30,
1997), the Asset purchase of Service Support Group LLC on October 17, 1997 (Sales of Swissray Medical Inc. which started its selling activities after the asset purchase of Service Support Group was $1,577,298 for the fiscal year ended June 30, 1998 compared to $0 for the fiscal year ended June 30, 1997) and the increase in sales made under the Philips OEM Agreement of $6,500,529. Also sales to third parties in Switzerland almost doubled in the fiscal year ended June 30, 1998 compared with the previous fiscal year. These increases have been partially offset by the decrease of $1,519,159 in Sale of Elscint products and decreased sales for Eastern Europe. The Company sold four of the AddOn-Multi-System during the fiscal year ended June 30, 1998.

         Gross profits amounted to $4,811,192 or 21% of net sales for the fiscal year ended June 30, 1998, compared to $4,706,287 or 35.8% of net sales for the fiscal year ended June 30, 1997 and $5,105,916 or 46.9% of net sales for the fiscal year ended June 30, 1996.

         The decrease in gross profits as a percentage of net revenues is primarily attributable to the fact that sales of lower-margin products increased substantially compared to the fiscal years ended June 30, 1997 and June 30, 1996 respectively. This is mainly attributable to increased sales of accessories, which are generally low-margin products, as a result of the acquisition of Empower (net sales of Empower contributed approximately 31% to the Company's net sales). The Company also sold a significant number of units of newly developed products, where the Company is at the beginning of the learning curve in the production process, which results in higher production costs than in a later stage of the learning curve. These products are the Bucky Diagnost TS produced under the OEM Agreement with Philips (which contributed approximately 22% to the Company's net sales) and the AddOn Multisystem (which contributed approximately 6% to the Company's net sales). The Company expects sales of accessories to be of a smaller percentage of total sales for the fiscal year ending June 30, 1999 because of the sale of Empower's accessory business to E.M. Parker.

         Operating expenses for the fiscal year ended June 30, 1998 were $18,747,729 or 81.9% of net sales compared to $17,450,333 or 132.7% of net sales for the fiscal year ended June 30, 1997 and compared to $14,966,147 or 137.3% of net sales for the fiscal year ended June 30, 1996. The principal items were selling expenses of $3,740,391 or 16.3% of net sales compared to $1,873,389 or 14.2% of net sales for the fiscal year ended June 30, 1997 and compared to $1,140,604 or 10.5% of net sales for the fiscal year ended June 30, 1996 and salaries (net of directors and officers compensation) of $4,168,540 or 18.2% of net sales compared to $2,059,396 or 15.6% of net sales for the fiscal year ended June 30, 1997 and compared to $1,829,535 or 16.8% of net sales for the fiscal year ended June 30, 1996. Research and Development was $3,542,149 or 15.5% of net sales compared to $5,786,158 or 44% of net sales for the fiscal year ended June 30, 1997 and compared to $1,731,502 or 15.9% of net sales for the fiscal year ended June 30, 1996.

         General and administrative expenses for the years ended June 30, 1997 and 1996 include value of stock options granted in the amount of $1,161,462 and $6,374,468, respectively, whereas no stock options were granted during the fiscal year ended June 30, 1998. The Company made an accrual of $500,000 for planned restructuring of its organization. No such costs were accrued in the fiscal years ended June 30, 1997 and June 30, 1996.

         The increase of 102% in Salaries was mainly due to the acquisition of Empower Inc. on April 1, 1997 (with salaries included in the consolidated statement of operation only for one quarter of the fiscal year ended June 30,
1997) and the takeover of all of the employees of Service Support Group on October 17, 1997. Both acquisitions where within the Company's marketing strategy to build a strong market position with its own organization in one of its principle markets. The number of employees in Switzerland was increased by 21 mainly to handle the significant rise in production volume.

         The increase of 100% in selling expenses is the result of additional significant efforts on the part of the Company to build a strong market position in the United States and in Germany, the biggest European market as well as the costs incurred for successful market introduction of the Company's direct digital AddOn-Multi-System. The Company also made efforts to lay the groundwork for the market introduction of Swissray Information Solutions comprehensive package of consulting, services and products.

         Research and development expenses decreased by 39%. Management considered the relative size of the research and development expenses for the fiscal year ended June 30, 1997 as high. The main focus of the R&D was the industrialization phase of the AddOn-Multi-System and the development of communication interfaces (DICOM 3.0, HL 7, Dicom Worklist etc.) to extend the connectivity of the AddOn-Multi-System to communication networks such as HIS, RIS, and PACS. Another important task was to finalize the Tahoma TMSSM software and go into beta-tests. The Tahoma TMSSM, technology management systems are based on the premise that technology is a resource that can be managed to achieve organizational objectives, like reducing operating expense and improving clinical performance. Additional research and development expenses have also been incurred to maintain the technological advantages of the Company's conventional X-ray equipment. Significant research and development expenses will continue to be incurred for the development of new technologically advanced products and the continuing improvement of existing products.

         The Company's operating loss increased to $13,936,537 for the fiscal year ended June 30, 1998 from $12,744,046 for the fiscal year ended June 30, 1997 and $9,860,231 for the fiscal year ended June 30, 1996. The increase in the Company's operating loss is due to the significant expenses associated with the building of the Company's organization and market position primarily in one of its principle markets, the USA. After taking into account Interest expenses, other income, income tax benefits and extraordinary items of income (loss) the resulting net loss of the Company for the fiscal year ended June 30, 1998 increased to $22,503,109 from $13,685,188 for the fiscal year ended June 30, 1997 and $8,266,080 for the fiscal year ended June 30, 1996. The increase of net loss is mainly due to the significant amount of interest expenses which resulted from the amortization of issuance cost and beneficial Conversion features of Convertible debentures issued for financing purposes, which amounted to $8,590,268 for the fiscal year ended June 30, 1998 compared to $759,853 for the fiscal year ended June 30, 1997 and $193,930 for the fiscal year ended June 30, 1996. Extraordinary income include the Gain on early extinguishment of Debt which resulted from refinancing of Convertible debentures.

FINANCIAL CONDITION

         Total assets of the Company on June 30, 1998 increased by $1,126,363 to $25,914,597 from $24,788,234 on June 30, 1997, as the net effect of an increase in inventory and goodwill and a decrease of cash and accounts receivables. Current Assets decreased $1,024,089 to $13,069,257 on June 30, 1998 from $14,093,346 on June 30, 1997. The decrease in current assets is primarily attributable to the decrease of cash and accounts receivables and the increase in inventory due to the delay in selling the Add-On-Multisystem for which a minimum quantity (lot size) of parts had to be purchased to reach the goals for costs and quality. Property and Equipment increased due to the extension and expansion of the production plant in Hochdorf, Switzerland. Other Assets increased $476,691 to $6,834,962 on June 30, 1998 from $6,358,271 on June 30,
1997. The increase in other assets was primarily due to an increase in intangible assets.

         On June 30, 1998, the Company had total liabilities of $19,755,870 compared to $17,095,046 on June 30, 1997. On June 30, 1998, current liabilities were $11,984,554 compared to $11,259,798 on June 30, 1997. The increase in current liabilities is primarily due to the increase in accrued expenses. On June 30, 1998, the Company also had $7,330,642 (net of discounts) principal amount of convertible debentures. Such debentures bear interest between 6% and 8% per annum and are repayable at maturity in Common Stock of the Registrant. As of June 30, 1998, all of such convertible debentures could be converted into Common Stock of the Registrant at a price equal to 80% of the average Closing price during the ten trading days preceding the date of Conversion, except $145,969 principal amount of debentures with a maturity date of December 1999, which could be converted at a price equal to 85% of the average Closing price during the five trading days preceding the date of Conversion. Such debentures may have a dilutive effect on the investment of stockholders of the Registrant upon Conversion or payment of the principal at maturity, but no funds of the Company are expected to be used for their repayment. At June 30, 1998, long-term debt net of the current portion thereof was $440,674 compared to $524,689 at June 30, 1997. The decrease of long-term debt is due to a partial repayment.

         Working capital at June 30, 1998 was $1,084,703 compared to $2,833,548 at June 30, 1997.

CASH FLOW AND CAPITAL EXPENDITURES

         Cash used by operating activities for the fiscal year ended June 30, 1998 increased to $11,759,371 from $10,684,988 for the fiscal year ended June 30,1997 and $3,658,665 for the fiscal year ended June 30, 1996 and cash used by investing activities increased to $4,517,140 for the fiscal year ended June 30, 1998 from $3,668,196 for the fiscal year ended June 30, 1997 compared to $1,171,120 for the fiscal year ended June 30, 1996. Cash flow from financing activities for the fiscal year ended June 30, 1998 was $14,799,200 compared to $14,752,928 for the fiscal year ended June 30, 1997 and $5,788,694 for the fiscal year ended June 30, 1996.

         The Company's capital expenditures totaled $2,849,205 for the fiscal year ended June 30, 1998 compared to $3,431,375 for the fiscal year ended June 30, 1997 and $932,066 for the fiscal year ended June 30, 1996. Capital expenditures were primarily for the improvements of the Hochdorf facility and the purchase of equipment. The increased financing needs resulted primarily from the building and strengthening of the Company's organization and distribution channels in the US and Europe and the improvements of the Hochdorf facility.

         The Company financed its liquidity needs during the fiscal year ended June 30, 1998 primarily through the issuance of $16,190,000 principal amount of convertible debentures. The Company anticipates that its use of cash will be substantial for the foreseeable future. In particular, management of the Company expects substantial expenditures in connection with the production of the planned increase of sales, the continuation of the strengthening and expansion of the Company's marketing organization and, to a lesser degree, ongoing research and development projects. The Company expects that funding for these expenditures will be available out of the Company's future cash flow and/or issuance of equity and/or debt securities. However, the availability of a sufficient future cash flow will depend to a significant extent on the marketability of the Company's AddOn-Multi-System. Accordingly, the Company may be required to issue additional convertible debentures or equity securities to finance such capital expenditures and working capital requirements. There can be no assurance whether or not such financing will be available on terms satisfactory to management.

         On August 31, 1998 the Company issued $3,832,849 aggregate principal amount of 5% convertible debentures (the "Convertible Debentures") including a 25% premium and accrued interest, convertible into Common Stock of the Company. The Company did not receive any cash proceeds from the offering of the Convertible Debentures. The full amount was paid by investors to holders of the Company's Convertible Debentures issued on March 14, 1998 holding $3,000,000 of such Convertible Debentures as repayment in full of the Company's obligations under such Convertible Debentures. During the same period the Company issued $2,311,000 aggregate principal amount of 5% Convertible Debentures, convertible into Common Stock of the Company. After deducting fees, commissions and escrow fees in the aggregate amount of $311,000 the Company received a net amount of $2,000,000. The face amount of both Convertible Debentures are convertible into shares of Common Stock of the Company commencing March 1, 1999 at a conversion price equal to the lesser of 82% of the average closing bid price for the ten trading days preceding the date of the conversion or $1.00 per share. Any Convertible Debentures not so converted are subject to mandatory conversion by the Company on the 24th monthly anniversary of the date of issuance of the Convertible Debentures.

         On October 6, 1998 the Company issued $2,940,000 aggregate principal amount of 5% convertible debentures (the "Convertible Debentures") including $540,000 repurchase of stock, convertible into Common Stock of the Company. After deducting fees, commissions and escrow fees in the aggregate amount of $300,000 the Company received a net amount of $2,100,000. The face amount of the Convertible Debentures is convertible into shares of Common Stock of the Company any time after the closing date at a conversion price equal to the lesser of 82% of the average closing bid price for the ten trading days preceding the date of the conversion or $1.00. Any Convertible Debentures not so converted are subject to mandatory conversion by the Company on the 24th monthly anniversary of the date of issuance of the Convertible Debentures.

EFFECT OF CURRENCY ON RESULTS OF OPERATIONS

         The result of operations and the financial position of the Company's subsidiaries outside of the United States is reported in the relevant foreign currency (primarily in Swiss Francs) and then translated into U.S. dollars at the applicable foreign exchange rate for inclusion in the Company's consolidated financial statements. Accordingly, the results of operations of such subsidiaries as reported in U.S. dollars can vary significantly as a result of changes in currency exchange rates (in particular the exchange rate between the Swiss Franc and the U.S. dollar). For the fiscal year ended June 30, 1998 the Swiss Franc depreciated by approximately 9% against the US dollar compared to the rate in effect during the fiscal year ended June 30, 1997. If such exchange rate had remained in effect, the Company's net sales and net loss would have been higher by approximately $1,241,942 and $657,457, respectively. For the fiscal year ended June 30, 1997 the Swiss Franc depreciated by approximately 11% against the US dollar compared to the rate in effect during the fiscal year ended June 30, 1996. If such exchange rate had remained in effect, the Company's net sales and net loss would have been higher by approximately $2,788,209 and $2,335,548, respectively.

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

ENVIRONMENTAL MATTERS

         The Company is subject to various environmental laws and regulations in the jurisdictions in which it operates. The Company, like many of its competitors, has incurred, and will continue to incur, capital and operating expenditures and other costs in complying with such laws and regulations. The Company does not currently anticipate any material capital expenditures for environmental control technology. Some risk of environmental liability is inherent in the Company's business, and there can be no assurance that material environmental costs will not arise in the future. However, the Company does not anticipate any material adverse effect on its results of operations or financial condition as a result of future costs of environmental compliance. See also Part 1, Item 1 -"Business-Environmental Matters."

INFLATION

         Inflation can affect the costs of goods and services used by the Company. The competitive environment in which the Company operates limits somewhat the Company's ability to recover higher costs through increasing selling prices. Moreover, there may be differences in inflation rates between countries in which the Company incurs the major portion of its costs and other countries in which the Company sells its products, which may limit the Company's ability to recover increased costs, if not offset by future increase of selling prices. To date, the Company's sales to high-inflation countries have either been made in Swiss Francs or US dollars. Accordingly, inflationary conditions have not had a material effect on the Company's operating results.

SEASONALITY

         The Company's business has historically experienced a slight amount of seasonal variation with sales in the first fiscal quarter slightly lower than sales in the other fiscal quarters due to the fact that the Company's first quarter coincides with the summer vacations in certain of the Company's markets.

BACKLOG

         Management estimates that as of the end of the fiscal year ended June 30, 1998, the Company had an order backlog of $13,000,000.

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



CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Investment in the securities of the Company involves a high degree of risk. In evaluating an investment in the Company's Common Stock, Company stockholders and prospective investors should carefully consider the risk factors discussed hereafter and the information detailed in this Annual Report for the fiscal year ended June 30, 1998 on Form 10-K including, without limitation, Item 1 "Business" and Item 6 "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as information contained in the Company's other filings with the Securities and Exchange Commission.

         This Form 10-K includes forward-looking statements that reflect the Company's current views with respect to future events and financial performance, including capital expenditures, strategic plans and future cash sources and requirements. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words, "believe," "expect," "anticipate," "estimate" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following risks could cause actual results to differ materially from historical results or those anticipated.

History of Losses; Profitability Uncertain

         As of June 30, 1995 the Registrant has accumulated losses on a consolidated basis of approximately $6,000,000. A substantial part of such losses resulted from activities unrelated to the Company's present operations. Since June 30, 1995, the Company has incurred additional net losses aggregating approximately $44,000,000. Such losses resulted from the significant expenses associated with the development of the Company's products and the building of the Company's organization and market position as well as the costs of amortization of debenture issuance costs and beneficial Conversion features on the one hand and the absence of a significant increase in sales as a result of the delay in the market introduction of certain of the Company's products, in particular the AddOn-Multi-System and the Bucky Diagnost TS, on the other hand. The likelihood of the success of the Company must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the development of new products and the competitive environment in which the Company operates. Although the Company is deriving operating revenue from its current operations, such revenue has not been sufficient to make the Company's operations profitable. There can be no assurance that the Company will be able to develop significant additional sources of revenue or that it will become profitable. Results of operations may fluctuate significantly and will depend upon numerous factors, including regulatory actions, market acceptance of the Company's products, efficient manufacturing, new product introductions and competition.

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

In the past, the Company has used forward contracts exclusively in connection with the purchase of material in currencies other than Swiss Francs or US dollars. For a discussion of these risks, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" - "Effect of Currency on Results of Operations."

Risks Associated with International Operations

         The Company does business in numerous countries, including Switzerland, the United States and Germany. Revenue from international operations outside the United States was 60% of total sales for the fiscal year ended June 30, 1998. In addition to the currency risks discussed above, the Company's international operations are subject to the risk of new and different legal and regulatory requirements in local jurisdictions, tariffs and trade barriers, potential difficulties in staffing and managing local operations, credit risk of local customers and distributors, potential inability to obtain regulatory approvals, different requirements as to product standards, potential difficulties in protecting intellectual property, risk of nationalization of private enterprises, potential imposition of restrictions on investments or transfer of funds, potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries, and local economic, political and social conditions, including the possibility of hyper-inflationary conditions, in certain countries. Any adverse change in any of these conditions could have a material adverse effect on the Company's business or financial condition.

Competition

      The markets in which the Company operates are highly competitive. The Company competes with numerous competitors, many of which are well-established in the Company's markets. Most competitors are divisions of larger companies with potentially greater financial and other resources than the Company.

Improvements in Technology

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

Dependence on Patents and Proprietary Licensed Technology

         The Company has patented certain aspects of its proprietary technology in certain markets and has filed patent applications for the key technology of the AddOn Bucky(TM) in key markets, including the United States. If such patents are granted the duration would be 20 years. However, there can be no assurance that such applications will be granted. There can be no assurance that the Company's issued patents for conventional equipment (which expire in the year
2000) or other patents issued in the future will afford protection from material infringement or that such patents will not be challenged. The Company also relies on trade secrets and proprietary and licensed know-how, which it protects, in part, through confidentiality agreements with employees, consultants and other parties. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known to, or independently developed by, competitors.

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

Government Regulation

         The Company's services, products and manufacturing activities are subject to extensive and rigorous government regulation, including the provisions of the Federal Food, Drug and Cosmetic Act (X-ray equipment is a class II medical device). Commercial distribution in certain foreign countries is also subject to government regulations. The process of obtaining required regulatory approvals can be lengthy, expensive and uncertain. Moreover, regulatory approvals, if granted, may include significant limitations on the indicated uses for which a product may be marketed. The FDA actively enforces regulations prohibiting marketing without compliance with the premarket approval provisions of products. Failure to comply with applicable regulatory requirements can result in, among other things, fines, suspensions of approvals, seizures or recalls of products, operating restrictions and criminal prosecutions. Furthermore, changes in existing regulations or adoption of new regulations could affect the timing of, or prevent the Company from obtaining, future regulatory approvals. The effect of government regulation may be to delay for a considerable period of time or to prevent the marketing and full commercialization of future products or services that the Company may develop and/or to impose costly requirements on the Company. There can also be no assurance that additional regulations will not be adopted or current regulations amended in such a manner as will materially adversely affect the Company.

Sales to Health Care Industry

         The Company's products are used exclusively in the health care industry. The health care industry in key markets for the Company's products, including the United States, has experienced a significant pressure to reduce costs, which has led in some jurisdictions to substantial reorganizations and consolidations of health care providers or payers. It is also possible that legislation could be adopted in any of these jurisdictions which could increase such pressures or which could otherwise result in a modification of the private or public health care system or both or impose limitations on the ability of the Company to market its products in any such jurisdiction. Any such event or condition could have an adverse impact on the Company's business, financial condition or results of operations.

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

Dependence on Sole Source Suppliers

         The Company has only single sources for certain essential components of the AddOn-Multi-System. Interruptions in the supply of such components might result in production delays, each of which could have a material adverse effect on the Company's business, financial condition and results of operations.

Future Capital Needs and Uncertainty of Additional Financing

         There can be no assurance that the Company will not be required to seek additional equity or debt capital to finance its operations in the future. In addition, there can be no assurance that any such financing, if needed, will be available to the Company or that adequate funds for the Company's operations, whether from the Company's revenues, financial markets, collaborative or other arrangements with corporate partners or from other sources, will be available when needed or on terms attractive to the Company. The inability to obtain sufficient funds may require the Company to delay, scale back or eliminate some or all of its research and product development programs, sales and marketing efforts, manufacturing operations, clinical studies and/or regulatory activities or to grant licenses to third parties to commercialize products or technologies that the Company would otherwise seek to market and sell itself.

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

Dilution; Effect of Outstanding Convertible Debentures, Warrants and Certain Shares

         The Company has outstanding convertible debentures, options and Warrants to purchase Common Stock at prices that may be below the per share price to purchasers of the Company's Common Stock in the market. The exercise of such convertible debentures, options and Warrants may have a dilutive effect on the investment of a holder of the Company's Common Stock. The market price of the Company's Common Stock may also be adversely affected by sales of substantial amounts of Common Stock in the public market, including sales of Common Stock under Rule 144 or after the expiration of the applicable one year holding period under Regulation S. In addition, the Company is required to file registration statements with respect to the Common Stock issuable upon conversion of the convertible debentures issued on August 31, 1998 and on October 6, 1998, which could adversely affect the ability of the Company to sell Common Stock for its own account as well as, the market price of the Company's Common Stock and could require the Company to incur significant expenses.

Limited Public Market; Liquidity; Possible Volatility of Stock Price

         The Common Stock was quoted on the NASDAQ SmallCap Market under the symbol "SRMI" until delisting effective October 26, 1998. See also Item 5 (d) for further information. There can be no assurance that an active public market for the Common Stock can be re-established. The market price of the Common Stock could fluctuate significantly as a result of the Company's financial results, regulatory approval filings, clinical studies, technological innovations or new commercial products introduced by the Company or its competitors, developments concerning patents or proprietary rights, trends in the health care industry or in health care generally, litigation, the adoption of new laws or regulations or new interpretations of existing laws or regulations and other factors.

Environmental Matters

         The Company is subject to various environmental laws and regulations in the jurisdiction in which it operates. For a discussion of risks relating to environmental matters, see "Environmental Matters" above and Item 1 - "Business-Environmental Matters."

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements have been prepared in accordance with the requirements of Regulation S-X and supplementary financial information included herein, if any, has been prepared in accordance with Item 301 of Regulation S-K.

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors
Swissray International, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of Swissray International, Inc. and subsidiaries as of June 30, 1998 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swissray International, Inc. and subsidiaries as of June 30, 1998, and the results of its operations, changes in stockholders' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.




                                           /s/ Feldman Sherb Ehrlich & Co., P.C.
                                           Feldman Sherb Ehrlich & Co., P.C.
                                           Certified Public Accountants

New York, New York
November 20, 1998

                           SWISSRAY INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEET
                             JUNE 30, 1998 and 1997
                                     ASSETS

                                                                         ------------------------------
                                                                              1998              1997
                                                                         ------------------------------
                                                                                             (Restated)
CURRENT ASSETS
Cash and cash equivalents                                                 $ 1,281,552       $ 3,091,307
Accounts receivable, net of allowance for doubtful
accounts of $ 32,356 and $ 148,390                                          2,584,651         5,154,794
Inventories                                                                 7,701,145         3,911,107
Prepaid expenses and sundry receivables                                     1,501,909         1,936,138
                                                                         ------------------------------
TOTAL CURRENT ASSETS                                                       13,069,257        14,093,346
                                                                         ------------------------------
PROPERTY AND EQUIPMENT, at cost, net of accumulated depreciation
of $ 581,077 and $ 320,110                                                  6,010,378         4,336,617
                                                                         ------------------------------

OTHER ASSETS
Due from stockholders                                                              --            69,587
Loan receivable                                                                20,005            17,396
Accounts receivable - long-term, net of allowance of $ 891,409
and $ 814,178 for doubtful account                                                 --           240,912
Licensing agreement, net of accumulated amortization of                     3,600,766         4,097,424
$ 1,365,809 and $ 869,151
Patents and trademarks, net of accumulated amortization of                    230,614           206,003
$ 82,716 and $ 54,941
Software development costs, net of accumulated amortization of                455,318           317,524
$ 121,892 and $ 34,512
Organization cost, net of accumulated amortization of                              --             5,921
$ 8,385 and $ 2,464
Security deposits                                                              38,280            43,728
Note receivable - long-term, net of allowance of $ 30,733 and $ -0-           513,643           513,643
Goodwill, net of accumulated amortization of $ 136,939 and $ 9,023          1,796,336           410,814
Debt issance costs on convertible debentures, net of accumulated
amortization of $ 60,000 and $ 200,566                                        180,000           435,319
                                                                         ------------------------------

TOTAL OTHER ASSETS                                                          6,834,962         6,358,271
                                                                         ------------------------------
TOTAL ASSETS                                                              $25,914,597       $24,788,234
                                                                         ==============================

                                       F 1
    The accompanying notes are an integral part of these financial statements

                            SWISSRAY INTERNATIONAL
                    CONSOLIDATED BALANCE SHEET (Continued)
                            JUNE 30, 1998 and 1997


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt             $    233,746        $    243,135
Notes payable - banks                               3,551,091           3,834,706
Loan payable                                          125,029             133,008
Accounts payable                                    5,030,449           5,336,749
Accrued expenses                                    2,365,450           1,401,938
Restructuring                                         500,000                  --
Customer deposits                                     176,583             170,436
Due to stockholders and officers                        2,206             139,826
                                                 ---------------------------------
TOTAL CURRENT LIABILITIES                          11,984,554          11,259,798
                                                 ---------------------------------

CONVERTIBLE DEBENTURES                              7,645,969           6,000,000
Conversion Benefit                                   (315,327)           (689,441)
                                                 ---------------------------------
Net Convertible Debentures                          7,330,642           5,310,559
                                                 ---------------------------------

LONG-TERM DEBT, less current maturities               440,674             524,689

STOCKHOLDERS' EQUITY
Common stock                                           41,426              19,694
Additional paid-in capital                         58,074,793          35,957,659
Common stock to be issued to officer
  (48,259 shares in 1997)                                  --           1,122,973
Accumulated deficit                               (50,481,713)        (27,978,604)
Accumulated other comprehensive loss               (1,475,779)         (1,428,534)
                                                 ---------------------------------
TOTAL STOCKHOLDERS' EQUITY                          6,158,727           7,693,188
                                                 ---------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 25,914,597        $ 24,788,234
                                                 =================================

                                       F 2
    The accompanying notes are an integral part of these financial statements

                           SWISSRAY INTERNATIONAL INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    YEARS ENDED JUNE 30, 1998, 1997 and 1996

                                          ----------------------------------------------------
                                               1998                1997                1996
                                                                 (Restated)         (Restated)
                                          ----------------------------------------------------
NET SALES                                 $ 22,892,978        $ 13,151,701        $ 10,899,222
COST OF SALES                               18,081,786           8,445,414           5,793,306
                                          ----------------------------------------------------
GROSS PROFIT                                 4,811,192           4,706,287           5,105,916
                                          ----------------------------------------------------

OPERATING EXPENSES
Officers and directors compensation            569,816           1,816,879             612,776
Salaries                                     4,168,540           2,059,396           1,829,535
Selling                                      3,740,391           1,873,389           1,140,604
Research and development                     3,542,149           5,786,158           1,731,502
General and administrative                   2,612,262           2,879,257           7,535,759
Restructuring cost                             500,000                  --                  --
Other operating expenses                     1,735,877           1,645,800           1,098,346
Bad debts                                      133,196             619,160             491,487
Depreciation and amortization                1,745,498             770,294             526,138
                                          ----------------------------------------------------
TOTAL OPERATING EXPENSES                    18,747,729          17,450,333          14,966,147
                                          ----------------------------------------------------

LOSS BEFORE OTHER INCOME (EXPENSES)
  AND INCOME TAXES                         (13,936,537)        (12,744,046)         (9,860,231)

Other income (expenses)                       (281,227)            318,763           1,003,933
Interest expense                            (8,590,268)           (762,168)           (193,930)
                                          ----------------------------------------------------
OTHER INCOME (EXPENSES)                     (8,871,495)           (443,405)            810,003
                                          ----------------------------------------------------

LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEMS                      (22,808,032)        (13,187,451)         (9,050,228)

INCOME TAX PROVISION (BENEFIT)                      --             110,223            (364,648)
                                          ----------------------------------------------------

LOSS FROM CONTINUING OPERATIONS
  BEFORE EXTRAORDINARY ITEMS               (22,808,032)        (13,297,674)         (8,685,580)

Extraordinary income (expenses) net of
 taxes                                         304,923            (387,514)            419,500
                                          ----------------------------------------------------
NET LOSS                                  $(22,503,109)       $(13,685,188)       $ (8,266,080)
                                          ====================================================


LOSS PER COMMON SHARE BASIC
Loss from continuing operations                  (8.48)              (8.41)              (6.69)
Extraordinary items                               0.11               (0.24)               0.32
                                          ----------------------------------------------------
NET LOSS                                         (8.37)              (8.65)              (6.37)
                                          ====================================================
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                           2,690,695           1,581,757           1,297,475
                                          ============           =========           =========


                                       F 3
    The accompanying notes are an integral part of these financial statements

                           SWISSRAY INTERNATIONAL INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                                                                    ----------------------------------------------------
                                                                        1998                1997                1996
                                                                    ----------------------------------------------------
                                                                                         (Restated)           (Restated)
CASH FLOWS FROM OPERATING ACTIVITES
Net loss                                                            $(22,503,109)       $(13,685,188)       $ (8,266,080)
Adjustment to reconcile net loss to net
        cash used by operating activities
        Depreciation and amortization                                  1,874,206             770,294             526,138
        Provision for bad debts                                          (38,803)            552,725             336,706
        Write-off of affiliate receivable                                     --             166,384                  --
        Interest expense on Debt issuance cost and
          conversion benefit                                           7,905,225             511,125                  --
        Operating expenses through issuance of stock
         options and common stock to be issued                           449,376           2,442,385           6,374,468
        Early extinguishment of  Debt (gain)                            (304,923)                 --                  --
        Gain on Sale of marketable securities                                 --                  --            (762,500)

        (Increase) decrease in operating assets:
        Accounts receivable                                            2,887,427          (1,857,662)         (1,870,866)
        Accounts receivable - affiliates                                      --              31,533             (31,533)
        Accounts receivable - long-term                                  163,680             283,603              22,138
        Inventories                                                   (3,790,038)           (998,271)         (1,420,393)
        Prepaid expenses and sundry receivables                          434,229            (860,457)           (976,664)
        Increase (decrease) in operating liabilities:
        Accounts payable                                                (306,300)          1,601,074           1,514,465
        Accounts payable-affiliates                                           --              (1,541)              1,541
        Accrued expenses                                               1,463,512             266,245             855,041
        Customers deposits                                                 6,147              92,763              38,874
                                                                    ----------------------------------------------------
NET CASH USED BY OPERATING ACTIVITIES                                (11,759,371)        (10,684,988)         (3,658,665)
                                                                    ----------------------------------------------------
CASH FLOW FROM INVESTING ACTIVITIES
        Acquisition of property and equipment                         (2,849,205)         (3,431,375)           (932,066)
        Capitalized Computer Software                                   (225,174)           (352,036)                 --
        Purchase of marketable securities                                     --                  --            (200,000)
        Patents and trademarks                                           (52,386)            (12,925)            (45,309)
        Goodwill                                                        (802,107)           (299,837)                 --
        Organization costs                                                    --                  --              (8,385)
        Asset Purchase net of cash received                             (591,108)                 --                  --
        Collection of note receivable                                         --             448,857                  --
        Security deposits                                                  5,448             (23,776)            (19,952)
        (Repayment of) loan receivable                                    (2,608)              2,896                  --
        Repayments from (advances to) affiliates                              --                  --              34,592
                                                                    ----------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                                 (4,517,140)         (3,668,196)         (1,171,120)

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from short-term borrowings                           10,342,060           9,198,821           2,069,828
        Proceeds from long-term borrowings                                    --             248,987                  --
        Principal payment of short-term borrowings                    (3,852,075)         (2,093,074)         (2,711,086)
        Principal payment of long-term borrowings                        (21,748)           (442,681)           (281,004)
        Principal payment of long-term borrowings with stock             (62,267)                 --                  --
        Issuance of common stock for cash                              8,461,262           7,753,222           7,250,000
        Repayment from (payment to) stockholders and officers            (68,032)             87,653             141,054
        Public offering expenses                                              --                  --            (680,098)
                                                                    ----------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                                 14,799,200          14,752,928           5,788,694
                                                                    ----------------------------------------------------
EFFECT OF EXCHANGE RATE ON CASH                                         (332,444)           (561,122)           (383,050)
                                                                    ----------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                       (1,809,755)           (161,378)            575,859
CASH AND CASH EQUIVALENT - beginning of period                         3,091,307           3,252,685           2,676,826
                                                                    ----------------------------------------------------
CASH AND CASH EQUIVALENTS - end of period                           $  1,281,552        $  3,091,307        $  3,252,685
                                                                    ====================================================

                                      F 4
    The accompanying notes are an integral part of these financial statements

                       SUPPLEMENTAL CASH FLOW INFORMATION



             Cash payments for the years ended June 30, 1998, 1997 and 1996, include interest of $161,093, $122,427 and $193,930, respectively. Cash payments for the years ended June 30, 1997 and June 30, 1996 included income taxes of $56,562 and $-0-, respectively. No income taxes had to be paid in the fiscal year ended June 30, 1998

             NON-CASH OPERATING ACTIVITIES
             In April of 1997, the Company issued options to an officer under the 1996 non-statutory stock option plan. The excess of the then quoted market price over the option price has been recorded as additional compensation amounting to $25,000.

             For the years ended June 30, 1997 and 1996, the Company issued options to various individuals and companies for services rendered under the 1996 non-qualified stock option plan. The excess of the fair value over the option price has been charged to operations in the amounts of $1,161,462 and $6,374,468, for the years ended June 30, 1997 and 1996, respectively. No options have been issued during the fiscal year ended June 30, 1998

             For the years ended June 30, 1998 and June 30, 1997, the Company issued 60,999 shares of common stock in the amount of $449,376 in lieu of interest payments due on convertible debentures and 7,061 shares of common stock in the amount of $132,950 in lieu of interest payments due on convertible debentures respectively.


            NON-CASH INVESTING AND FINANCING ACTIVITIES
            For the year ended June 30, 1996 the Company received a note receivable for $962,500 from the sale of marketable securities. No cash was received.

            On April 1, 1997, the Company acquired a subsidiary through the issuance of 8,000 shares of common stock at the then quoted market price of $120,000 ($15 per share). This transaction was accounted for as a purchase.

            On May 15, 1997 and June 13, 1997, the Company issued convertible debentures which were convertible into common shares at a price equal to eighty (80%) of the average closing bid price for the five (5) trading days preceding the date of the conversion. A beneficial conversion feature of $1,000,000 was charged to additional paid-in capital and is being amortized over the period from the date of issuance to the first available conversion date of the respective debenture.

        During 1997, pursuant to agreements with an officer of the Comany, dated December 1996 and June 1997 (as described in Note 16), the Company was required to issue 48,259 shares of common stock with a fair value of $1,122,973 in lieu of cash compensation.

            On July 31, 1997, the Company issued convertible debentures in exchange for $4,262,500 (including interest of $262,500) of 6% convertible debentures dated May 15, 1997 and June 13, 1997. The Company did not receive any cash proceeds from this transaction. The debentures, due July 31, 2000, are convertible into common shares at a price equal to eighty (80%) of the average closing bid price for the five (5) trading days preceding the date of conversion.

            On August 19, 1997, the Company issued $5,000,000 of 6% convertible Debentures which were convertible into common shares at a price equal to eighty (80%) of the average closing bid price for the five (5) trading days preceding the date of conversion. A beneficial conversion feature of $1,250,000 was charged to additional paid-in capital and is being amortized over the period from the date of issuance to the first available conversion date of the respective debenture.

            On October 17, 1997, the Company acquired substantially all of the assets of Service Support Group LLC ("SSG") located in Gig Harbor, Washington, in exchange for the payment of approximately $621,892 in cash and issuance of 33,333 shares of its Common.

                                       F 5

            Between November 26, 1997 and December 11, 1997, the Company issued $2,158,285 of convertible debentures including a 15% premium and accrued interest, convertible into Common shares at a price equal to 75% of the average closing bid price for the five (5) trading days preceding the date of conversion. The registrant did not receive any cash proceeds from the offering of the Convertible Debentures. An amount of $2,158,285 was paid by investors to holders of the Company's Convertible Debentures issued on August 19,1997 holding $1,850,000 of such Convertible Debentures as repayment in full of the Company's obligations under such Convertible Debentures. During the same period the Company issued $3,690,000 aggregate principal amount of convertible debentures, convertible into Common shares at a price equal to 75% of the average closing bid price for the five (5) trading days preceding the date of conversion A beneficial conversion feature of $1,949,426 was charged to additional paid-in capital and is being amortized over the period from the date of issuance to the first available conversion date of the respective debenture.

            On March 16, 1998, the Company issued $5,500,000 convertible debentures convertible into Common shares at a price equal to 80% of the average closing bid price for the ten (10) trading days preceding the date of conversion. A beneficial conversion feature of $875,500 was charged to additional paid-in capital and is being amortized over the period from the date of issuance to the first available conversion date of the respective debenture.

            On June 15, 1998, the Company issued $2,000,000 convertible debentures convertible into Common shares at a price equal to 80% of the average closing bid price for the ten (10) trading days preceding the date of conversion. A beneficial conversion feature of $420,436 was charged to additional paid-in capital and is being amortized over the period from the date of issuance to the first available conversion date of the respective debenture.

                                       F 6

SWISSRAY INTERNATIONAL, INC.
CONSOLITATED STATEMENT OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 1998, 1997 and 1996

                                                                                                             Common
                                                                                        Additional            Stock
                                                                                          Paid-in             to be
                                                                  Common Stock            Capital             issued
                                                              Shares         Amount      (Restated)         (Restated) )
                                                             -----------------------------------------------------------
BALANCE - July, 1, 1995                                      1,203,506    $     12,035   $ 12,828,314       $     --

COMPREHENSIVE LOSS:
     Net loss of the year                                           --              --             --             --
     Foreign currency translation losses net of taxes $ -0-         --              --             --             --

     TOTAL COMPREHENSIVE LOSS                                       --              --             --             --

Issuance of common stock for cash                              110,000           1,100      5,198,900             --
Stock options exercised for cash                               105,000           1,050      2,048,950             --
Stock options granted for services                                                          6,374,468              --
Public offering expenses                                                                     (680,098)             --
                                                             -----------------------------------------------------------

BALANCE - June 30, 1996                                      1,418,506          14,185     25,770,534             --

COMPREHENSIVE LOSS:
     Net loss of the year                                           --              --             --             --
     Foreign currency translation losses net of taxes $ -0-         --              --             --             --

     TOTAL COMPREHENSIVE LOSS                                       --              --             --             --

Issuance of common stock for cash                              519,776           5,197      7,630,495             --
Stock options exercised for cash                                16,100             161        117,369             --
Issuance of common stock in lieu of interest payment             7,061              71        132,879             --
Beneficial conversion feature of convertible debentures             --              --      1,000,000             --
Stock options granted as compensation                               --              --         25,000             --
Stock options granted for services                                  --              --      1,161,462             --
Shares to be issued to officers for services                        --              --             --      1,122,973
Purchase of subsidiary for stock                                 8,000              80        119,920             --
                                                             -----------------------------------------------------------

BALANCE - JUNE 30, 1997                                      1,969,443          19,694     35,957,659      1,122,973

COMPREHENSIVE LOSS:
     Net loss of the year                                           --              --             --             --
     Foreign currency translation losses net of taxes $ -0-         --              --             --             --

     TOTAL COMPREHENSIVE LOSS                                       --              --             --             --

Issuance of common stock for cash                            2,013,688          20,137     13,581,739             --
Stock options exercised for cash                                16,900             169        123,201             --
Shares issued to officers for services                          48,259             483      1,122,490     (1,122,973)
Issuance of common stock in lieu of interest payment            60,999             610        448,766             --
Beneficial conversion feature of convertible debentures             --              --      5,738,149             --
Early extinguishment of Debt                                        --              --       (396,875)            --
Issuance of common stock for asset purchase                     33,333             333      1,499,664             --
                                                             -----------------------------------------------------------

BALANCE - JUNE 30, 1998                                      4,142,622    $     41,426   $ 58,074,793   $         --
                                                             ===========================================================


                                                                            Accumulated
                                                             Accumulated        Other
                                                               Deficit      Comprehensive        Total
                                                              (Restated)         Loss         s (Restated)
                                                            ----------------------------------------------
BALANCE - July, 1, 1995                                      $ (6,027,336)   $   (436,180)   $  6,376,833

COMPREHENSIVE LOSS:
     Net loss of the year                                      (8,266,080)             --      (8,266,080)
     Foreign currency transaction losses net of taxes $ -0-      (399,867)       (399,867)
                                                                                            --------------
     TOTAL COMPREHENSIVE LOSS                                          --              --      (8,665,947)
                                                                                            --------------
Issuance of common stock for cash                                      --              --       5,200,000
Stock options exercised for cash                                       --              --       2,050,000
Stock options granted for services                                     --              --       6,374,468
Public offering expenses                                               --              --        (680,098)
                                                            ----------------------------------------------

BALANCE - June 30, 1996                                       (14,293,416)       (836,047)     10,655,256

COMPREHENSIVE LOSS:
     Net loss of the year                                     (13,685,188)             --     (13,685,188)
     Foreign currency transaction losses net of taxes $ -0-            --        (592,487)       (592,487)
                                                                                            --------------
     TOTAL COMPREHENSIVE LOSS                                          --              --     (14,277,675)
                                                                                            --------------
Issuance of common stock for cash                                      --              --       7,635,692
Stock options exercised for cash                                       --              --         117,530
Issuance of common stock in lieu of interest payment                   --              --         132,950
Beneficial conversion feature of convertible debentures                --              --       1,000,000
Stock options granted as compensation                                  --              --          25,000
Stock options granted for services                                     --              --       1,161,462
Shares to be issued to officers for services                           --              --       1,122,973
Purchase of subsidiary for stock                                       --              --         120,000
                                                            ----------------------------------------------

BALANCE - JUNE 30, 1997                                       (27,978,604)     (1,428,534)      7,693,188

COMPREHENSIVE LOSS:
     Net loss of the year                                     (22,503,109)             --     (22,503,109)
     Foreign currency transaction losses net of taxes $ -0-                       (47,245)         (47,245)
                                                                                            --------------
     TOTAL COMPREHENSIVE LOSS                                          --              --     (22,550,354)
                                                                                            --------------
Issuance of common stock for cash                                      --              --      13,601,876
Stock options exercised for cash                                       --              --         123,370
Shares issued to officers for services                                 --              --              --
Issuance of common stock in lieu of interest payment                   --              --         449,376
Beneficial conversion feature of convertible debentures                --              --       5,738,149
Early extinguishment of Debt                                           --              --        (396,875)
Issuance of common stock for asset purchase                            --              --       1,499,997
                                                            ----------------------------------------------

BALANCE - JUNE 30, 1998                                      $(50,481,713)   $ (1,475,779)   $  6,158,727
                                                            ==============================================

                                       F 7
    The accompanying notes are an integral part of these financial statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

The Company was incorporated under the laws of the State of New York on January 2, 1968 under the name CGS Units Incorporated. On June 6, 1994, the Company merged with Direct Marketing Services, Inc. and changed its name to DMS Industries, Inc. In May of 1995 the Company discontinued the operations then being conducted by DMS Industries, Inc. and acquired all of the outstanding securities of SR Medical AG, a Swiss corporation engaged in the business of manufacturing and selling X-ray equipment, components and accessories. On June 5, 1995 the Company changed its name to Swissray International, Inc. The Company's operations are being conducted principally through its wholly owned subsidiaries, SR Medical Holding AG (known as SR Medical AG until renamed in February 1998), the latter's wholly owned subsidiaries, SR Medical AG (known as Teleray AG until renamed in February 1998), a Swiss corporation, Swissray (Deutschland) Roentgentechnik GmbH (formerly known as SR Medical GmbH), a German limited liability company and Teleray Research and Development AG (a Swiss corporation), as well as through the Company's other wholly owned subsidiaries, SR Management AG (formerly SR Finance AG), a Swiss corporation, Swissray Medical Systems, Inc. (formerly Swissray Corporation), a Delaware corporation, Swissray Healthcare, Inc., a Delaware corporation, and Swissray Information Solutions, Inc., a Delaware corporation and Empower, Inc. (whose assets were substantially sold in June 1998), a New York corporation.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Investments which are recorded on a equity method and have operated at a Loss in excess of equity are carried at a zero value. See Note 9 Investments

BUSINESS ACQUISITION

On April 1, 1997, Swissray International, Inc. exchanged 8,000 shares of common stock at the then quoted market price of $120,000 ($15 per share) for all the outstanding shares of Empower, Inc.The consolidated financial statements presented include the accounts of Empower, Inc.(whose assets were substantially sold in June 1998), from April 1, 1997 (date of acquisition) to June 30, 1998. The acquisition has been accounted under the purchase accounting method. The contract requires the Company to repurchase the 8,000 shares of common stock at $40 per share for a period of one year commencing two years from the date of the contract at the option of the former owner of Empower, Inc. On October 17, 1997, the Company acquired substantially all of the assets and assumed certain liabilities of Service Support Group, LLC (SSG) located in Gig Harbor, Washington pursuant to an asset purchase agreement. The acquisition has been accounted under the purchase accounting method. SSG is in the business of selling diagnostic imaging equipment and related services in markets on the West Coast of the United States. The purchase price consisted of (1) cash in the amount of $621,892, (2) 33,333 shares of the Company's common stock, (3) an amount equal to fifty percent of certain accounts receivable net of certain accounts payable and (4) the assumptions of certain other liabilities. As a result of these transactions, the Company recorded goodwill of $1,933,275. The contract requires the Company to repurchase the 33,333 common shares at $45 per share during the period June 30, 1998 to April 17, 1999 at the option of the former owners of SSG.

REVENUE AND INCOME RECOGNITION POLICIES

The Company maintains its records on the accrual basis of accounting.

Revenues from the sale of products is recorded when the products are shipped, collection of the purchase price is probable and the Company has no significant further obligations to the customer. Cost of remaining insignificant company obligations, if any, are accrued as costs of revenue at the time of revenue recognition.

USE OF ESTIMATES IN THE PREPARATION OF THE FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during this period. Actual results could differ from those estimates

WARRANTY

The company accrues a warranty allowance at the time of sale. The warranty allowance is based upon the companies experience and varies between 0.5 and 2% of the net sales amount.
                                     F 8

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standard No. 107 "Disclosures about Fair Value of Financial Instruments" (SFAS 107) requires the disclosure of fair value information about financial instruments whether or not recognized on the balance sheet, for which it is practicable to estimate the value. Where quoted market prices are not readily available, fair values are based on quoted market prices of comparable instruments. The carrying amount of cash and equivalents, accounts receivable and accounts payable approximates fair value because of the short maturity of those instruments.

CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

INVENTORIES

Inventories are stated at the lower of cost or market, with cost being determined on the first-in, first-out (FIFO) method. Inventory costs include material, labor, and overhead.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets, which are three years for Computers and Telecommunication Equipment, five to ten years for Equipment, Office furniture and Equipment and Office and leasehold improvements and thirty years for Buildings. Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements, or the term of the facility lease.

Expenditures for repairs and maintenance are charged to expense as incurred. The cost of major renewals and betterment's are capitalized and depreciated over their useful lives. Upon disposition, the cost and related accumulated depreciation of property and equipment are removed from the accounts and any resulting gain or loss is reflected in operations.

The Company is required to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with the provisions of Statement of Financial Accounting Standards No.121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" ("SFAS 121"). Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of property, plant, and equipment and intangibles using projected undiscounted future cash flows and operating income for each subsidiary to determined whether material impairment of these assets exists.

INTANGIBLE ASSETS

Excess of cost over fair value of net assets acquired ("goodwill") resulted from the acquisition of Empower and SSG and is being amortized over ten years from the date of acquisition using the straight-line method. Patents and Trademarks are capitalized and are amortized using the straight-line method over their estimated useful lives (10 year).Debt issuance costs are amortized using the straight-line method over the term of the related debts, which range from two to six months. Periods of amortization are evaluated periodically to determine whether later events and circumstances warrant revised estimates of useful lives. At each balance sheet date, the Company evaluates the recoverability of unamortized goodwill based upon expectations of nondiscounted cash flows and operating income. Impairments, if any, would be recognized in operating results if a permanent diminution in value were to occur.

Capitalization of software development costs begins upon the establishment of technological feasibility of new or enhanced software products. Technological feasibility of a computer software product is established when the Company has completed all planning, designing, coding and testing that is necessary to establish that the software product can be produced to meet design specifications including functions, features and technical performance requirements. All costs incurred prior to establishing technological feasibility of a software product are charged to research and development as incurred. The Company amortizes capitalized software development costs over the related sales on a product-by-product basis at the greater of the amount computed using (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues or (b) the straight-line method over the estimated remaining economic life of the software products, generally five to eight years.

All cost incurred by the Company in connection with incorporation of subsidiaries have been capitalized and are being amortized over a period up to 60 months.
                                     F 9

ADVERTISING AND PROMOTION

Advertising and promotion cost are expensed as incurred and included in "Selling Expenses". Advertising and promotion expense for the years ended June 30, 1998, 1997 and 1996 were $ 1,737,935, $ 781,189 and $ 740,044, respectively

RESEARCH AND DEVELOPMENT

Costs associated with research, new product development, and product cost improvements are treated as expenses when incurred.

CONVERTIBLE DEBT

Convertible debt is recorded as a liability until converted into common stock, at which time it is recorded as equity

INCOME TAXES

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

EXPENSES RELATED TO SALES AND ISSUANCE OF SECURITIES

All costs incurred in connection with the sale of the Company's common stock have been capitalized and charged to additional paid-in capital.

NET LOSS PER COMMON SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share", which established new standards for computation of earnings per share. SFAS No. 128 requires the presentation on the face of the income statement of "basic" earnings per share and "diluted" earnings per share.

Basic earnings per share is computed by dividing the net income (loss) available to common shareholders by the weighted average number of outstanding common shares. The calculation of diluted earnings per share is similar to basic earnings per share except the denominator includes dilutive common stock equivalents such as stock options and convertible debentures. Common stock options and the common shares underlying the convertible debentures are not included for the years ended June 30, 1998 ("Fiscal 1998"), June 30, 1997 ("Fiscal 1997") and June 30, 1996 (`Fiscal 1996') as their effect would be anti-dilutive.

ACCOUNTING FOR STOCK OPTIONS

As permitted by Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock Based Compensation", the Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for the Swissray International, Inc. 1996 Non-Statutory Stock Option Plan and the 1997 Stock Option Plan (the "Stock Option Plans"). Accordingly, no compensation cost has been recognized for options granted under the Stock Option Plans except for $1,186,462 for Fiscal 1997, and $6,374,468 for Fiscal 1996 related to the fair value of services rendered in exchange for options granted to consultants. However, the Company has disclosed in Note 16, Shareholders' Equity the pro forma effects had compensation cost been determined based on the fair value of the options, not including the options for which expense has been previously recognized, at the grant date.

RECLASSIFICATIONS

Certain reclassifications have been made to prior year's financial statements to conform to the June 30, 1998 presentation.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of subsidiaries operating in foreign countries are translated into U.S. dollars using both the exchange rate in effect at the balance sheet date or historical rate, as applicable. Results of operations are translated using the average exchange rates prevailing throughout the year. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are included in stockholders equity (Accumulated other comprehensive loss), while gains and losses resulting from foreign currency transactions are included in operations.

                                     F 10

NEW ACCOUNTING PRONOUNCMENTS

The Company will adopt Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") for the year ended June 30, 1999. SFAS No. 131 requires the Company to report selected information about operating segments in its financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The application of the new pronouncement is not expected to have a material impact on the Company's disclosures.

The Company will adopt Statement of Financial Accounting Standards No. 132 ("SFAS No. 132"), "Employers' Disclosures about Pensions and Other Postretirement Benefits" for the year ended June 30, 1999. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. The application of the new pronouncement is not expected to have a material impact on the Company's financial statements.

The Company will adopt Statement of Financial Accounting Standard No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities" for the year ended June 30, 2000. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. The application of the new pronouncement is not expected to have a material impact on the Company's financial statements.

STOCK SPLIT

On October 1, 1998 the Company declared a 1 for 10 reverse stock split. The financial statements for all periods presented have been retroactively adjusted for the stock split.

NOTE 2 - NOTE RECEIVABLE

On June 20, 1996 the Company sold marketable securities for a 5% promissory note in the amount of $962,500 originally due on October 20, 1996 of which $100,000 was paid on December 10, 1996. On January 15, 1997, the Company renegotiated the terms of the unpaid balance. A new note in the amount of $862,500 was renegotiated, with interest at 6% cumulative and payable when the note matures on January 1, 2000. At June 30, 1997, principal payments of $348,857 were received leaving a balance due of $513,643. Interest payments were also paid to June 30, 1997. At June 30, 1998 no payments were received.

NOTE 3 - INVENTORIES

Inventories are summarized by major classification as follows:

                                            June 30,
                                    -----------------------
                                       1998         1997
                                    ----------   ----------
Raw materials, parts and supplies   $7,047,001   $2,632,256
Work in process                        160,064      468,204
Finished goods                         494,080      810,647
                                    -----------------------
                                    $7,701,145   $3,911,107
                                    ==========   ==========

                                     F 11

NOTE 4  - PREPAID EXPENSES AND SUNDRY RECEIVABLES

Prepaid expenses and sundry receivables consist of the following:

                                                         June 30,
                                                  -----------------------
                                                     1998         1997
                                                  -----------------------
Prepaid expenses, deposits and advance payments   $  616,183   $  681,742
Insurance claim for fire damage                      165,655      352,996
Prepaid and refundable taxes                         708,246      888,169
Employee loans                                        11,825       13,231
                                                  -----------------------
                                                  $1,501,909   $1,936,138
                                                  ==========   ==========

NOTE 5  - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                          June 30,
                                                   -----------------------
                                                      1998         1997
                                                   -----------------------
Land and building                                  $4,956,328   $3,022,772
Equipment                                           1,305,092    1,223,572
Office furniture and equipment                        328,258      161,223
Office and leasehold improvements                       1,777      249,160
                                                   -----------------------
                                                    6,591,455    4,656,727
Less:  Accumulated depreciation and amortization      581,077      320,110
                                                   -----------------------
                                                   $6,010,378   $4,336,617
                                                   =======================

Depreciation and amortization expense, for property and equipment, for the years ended June 30, 1998, 1997 and 1996 were $1,077,074, $233,040 and $ 103,176, respectively.

NOTE 6   INTANGIBLE ASSETS

Intangible Assets at June 30, 1998 and 1997 consisted of the following

                                                       June 30,
                                               -----------------------
                                                  1998         1997
                                               -----------------------
Excess of cost over fair value of net assets
 acquired                                      $1,933,275   $  419,837
Licensing                                       4,966,575    4,966.575
Software development cost                         577,210      352,036
Patents and Trademarks                            313,330      260,944
Other                                               8,385        8,385
                                               -----------------------
                                                7,798,775    6,007,777
Less:  Accumulated amortization                 1,715,741      970,091
                                               -----------------------
                                               $6,083,034   $5,037,686
                                               =======================

Amortization expense, for Intangible Assets, for the years ended June 30, 1998, 1997 and 1996 were $1,227,719, $ 537,254, and $ 401,472, respectively.

                                     F 12

NOTE 7 - ACCOUNTS RECEIVABLE - LONG-TERM

The Company sold merchandise to a customer in 1995. In June 1996,the Company renegotiated payment terms with the customer and agreed that the customer would pay the Company approximately $5,000 to $30,000 per month based on usage of the merchandise for a period of 5 years. The amount due the Company at June 30, 1997 was $240,912 after a provision for doubtful collection in the total amount of $814,178. The balance of the account receivable, totaling $ 124,697 was written during Fiscal 1998.

 NOTE 8 - LICENSING AGREEMENT

The Company entered into a licensing agreement in June of 1995 with an unaffiliated individual. The agreement is for an exclusive field-of-use license within the United States and Canada to use the proprietary information, including the patent rights, for certain technology regarding the integration of computer technology with diagnostic x-ray and radiology medical equipment through digital imaging systems. The agreement required a fee of $5,000,000 consisting of $1,200,000 in cash and 66,000 shares of the Company's common stock. The cash payment requirement consisted of $900,000 upon the signing of the agreement and the $300,000 balance due on December 31, 1996. The fee has been discounted at 7.5% for imputed interest of $33,425 resulting in a net capitalized cost of $4,966,575. This agreement is for an indefinite term or until all of the proprietary information becomes public knowledge and the patent rights expire.

The Licensing Agreement is amortized over the related sales on a product-by-product basis at the greater of the amount computed using (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues or (b) the straight-line method over the estimated remaining economic life, generally ten years. At each balance sheet date, the Company evaluates the recoverability of the unamortized License Fee based upon expectations of nondiscounted cash flows and operating income of its US-Operation. Impairments, if any, would be recognized in operating results if a permanent diminution in value were to occur.

NOTE 9 - INVESTMENTS

The Company has made various investments which are recorded on the equity method. These entities have operated at a loss in excess of equity, and therefore, the Company is carrying these investments as follows:

                                                        June 30, 1998          June 30, 1997
                                                        -------------          -------------
                                         Ownership               Carrying                Carrying
                                             %          Cost       Value       Cost        Value
                                         ---------    --------   ---------  ---------  --------

Swissray SR Medical GmbH, Willich            34%      $ 16,892   $     --   $ 16,892   $    --
Swissray Medical, s.r.o., Bratislava         34%         6,757         --      6,757        --
Swissray Medical, s.r.o., Brno               34%         6,757         --      6,757        --
Teleray s.r.o., Willich                      49%        38,403         --     38,403        --
Teleray s.r.o., Brno                         34%         6,757         --      6,757        --
Digitec GmbH, Neuss                          20%        59,641         --     59,641        --
Total                                                 $135,207    $    --   $135,207   $     --
                                                      ========    ========   ========   =======

NOTE 10 - NOTES PAYABLE - BANKS

The Company has negotiated a revolving line-of-credit agreement with Migros Bank of Switzerland, dated March 23, 1998, for up to $1,314,924. The company has also negotiated an agreement for up to $1,314,924 for the issuance of guarantees and letter of credit, both with a commission of 15 % per $ 1,000,000, quarterly while outstanding. There were $ 971,644 outstanding guarantees and $ -0- of letter of credits as of June 30, 1998 The Company also negotiated a fixed line of credit for up to $2,630,000. All lines of credit are based on the Exchange rate in effect on June 30, 1998

The Company had negotiated a line-of-credit agreement with the Union Bank of Switzerland dated July 16, 1996 for borrowing availability up to $ 376,310 in excess of cash balances on deposit with the bank, based on the

                                     F 13
exchange rate in effect on June 30, 1997. As of October 31, 1997, the bank reduced the line of credit to the cash balances on deposit with the bank.

The Company had negotiated a line-of-credit agreement with the Swiss Bank Corporation for up to $1,505,240, based on the exchange rate in effect on June 30, 1997. This line of credit was terminated during Fiscal 1998.

The Company had negotiated a line-of-credit agreement with Cantonal Bank of Lucerne for up to $ 1,368,400, based on the exchange rate in effect on June 30, 1997. The line of credit was terminated during Fiscal 1998.

Empower, Inc., a subsidiary, had negotiated a line-of-credit agreement with the State Bank of Long Island dated October 21, 1996 with a maximum borrowing base of $450,000 as of June 30, 1997. The maximum borrowing base was reduced by $25,000 per quarter beginning January 1, 1997. The full line of credit was terminated during Fiscal 1998. .

Notes payable are summarized as follows:

                                                                      June 30,
                                                               -----------------------
                                                                  1998         1997
                                                               ----------   ----------
Migros Bank revolving line of credit, due on
demand,with interest at 4.75% per
annum, collateralized by certain accounts
receivable                                                     $  408,786   $       --

Migros Bank, on demand with six week notice,
with interest at 4 % per annum,
collateralized by land and
building                                                        2,630,000           --

Union Bank of Switzerland, due on demand, with
interest at 8% per annum, collateralized by the
cash on deposit at Union Bank of Switzerland and
certain accounts receivable. Cash balances on deposit
at Union Bank of Switzerland at June 30, 1998 and 1997
were $627,625 and $2,805,747, respectively                        512,305    1,421,075


Swiss Bank Corporation, due on demand, with interest
 at 5.25% per annum, collaterized by the cash on
deposit at Swiss Bank Corporation and accounts
receivable of $ -0- and $ 853,065 as of June 30,
1998 and 1997, respectively. . Cash balances on deposit at
Swiss Bank Corporation at June 30, 1997 were $106,007                  --      695,231

State Bank of Long Island, due on demand, with
interest at prime plus 2.25%, (prime rate as June 30,
1997 was 8.5.%) collateralized by the assets of Empower,
Inc. and guaranteed by the Company Total assets of
Empower, Inc. were $1,983,502 at June 30, 1997                         --      350,000

Cantonal Bank of Lucerne, on demand with three months notice, with interest at 5.25% payable quarterly, collateralized
by land and building                                                   --    1,368,400
                                                               ----------   ----------
                                                               $3,551,091   $3,834,706
                                                               ==========   ==========

                                     F 14

NOTE 11 - LOAN PAYABLE

The Company has negotiated a 5% demand loan from a private foundation fund. The loan balance payable at June 30, 1998 and 1997 was $125,029 and $133,008 respectively. Interest expenses for the years ended June 30, 1998, 1997 and 1996 were $3,223, $16,258 and $ -0-, respectively.

NOTE 12 - DUE FROM STOCKHOLDERS

The Company made unsecured advances to its former Chairman of the Board of Directors (a principal stockholder) during the year ended June 30, 1997 requiring interest at 6% per annum. The balance at June 30, 1997 was $69,587 and by June 30, 1998 had been repaid. Interest charged to the stockholder for the year ended June 30, 1997 was $3,460. No interest had been charged to the stockholder for the year ended June 30, 1998 because repayment took place on July 1, 1997.

NOTE 13 - DUE TO STOCKHOLDERS AND OFFICERS

In June 1997, the President of the Company (a principal stockholder) made non-interest bearing advances to the Company in the amount of $5,862. The amount of the non-interest-bearing advance for June 30, 1998 was $2,207

Prior to the acquisition of Empower, Inc., the president of Empower, Inc. advanced that company funds for operating expenses at 8.25% interest. As part of the acquisition, the Company agreed to continue to pay this obligation. The balance due the stockholder of the Company at June 30, 1997 was $112,013 including unpaid interest of $25,695. Interest payable to the stockholder for the period from April 1, 1997 (date of acquisition) to June 30, 1997 was $2,315. The whole amount was repaid during Fiscal 1998. The balance at June 30, 1998 was $0

An officer of Swissray Corporation made non-interest bearing advances to the subsidiary for operating expenses during 1997. The balance due at June 30, 1997 was $21,951. The amount was repaid and the balance was $0 at June 30, 1998.

Pursuant to agreements between the President of the Company and the Company, dated as of December 1996 and June 1997, the Company incurred additional compensation to the officer payable as 48,259 shares with a fair value of $1,122,973. The compensation was in consideration of the officer's agreement for the cancellation of 1,608,633 shares of common stock held by the officer or companies controlled by him which allowed the Company to maintain a sufficient number of shares of common stock to meet certain obligations of the Company to issue common stock and to permit certain financings prior to the increase in the number of authorized shares of common stock from 15,000,000 to 30,000,000 shares. The shares were issued by the Compny on July 22, 1997 and at June 30. 1997 are recorded as "Common Stock to be Issued to Officer" in the equity section of the balance sheet.

NOTE 14 - CONVERTIBLE DEBENTURES

Convertible debentures consist of the following:

                                                                                            June 30,
                                                                                       1998           1997
                                                                                   -----------    -----------
Convertible debenture dated April 28, 1997 and due April 28, 1998 with interest at 6% per annum. The principle shall be convertible into common shares one year from the issue date of the note at the greater of eighty (80%) percent of bid price or $2.50 per share on the date of conversion. Interest due on the
note shall similarly be paid in common stock at the time of conversion             $         0    $ 2,000,000


Convertible debenture dated May 15, 1997 and due May 15, 2000 with interest at 6% per annum. The debentures are convertible into common shares at a price equal to eighty (80%) of the average closing bid price for the five (5) trading days preceding the date of conversion. One-half of the debentures are convertible at the earlier of a registration effective date or August 7, 1997.

                                     F 15

The remainder are convertible 30 days thereafter. Any debenture not so converted is subject to mandatory conversion on May 15, 2000 Debt issuance cost was
$327,310, beneficial conversion feature was $500,000                                         0      2,000,000


Convertible debenture dated June 13, 1997 and due June 13, 2000 with interest at 6% per annum. The debentures are convertible into common shares at a price equal to eighty (80%) of the average closing bid price for the five (5) trading days preceding the date of conversion. One-half of the debentures are convertible at the earlier of a registration effective date or September 13,
1997. The remainder are convertible 30 days thereafter. Any debenture not so converted is subject to mandatory conversion on June 13, 2000. Debt
issuance cost was $308,575, beneficial conversion feature was $500,000                       0      2,000,000

Convertible debenture dated December 11, 1997 and due December 11,
1999 with interest at 8% per annum. The debentures are convertible into common shares at a price equal to seventy five (75%) of the average closing bid price for the five (5) trading days preceding the date of conversion. Twenty five percent (25%) of the debentures are convertible at the earlier of a registration effective date or March 21, 1998. Additionally twenty five percent (25%) of the debentures are convertible at the earlier of 30 days after the effective date of the Registration Statement or April 20, 1998. Additionally twenty five percent
(25%) of the debentures are convertible at the earlier of 60 days after the effective date of the Registration Statement or May 20, 1998. The remaining twenty five percent (25%) are convertible at the earlier of 90 days after the effective date of the Registration Statement or June 20, 1998. Any debenture not so converted is subject to mandatory conversion on December 11, 1999. Debt
issuance cost was $690,000, beneficial conversion feature was $1,949,428               145,969              0


Convertible debenture dated March 14, 1998 and due March 14, 2000 with interest at 6% per annum. The debentures are convertible into common shares at a price equal to eighty (80%) of the average closing bid price for the ten (10) trading days preceding the date of conversion. All of the debentures are convertible at the earlier of a registration effective date or May 14, 1998. Any debenture not so converted is subject to mandatory conversion on March 14, 2000 On July 21,
1998 and August 13, 1998 a total of $1,500,000 was converted into 484,254 shares. On August 31, 1998 the amount of $3,000,000 was refinanced (See Note
25 - Subsequent Events) Debt issuance cost was $615,000, beneficial conversion
feature was $857,500                                                                 5,500,000              0


Convertible debenture dated June 15, 1998 and due June 15, 2000 with interest at 6% per annum. The debentures are convertible into common shares at a price equal to eighty (80%) of the average closing bid price for the ten (10)
trading days preceding the date of conversion. All of the debentures are convertible at the earlier of a registration effective date or August 15, 1998
Any debenture not so converted is subject to mandatory conversion on June 15,
2000. Debt issuance cost was $240,000, beneficial conversion feature was $420,436    2,000,000              0
                                                                                   -----------    -----------
                                                                                     7,645,969      6,000,000
Less discount due to beneficial conversion features,  net of accumulated
amortization of $105,109 and $310,559 respectively                                    (315,327)      (689,441)
                                                                                   -----------    -----------
                                                                                   $ 7,330,642    $ 5,310,559
                                                                                   ===========    ===========

The Company is currently in violation of certain covenants in their debenture agreements. Such covenants have been waived by the holders.



                                     F 16

NOTE 15 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                        June 30,
                                                                                  --------------------
                                                                                     1998       1997
                                                                                   --------   --------
Note payable - Edward Coyne, in weekly installments of $817, including principal
and interest at 8% per annum, maturing on October 9, 2002                          $153,603   $182,617


Note payable - Thatcher Company of New York, in monthly installments of $855, including interest at 10.25% per annum, maturing on October 3, 2001, collateralized by various x-ray chemical mixing machines. The full note was
assumed by the purchaser of Empower during Fiscal 1998                                   --     35,623


Note payable - Union Bank of Switzerland, related to the acquisition of equipment sold to a customer (see Accounts Receivable -Long-Term), in monthly installments of $12,589 With imputed interest at 6.0% per annum, maturing on
September 30, 2000                                                                  335,062    450,417

Capitalized leases related to the acquisition of various computer and office equipment in payable monthly installments over periods ranging up to June 4,
2001 with interest imputed at rates ranging from 9.1% to 28.3%. These leases are
collaterlized by the specific equipment                                              13,377     30,747

Note payable - Dr. Zeman-Wiegand Helga,
due on demand, requires interest only
payments at 7% per annum with no current
amortization required. The note was repaid during Fiscal 1998                            --     68,420

Capitalized leases related to the acquisition of various computer and office equipment in monthly installments over periods ranging up to April 2001 with interest imputed at rates ranging from 18% - 21%. These leases are collaterlized
by the specific equipment                                                           172,378         --
                                                                                   --------   --------
                                                                                    674,420    767,824
Less:  Current portion                                                             (233,746)  (243,135)
                                                                                   --------   --------
                                                                                   $440,674   $524,689
                                                                                   ========   ========

The aggregate long-term debt principal payment are as follows:

Years Ending
 June 30,
-----------
1999              $233,746
2000               247,275
2001               142,154
2002                40,006
2003                11,239
                  --------
                  $674,420
                  ========

                                     F 17

NOTE 16 - SHAREHOLDERS' EQUITY

Authorized Shares

On March 12, 1997, the Company amended its certificate of incorporation to change the number of authorized common shares from 15,000,000 to 30,000,000 of $.01 par value common shares. On December 26, 1997, the Company amended its certificate of incorporation to change the number of authorized common shares from 30,000,000 to 50,000,000 of $.01 par value common shares.

The Company's outstanding shares of common stock of $.01 par value at June 30, 1998 and 1997 were 4,142,622 and 1,969,443, respectively.

Common Stock

The Company issued 2,030,588 shares for $13,725,246 for the year ended June 30, 1998 (including 16,900 shares for $123,370 issued under stock option plan) and 535,876 shares for $7,753,222 (including 16,100 shares for $117,530 issued under stock option plan) for the year ended June 30, 1997 and 215,000 shares for $7,250,000 (includes 105,000 shares for $2,050,000 issued under stock option plan) for the year ended June 30, 1996.

Stock Option

The Stock Option Plans provide for the grant of options to officers, directors, employees and consultants. Options may be either incentive stock options or non-qualified stock options, except that only employees may be granted incentive stock options. The maximum number of shares of Common Stock with respect to which options may be granted under the Stock Option Plans is 500,000 shares. Options vest at the discretion of the Board of Directors. All options granted in 1997 and 1996 vested immediately. The maximum term of an option is ten years. The 1996 Stock Option Plan will terminate in January, 2006, though options granted prior to termination may expire after that date. The 1997 Stock Option Plan will terminate at the discretion of the Board of Directors. In Fiscal 1998. there were no grants or vesting of stock options. In Fiscal 1997 and 1996, had compensation cost for the Stock Option Plans been determined based on the fair value at the grant dates for awards under the Stock Option Plans, except for grants to consultants for which compensation expense has been recognized consistent with the method of SFAS No. 123, as discussed in Note 1, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:


                          Fiscal 1997                Fiscal 1996
                          ------------------------   ------------------------
                                As         Pro            As           Pro
                            Reported      Forma        Reported       Forma
                          ----------    ----------    ----------   ----------
Net loss (in thousands)   $  (13,685)   $  (13,959)   $   (8,266)  $   (8,365)
Basic and diluted
 net loss per share       $    (8.65)   $    (8.82)   $    (6.37)  $    (6.45)

The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing method with the following weighted average assumptions used for grants.

                             1997       1996
                           -------    -------
Dividend yield                   0%         0%
Expected volatility           61.6%      23.1%
Risk-free interest rate       6.25%      6.25%
Expected lives, in years         1          1

A summary of the weighted-average fair market values and weighted-average exercise prices, both as of the date of grant, is presented below. No options were granted in Fiscal year 1998.

                                     F 18

                                    1997                       1996
                                    --------     --------      --------    -------
                                    Weighted     Weighted      Weighted    Weighted
                                    Average      Average       Average     Average
                                    Fair         Exercise      Fair        Exercise
                                    Value        Price         Value       Price
                                    --------     -------       ------      ------
Options granted above fair value    $  -         $   -         $ 7.20      $48.90
Options granted below fair value    $22.80       $ 7.60        $29.20      $21.60

A summary of the status of the Stock Option Plans at June 30, 1998, 1997 and 1996 and the changes during the years then ended is presented below:

                                       1998                          1997                       1996
                                       ------------------------      ----------------------     -----------------------
                                       Weighted                      Weighted                   Weighted
                                       Shares          Average       Shares        Average      Shares        Average
                                       Underlying      Exercise      Underlying    Exercise     Underlying     Exercise
                                       Options         Price         Options       Price        Options        Price
                                       --------        --------      ---------     --------     --------       --------
Outstanding at beginning of year        318,000        $  23.40      238,500       $  25.20            0       $     --
Granted                                      --        $     --       79,500       $  17.80      238,500       $  25.20
Exercised                               (16,900)       $   7.30
Outstanding at end of year              301,100        $  24.30      318,000       $  23.40      238,500       $  25.02
                                        ========       ========      =========     ========     ========       ========
 Exercisable at end of year             301,100        $  24.30      318,000       $  23.40      238,500       $  25.20
                                        ========       ========      =========     ========     ========       ========

The following table summarizes information about stock options under the Stock Option Plans at June 30, 1998:

                         Options Outstanding                            Options Exercisable
                         -------------------                            -------------------
                                        Weighted
                                        Average      Weighted                       Weighted
                                        Remaining    Average                        Average
    Range of          Number            Contractual  Exercise       Number          Exercisable
 Exercise Price       Outstanding       Life         Price          Exercisable     Price
 --------------       -----------       -----------  ---------      ------------    -----------
$ 7.30 - $ 10.00        40,100           8.4         $   8.00        40,100         $   8.00
$20.00 - $ 40.00       227,500           7.8         $  22.10       227,500         $  22.10
$47.50 - $ 65.00        33,500           7.5         $  58.70        33,500         $  58.70
                       -------                                      -------
                       301,100                                      301,100
                       =======                                      ========

NOTE 17 - DEFINED CONTRIBUTION PLANS

The Swiss and German Subsidiaries, mandated by government regulations, are required to contribute approximately five (5%) percent of all eligible, as defined, employees' salaries into a government pension plan. The subsidiaries also contribute approximately five (5%) percent of eligible employee salaries into a private pension plan. Total contributions charged to operations for the years ended June 30, 1998, 1997 and 1996, were $ 347,854, $274,009 and $198,722, respectively.

Effective March 1, 1992, Empower, Inc., a U.S. subsidiary, adopted a qualified 401(k) retirement plan for the benefit of all its employees. Under the plan, employees can contribute and defer taxes on compensation contributed. The subsidiary matches, within prescribed limits, the contributions of the employees. The subsidiary also has the option to make an additional contribution to the plan. The subsidiary's contribution to the plan for the period April 1, 1997 (date of acquisition) to June 30, 1998 and 1997 was $ 10,260 and $4,185, respectivly.

                                     F 19

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

NOTE 18 - OTHER INCOME (EXPENSES)

                                                                      Year Ended June 30,
                                                        1998              1997              1996
                                                    ----------        ----------        ----------
Interest income                                     $   58,902        $   68,950        $  131,166
Interest income - stockholder and officer                   --             4,351            12,530
Foreign currency income                                (87,148)          484,846           377,587
Miscellaneous income                                    60,648             6,833               512
Loss from investments                                       --          (246,217)               --
Loss on sale of certain asset and Liabilities          313,629                --                --
Licensing income                                            --                --          482,138
                                                    ----------        ----------        ----------

TOTAL OTHER INCOME (EXPENSES)                       $ (281,227)       $  318,763        $1,003,933
                                                    ==========        ==========        ==========

NOTE 19 - INCOME TAXES

Deferred income tax assets as of June 30, 1998 of $9,500,000 as a result of net operating losses, have been fully offset by valuation allowances. The valuation allowances have been established equal to the full amounts of the deferred tax assets, as the Company is not assured that it is more likely than not that these benefits will be realized.

A reconciliation between the statutory United States corporate income tax rate (34%) and the effective income tax rates based on continuing operations is as follows:

                                                              Year Ended June 30,
                                                -------------------------------------------------
                                                    1998               1997               1996
                                                -----------        -----------        -----------
Statutory federal income tax (benefit)          $(7,754,000)       $(4,101,913)       $(3,077,078)
Foreign income tax (benefit) in
           excess of domestic rate                  543,000            509,203           (325,715)
Benefit not recognized on operating loss          5,111,000          2,816,057          3,038,145
Permanent, timing and other differences           2,100,000            886,886                 --
                                                -----------        -----------        -----------

                                                  $    -0-         $   110,223        $  (364,648)
                                                ===========        ===========        ===========

Net operating loss carryforwards at June 30, 1998 were approximately as follows:

United States (expiring through June 30, 2013)       $15,200,000
Switzerland (expiring through June 30, 2008)          15,600,000
                                                     -----------
                                                     $30,800,000
                                                     ===========

The income tax related to the extraordinary gain on sale of marketable securities was approximately $343,000 for the year ended June 30, 1996.

                                     F 20

No income tax benefit has been recognized related to the extraordinary loss incurred as a result of fire damage or the year ended June 30, 1997.

NOTE 20 - EXTRAORDINARY ITEMS

In June of 1996, the Company sold marketable securities for $962,500, at a cost of $200,000, resulting in an extraordinary gain of $419,500 ($ 0.32 per share), net of income taxes of approximately $343,000.

On April 12, 1997, the Company sustained significant fire damage at a leased production and office facility in Hochdorf, Switzerland, resulting in an extraordinary loss, net of insurance proceeds, of $387,514 ($ 0.24) per share), net of income taxes of $-0-.

On July 31, 1997 the Company refinanced Convertible debentures issued in May and June 1997. A gain on extinguishment of debt of $154,212 resulted from that transaction net of income taxes of $-0-.

In December, 1997 the Company refinanced part of the Convertible debentures issued in August 1997. A gain on extinguishment of debt of $150,711 resulted from that transaction net of income taxes of $-0-.

Note 21  SIGNICIANT CUSTOMER AND CONCENTRATION OF CREDIT RISK

The company sells its products to various customers primarily in Europe and USA. The company performs ongoing credit evaluations on its customers and generally does not require collateral. Export sales are usually made under letter of credit agreements. The company establishes reserves for expected credit losses and such losses, in the aggregate, have not exceeded management's expectations.

The company maintains its cash balances with major Swiss, United States and German financial institutions. Funds on deposit with financial institutions in the United States are insured by the Federal Deposits Insurance Corporation ("FDIC) up to $ 100,000.

During the years ended June 30, 1998. 1997 and 1996 there were sales to four customers that exceeded 10% of net consolidated sales. Sales to these customers were: 1998 customer A, $ 0 (0%), customer B $7,647,354 (33%), customer C $0 (0%)
and customer D $1,209,390 (5%); 1997 customer A , $0 (0%), customer B $ 1,899,084 (14%) customer C $0 (0%) and customer D $2,389,613 (18%); 1996 customer A $1,603,631 (15%), customer B $1,505,954 (14%), customer C $1,390,308
(13%) and customer D $0 (0%) The company operates in a single industry segment, providing x-ray medical equipment.

The Company derives all of its revenues from its subsidiaries located in the United States, Switzerland and Germany. Sales by geographic areas for the years ended June 30, 1998, 1997 and 1996 were as follows:.

                                                              1998              1997             1996
         United States                                        $ 9,127,569       $  2,000,608     $          0
         Switzerland                                           12,851,115          2,184,161        2,002,374
         Germany                                                  914,294          1,393,072        4,976,503
         Other export sales                                            --          7,573,860        3,920,345
                                                              -----------       ------------     ------------
         Total                                                $22,892,978       $ 13,151,701     $ 10,899,222



The following summarizes identifiable assets by geographic area:

June 30,

                                                                   1998           1997                1996
         United States                                        $  8,075,151     $ 2,008,307      $         --
         Switzerland                                            17,454,379      22,031,388        18,129,362
         Germany                                                   385,067         748,539           664,076
                                                              ------------      -----------      -----------
                                                              $ 25,914,597     $24,788,234      $ 18,793,438
                                                              ============      ===========      ===========

                                     F 21

The following summarizes operating losses before provision for income tax:


June 30,

                                                              1998              1997             1996
         United States                                        $(13,962,842)     $(   175,254)    $         --
         Switzerland                                           ( 8,803,842)      (12,678,800)      (8,986,555)
         Germany                                                   (42,184)         (333,397)         (63,673)
                                                              ------------      ------------     ------------
                                                              $(22,808,032)     $(13,187,451)    $ (9,050,228)
                                                              ============      ============     ============

NOTE 22 - COMMITMENTS

The Company leases various facilities and vehicles under operating lease agreements expiring through September 2003. The company has excluded all vehicle leases in its presentation because they are deemed to be immaterial. The facilities lease agreements provide for a base monthly payment of $22,285 per month. Rent expense for the years ended June 30, 1998, 1997 and 1996 was $324,726, $ 297,926 and $ 242,658 respectively Future minimum annual lease payments, based on the exchange rate in effect on June 30, 1998, under the facilities lease agreements are as follows: 1999 $267,422, 2000 $173,549, 2001 $162,526, 2002 $166,995, 2003 $137,994, Thereafter $0

On January 1, 1996, the Company entered into a long term purchase agreement with a major vendor to supply the camera module for a product the Company sells. At June 30, 1998, future minimum payments under this contract, which is cancelable with four months notice, are as follows: 1999 $ 7,717,921. The Company's total purchases under this agreement was for the year ended June 30, 1998 $1,685,611 respectively for the year ended June 30, 1997 $ 1,534,646.--. Due to a change of the production plant of its vendor from Europe to the USA this contract is presently in process to be renegotiated. The company believes that the outcome of this renegotiations will have a positive impact to lower the existing commitments into the future.

The Company has employment agreements with six of its executives. Minimum compensation under these agreements are as follows:

         Year Ended
         ----------
         June 30, 1999                 $  963,000
         June 30, 2000                    843,000
         June 30, 2001                    500,000
         June 30, 2002                    273,000
         June 30, 2003                    147,000
                                       ----------
                                       $2,726,000
                                       ==========

NOTE 23 - LITIGATION

In October 1997, the Registrant and Swissray Healthcare, Inc. were served with a complaint by a company engaged in the business of providing services related to imaging equipment alleging that defendant

                                     F 22
received benefits from breach of fiduciary duties and contract obligations and misappropriation of trade secrets by certain former employees of such competitor. Such company also obtained a temporary restraining order against the Registrant and Swissray Healthcare, Inc. On November 10, 1997, the Court denied a Motion for a preliminary injunction and the temporary restraining order was vacated. On December 1, 1997 and January 30, 1998 the Registrant answered the Complaint and Amended Complaint respectively by denying the allegations contained therein. The Plaintiff in such action (on December 2, 1997) filed a Motion to reargue and renew its prior denied Motion for a Preliminary Injunction and such Motion was (by Order and Decision dated June 17, 1998) denied. The Company denied the allegations, vigorously defended the litigation and thereafter settled such litigation and all outstanding matters with respect thereto for $60,000 in July 1998.

Dispute with Gary J. Durday ("Durday"), Kenneth R. Montler ("Montler") and Michael E. Harle ("Harle"). On July 17, 1998, two legal proceedings were commenced by Swissray, and two of its subsidiaries against Durday, Montler and Harle. Harle and Montler are former Chief Executive Officers of Swissray Medical Systems Inc. and Swissray Healthcare Inc., respectively, and Durday is the former Chief Financial Officer of both of those companies. Each of them was employed pursuant to an Employment Agreement dated October 17, 1997. In addition these three individuals were owners of a company by the name of Service Support Group LLC ("SSG"), the assets of which were sold to Swissray Medical Systems Inc. pursuant to an Asset Purchased Agreement dated as of October 17, 1997. whereby Messrs. Durday, Montler and Harle received, among other consideration 33,333 shares of the Company's common stock, together with a put option entitling these individuals to require Swissray to purchase any or all of such shares at a purchase price equal to $ 45.00 per share (on or after June 30, 1998 and until April 16, 1999, subject to certain adjustments set forth in the Asset Purchase Agreement).

On July 17, 1998, Swissray and its subsidiaries, Swissray Medical Systems Inc. and Swissray Healthcare Inc. commenced an arbitration proceeding before the American Arbitration Association in Seattle, Washington (Case No. 75 489 00196
98) alleging that Messrs. Durday, Montler and Harle fraudulently induced Swissray and its subsidiaries to enter into the above referenced Asset Purchase Agreement and otherwise breached that Agreement. The relief sought in the arbitration proceeding is the recovery of damages suffered as a result of this alleged wrongful conduct and a rescission of the put option provided for in the Asset Purchase Agreement. Messrs. Durday, Montler and Harle responded to the allegations made in the arbitration proceeding and asserted counterclaims against Swissray and its subsidiaries claiming a breach by them of their obligations under the Asset Purchase Agreement and other relief.

The current status with respect to this matter is that an arbitration has been selected, but no date has yet been set for a hearing.

In addition to the above referenced arbitration proceeding, Swissray and its subsidiaries commenced an action against Messres Durday, Montler and Harle in the Supreme Court of the State of New York, County of New York (Index 603512/98), alleging that these individuals breached the obligations undertaken by them in their respective Employment Agreements. Messrs. Durday Montler and Harle have removed this action to the United States District Court for the Southern District of New York (File No. 98 Civ. 5895; Judge McKenna), where it is now pending. Counsel for Messrs. Durday, Montler and Harle have since acknowledged that the action was improperly removed to federal court and have agreed to remand that action to the Supreme Court of the State of New York, County of New York. Counsel for Messrs. Durday, Montler and Harle have also indicated that it is their intention to attempt to dismiss or stay the New York action in order to have the issues raised in the action consolidated with the issues to be determined in the American Arbitration Association proceeding, but no formal action has been taken in that regard.

While the above may be considered to be in its early stage of litigation or arbitration as indicated, it is the Company's management's intention to contest each of these matters vigorously since Swissray believes that its claims are meritorious, and that it has meritorious defenses to the claims asserted against them.

NOTE 24 - RESTRUCTURING

During the year ended June 30, 1998 the Company recorded restructuring charges of $500,000, as a result of its decision to relocate two facilities. The charges consist primarily of the present value of the remaining lease obligations of those facilities.

                                     F 23

NOTE 25 - SUBSEQUENT EVENTS

On August 31, 1998 the Company issued $3,832,849 aggregate principal amount of 5% convertible debentures (the "Convertible Debentures") including a 25% premium and accrued interest, convertible into Common Stock of the Company. The Company did not receive any cash proceeds from the offering of the Convertible Debentures. The full amount was paid by investors to holders of the Company's Convertible Debentures issued on March 14, 1998 holding $3,000,000 of such Convertible Debentures as repayment in full of the Company's obligations under such Convertible Debentures. During the same period the Company issued $2,311,000 aggregate principal amount of 5% Convertible Debentures, convertible into Common Stock of the Company. After deducting fees, commissions and escrow fees in the aggregate amount of $311,000 the Company received a net amount of $2,000,000. The face amount of both Convertible Debentures are convertible into shares of Common Stock of the Company commencing March 1, 1998 at a conversion price equal to the lesser of 82% of the average closing bid price for the ten trading days preceding the date of the conversion or $1.00. Any Convertible Debentures not so converted are subject to mandatory conversion by the Company on the 24th monthly anniversary of the date of issuance of the Convertible Debentures.

Subsequent to the closing of the Company's June 30, 1998 fiscal year, the Company held a Special Meeting of Stockholders on August 31, 1998, at which time Company stockholders were asked to consider and act upon proposals to (1) reverse stock split the currently issued and outstanding shares of Company Common Stock on the basis of no less than 1 : 4 and no greater than 1 for 10; the exact number, (if any) within such parameter to be determined by the Board of Directors in its discretion and (2) authorize the creation of a class of Preferred Stock. The number of shares of Common Stock voted at the Special Meeting approximated 75 % of all issued and outstanding securities as of the record date and approximately 88 % of those shares voted in favor of the aforesaid reverse stock split proposal (while the Company did not receive a sufficient number of affirmative votes for the creation of a class of Preferred Stock).

On October 6, 1998 the Company issued $2,940,000 aggregate principal amount of 5% convertible debentures (the "Convertible Debentures") including $540,000 repurchase of stock, convertible into Common Stock of the Company. After deducting fees, commissions and escrow fees in the aggregate amount of $300,000 the Company received a net amount of $2,100,000. The face amount of the Convertible Debentures is convertible into shares of Common Stock of the Company any time after the closing date at a conversion price equal to the lesser of 82% of the average closing bid price for the ten trading days preceding the date of the conversion or $1.00. Any Convertible Debentures not so converted are subject to mandatory conversion by the Company on the 24th monthly anniversary of the date of issuance of the Convertible Debentures.

NOTE 26 - RESTATEMENT

The accompanying financial statements have been restated to properly record the accounting treatment of certain benefical conversion features and debt issuance costs of convertible debentures issued during the year ended June 30, 1997, the accounting for the value of stock options granted during the years ended June 30, 1997 and 1996, and the accounting for the value of common stock to be issued to an officer as additional compensation during the year ended June 30, 1997.

The effect of such restatements on the Company's 1997 and 1996 financial statements follow:


                                                        1997                                            1996
                                      -----------------------------------------       -----------------------------------------
                                         As                               As             As                               AS
                                      Reported       Adjustments       Restated       Reported       Adjustments       Restated
                                      --------       -----------       --------       --------       -----------       --------
Balance Sheet Adjustments
 Assets                              $24,352,915    $  435,319        $24,788,234     $18,793,438    $        --     $18,793,438
 Liabilities                          17,784,487      (689,441)        17,095,046       8,138,182             --       8,138,182
 Stockholders' equity                  6,568,428     1,124,760          7,693,188      10,655,256             --      10,655,256

Statement of Operations
 Adjustments
  Operating expenses                 $15,165,898    $2,284,435        $17,450,333     $ 8,591,679    $ 6,374,468     $14,966,147
  Other income (expenses)                 67,720      (511,125)          (443,405)        810,003             --         810,003
  Loss from operations               (10,502,114)   (2,795,560)       (13,297,674)     (2,311,112)    (6,374,468)     (8,685,580)
  Net loss                           (10,889,628)   (2,795,560)       (13,685,188)     (1,891,612)    (6,374,468)     (8,266,080)

  Net loss per common share basic    $      (.69)   $     (.17)       $      (.86)    $      (.15)   $      (.49)    $      (.64)




                                     F 24

Stockholders' equity has been restated to reflect the following:

                                                Additional          Accumulated
                                              Paid-in Capital         Deficit
                                              ---------------       -----------

As originally reported, June 30, 1996         $19,268,400          $ (7,918,948)
Value of stock options granted                  6,374,468            (6,374,468)
                                              -----------          -------------
As restated, June 30, 1996                    $25,642,868          $(14,293,416)
                                              ===========          =============

As originally reported, June 30, 1997         $26,608,594          $(18,808,576)
Effect of 1996 restatement                      6,374,468            (6,374,468)
                                              -----------          -------------
                                               32,983,062           (25,183,044)


Beneficial conversion feature                   1,000,000              (310,559)
Debt issuance cost                                635,885              (200,566)
Value of stock options granted                  1,161,462            (1,161,462)
value of common stock to be issued                     --            (1,122,973)
                                              -----------          -------------
                                              $35,780,409          $(27,978,604)
                                              ===========          =============


NOTE 27 - UNAUDITED PROFORMA CONDENSED COMBINED STATEMENT OF OPERATIONS

The following unaudited proforma condensed combined statements of operations for the years ended June 30, 1998 and 1997 give retroactive effect of the acquisition of Empower, Inc. on April 1, 1997 and SSG on October 17, 1997, which has been accounted for as a purchase. The unaudited proforma condensed combined statements of operations give retroactive effect to the foregoing transaction as if it had occurred at the beginning of each year presented. The proforma statements do not purport to represent what the Company's results of operations would actually have been if the foregoing transactions had actually been consummated on such dates or project the Company's results of operations for any future period or date.

The proforma statements should be read in conjunction with the historical financial statements and notes thereto.

                           SWISSRAY INTERNATIONAL, INC
  UNAUDITED PROFORMA CONDENSED COMBINED CONSOLIDATED STATEMENT OF OPERATIONS
               FOR THE YEAR ENDED JUNE 30, 1998 AND JUNE 30, 1997

                                                                                      Year Ended June 30
                                                                                      ------------------
                                                                                   1998               1997
                                                                              ------------       ------------
Revenues                                                                      $ 23,837,000       $ 21,223,000
Loss before extraordinary items                                                (21,963,000)       (13,568,000)
Net loss                                                                       (22,403,000)       (13,956,000)
Loss per share                                                                       (8.33)             (8.79)
Weighted average number of shares outstanding                                    2,690,695          1,587,757

It was not practicable to include information for SSG for the year ended June 30, 1997

                                     F 25

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         No disagreements with accountants on accounting and financial disclosure matters existed during the Company's fiscal year ended June 30, 1998. See also Item 14 (e)(i) regarding change of auditors.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below is certain information concerning each director and executive officer of Swissray International, Inc. (the "Registrant" or the "Company"), including age, position(s) with the Registrant, present principal occupation and business experience during the past five years.

Ruedi G. Laupper            48   Chairman of the Board of Directors, President and Chief Executive Officer
Josef Laupper               53   Director and Secretary
Dr. Sc. Dov Maor            51   Director and Member of the independent Audit Committee
Dr. Erwin Zimmerli          51   Director and Member of the independent Audit Committee
Ueli Laupper                28   Director and Vice President International Sales
Erich A. Kalbermatter       42   Chief Operating Officer
Herbert Laubscher           32   Chief Financial Officer and Treasurer


         Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and have qualified.

         Ruedi G. Laupper has been President, Chief Executive Officer and a director of the Registrant since May, 1995 and Chairman of the Board of Directors since March 1997. In addition, he is Chairman of the Board of Directors and President of the Company's principal operating subsidiaries. Ruedi
G. Laupper is the founder of the predecessors of the Company and was Chief Executive Officer of SR-Medical AG until May 1995. He has approximately 23 years of experience in the field of radiology.

         Josef Laupper has been Secretary, Treasurer (until January 1998) and a director of the Registrant since May, 1995 (with the exception of not having served as Secretary from December 23, 1997 to February 23, 1998). He has held comparable positions with SR-Medical Holding AG, SR Medical AG and their respective predecessors since 1990. He is principally in charge of the Company's administration. Josef Laupper has approximately 19 years of experience within the Medical device business.

         Dr. Sc. Dov Maor was appointed as a member of the Registrant's Board of Directors and a member of its Independent Audit Committee effective March 26, 1998. Dr. Sc. Maor currently holds the position of Chief Scientist of the Advanced Technology Center of Elscint, Haifa. Dr. Sc. Dov Maor is well experienced in the field of Nuclear Medicine and medical imaging and has been employed for over 10 year in a leading position in Research & Development. Additionally, he was working in conjunction with the Max Planck Institute for Nuclear Physics in Heidelberg within his field of experience. In addition to his technical knowledge, Dr. Sc. Dov Maor is experienced in the commercial sector of the industry.

         Dr. Erwin Zimmerli has been a director of the Company since May, 1995 and since January 1998, a member of the Registrant's Independent Audit Committee. Since receiving his Ph.D. degree in law and economics from the University of St. Gall, Switzerland in 1979, Dr. Zimmerli has served as head of the White Collar Crime Department of the Zurich State Police (1980-86), as an expert of a Swiss Parliamentary Commission for penal law and Lecturer at the Universities of St. Gall and Zurich (1980-87), Vice President of an accounting firm (1987-1990) and Executive Vice President of a multinational aviation company (1990-92). Since 1992 he has been actively engaged in various independent consulting capacities primarily within the Swiss legal community.

         Ueli Laupper has overall Company responsibilities in the area of international marketing and sales with approximately eight years of experience within the international X-ray market. He has been Vice President of International Sales since March, 1997 and a director of the Company since March, 1997. He was Chief Executive Officer of SR Medical AG from July 1995 until June 30, 1997. Since the beginning of July 1998, he has been in charge of the Company's US Operations and currently services as CEO of both Swissray Medical Systems, Inc. and Swissray Healthcare, Inc. as well as President of Swissray American Inc. since the latter's formation in September, 1998.

         Erich A. Kalbermatter, commenced serving the Company in the position of Chief Operating Officer in April 1998. Mr. Kalbermatter was a member of ASCOM's Group Management, an international communications corporation. Mr. Kalbermatter, whose background is principally as an internationally experienced manager with expertise in the areas of electronics and telecommunications, has also served as managing director of Private & Business Communications of ASCOM Ltd., Berne, Switzerland being responsible for the turn-over of more than 1 billion Swiss Francs, with approximately 4,800 employees worldwide.

         Herbert Laubscher joined the Company as a manager responsible for finance and controlling on August 2, 1996. He was appointed Chief Financial Officer of the Registrant on September 15, 1997 and Treasurer in January 1998. Herbert Laubscher obtained his graduate degree in business administration from the University of St. Gall, Switzerland in October 1992. From October 1992 until June 1995 he was an accountant with Price Waterhouse in Zurich. Prior to joining the Company he served as group financial officer of AZ Zibatra Holding GmbH in Leipzig, Germany.

         On December 23, 1997 Messrs. Seddigh and Wuersch were elected to serve as members of the Company's Board of Directors with Mr. Wuersch also assuming the position of Company Secretary on December 23, 1997. Additionally, such two persons along with Dr. Erwin Zimmerli (a Company director) comprised the Company's newly formed committee of Company directors. While Dr. Zimmerli remains a Company director, Messrs. Seddigh and Wuersch resigned on February 23, 1998 from all positions held with Registrant in order to pursue other interests unrelated to Registrant. Such resignations were not the result of any disagreement whatsoever with Registrant on any matter relating to its operations, policies or practices as no such disagreements have ever existed or currently exist.

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

ITEM 11. EXECUTIVE COMPENSATION

         The following Summary Compensation Table sets forth certain information for the years ended June 30, 1996, 1997 and 1998 concerning the cash and non-cash compensation earned by or awarded to the Chief Executive Officer of the Registrant, the three other most highly compensated executive officers of the Registrant as of 1998 and the former Chairman of the Board of Directors:

                           Summary Compensation Table

                                             ANNUAL COMPENSATION                      LONG-TERM COMPENSATION
                                             -------------------                      ----------------------
NAME AND                     FISCAL                          OTHER ANNUAL               STOCK       ALL OTHER
PRINCIPAL POSITION             YEAR      SALARY    BONUS     COMPENSATION               OPTIONS   COMPENSATION
------------------           ------     --------   -----     ------------             ---------     ---------
Ruedi G. Laupper               1998     $189,644     --        $   15,000(1)               --            --
   President and Chief                                         $1,122,973(7)
   Executive Officer,          1997     $146,983     --        $   15,000(1)          120,000(5)         --
   Chairman of the
   Board of Directors          1996     $161,085     --        $   15,000(1)               --            --


Josef Laupper                  1998     $ 94,669     --        $   12,000(1)               --             --
   Secretary, Director         1997     $ 96,861     --        $   12,000(1)               --             --
                               1996     $106,229     --        $   12,000(1)               --             --

Ueli Laupper                   1998     $ 95,685     --        $   10,000(1)               --             --
   Vice President              1997           --     --                --                  --             --
   International Sales (2)     1996           --     --                --                  --             --

Herbert Laubscher              1998           --     --                --                  --             --
   Chief Financial Officer     1997           --     --                --                  --             --
   and Treasurer (2) (3)       1996           --     --                --                  --             --

Erich A. Kalbermatter          1998           --     --                --                  --             --
   Chief Operating             1997           --     --                --                  --             --
       Officer (2) (6)         1996           --     --                --                  --             --


Ulrich Ernst (4)               1998            --    --                --                  --             --
                               1997      $ 96,979    --        $   10,000(1)               --             --
                               1996      $ 98,197    --        $   15,000(1)               --             --


(1)      Fees for service on the Board of Directors of the Registrant.

(2)      Compensation did not exceed $100,000 in any fiscal year.

(3)      Herbert Laubscher joined the Registrant on August 2, 1996.

(4) Ulrich Ernst was Chairman of the Board of Directors from May, 1995 until March 18, 1997.

(5) The options, which were fully vested on date of grant (6/13/97), were issued in exchange for services to the Registrant as Chairman of the Board of Directors.

(6)      Erich A. Kalbermatter joined the Registrant on April 14, 1998.

(7) Compensation paid in 48,259 shares of common stock for cancellation of common stock held by officer

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

            STOCK OPTIONS GRANTED IN FISCAL YEAR ENDED JUNE 30, 1998

                                                  Percent
                                                  of Total
                             Number of            Options
                             Securities          Granted to                          Market
                             Underlying           Employees       Exercise or       Price on
                              Options             in Fiscal        Base Price        Date of         Expiration
   Name                       Granted               Year           Per Share         Grant (4)          Date
   ----                       -------               ----           ---------         ---------          ----
Ruedi G. Laupper                 __                  __                __              __               __
Josef Laupper(1)                 __                  __                __              __               __
Ueli Laupper(1)                  __                  __                __              __               __
Herbert Laubscher(1)             __                  __                __              __               __
Ulrich Ernst(1)(2)               __                  __                __              __               __
Erich A. Kalbermatter(1)         __                  __                __              __               __


- ---------------

(1)      These individuals own no stock options of the Registrant.

(2) Mr. Ernst was Chairman of the Board of Directors from May, 1995 until March 18th, 1997.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                             FY-END OPTION VALUES(1)

                                                                                             VALUE OF
                                            NUMBER OF SECURITIES                           UNEXERCISED
                                           UNDERLYING UNEXERCISED                          IN-THE-MONEY
                                       OPTIONS AT FISCAL YEAR-END  (#)                      OPTIONS AT
                                         EXERCISABLE/UNEXERCISABLE                     FISCAL YEAR-END($)(2)
     Name                                -------------------------                     ---------------------
     ----
Ruedi G. Laupper  CEO                           12,000/0 (3)                                   0/0
Josef Laupper(4)                                     0/0                                       0/0
Ueli Laupper(4)                                      0/0                                       0/0
Herbert Laubscher(4)                                 0/0                                       0/0
Ulrich Ernst(4)(5)                                   0/0                                       0/0
Erich A. Kalbermatter(4)                             0/0                                       0/0



(1) No options were exercised by a Named Executive Officer during the fiscal year ended June 30, 1998.

(2) Options are in-the-money if the fair market value of the underlying securities exceed the exercise price of the option.

(3) Includes 12,000 options which are owned indirectly by Ruedi G. Laupper through SR Medical Equipment Ltd., a corporation which is wholly owned by Ruedi G. Laupper.

(4)      These individuals own no stock options of the Registrant.

(5) Mr. Ernst was Chairman of the Board of Directors from May 1995 until March 18, 1997.

STOCK OPTION PLAN

         On January 30, 1996, the Board of Directors adopted the Company's 1996 Non-Statutory Stock Option Plan (the "1996 Plan"). Substantially all of the options under such plan have been granted. Consequently, the Board of Directors and the Registrant's stockholders approved the Swissray International, Inc. 1997 Stock Option Plan (the "Stock Option Plans").

         The purpose of the Stock Option Plans is to provide directors, officers and employees of, and consultants to the Company and its subsidiaries with additional incentives by increasing their ownership interests in the Company. Directors, officers and other employees of the Company and its subsidiaries are eligible to participate in the Stock Option Plans. Options may also be granted to directors who are not employed by the Company and consultants providing valuable services to the Company and its subsidiaries. In addition, individuals who have agreed to become an employee of, director of or a consultant to the Company and its subsidiaries are eligible for option grants, conditional in each case on actual employment, directorship or consultant status. Awards of options to purchase Common Stock may include incentive stock options under Section 422 of the Internal Revenue Code ("ISOs") and/or non-qualified stock options ("NQSOs"). Grantees who are not employees of the Company or a subsidiary shall only receive NQSOs.

         The maximum number of options that may be granted under this plan shall be options to purchase 2,000,000 shares of Common Stock. As of March 31, 1998, none of such options have been granted.

         The Compensation Committee will administer the Stock Option Plan. The Compensation Committee generally will have discretion to determine the terms of any option grant, including the number of option shares, exercise price, term, vesting schedule, the post-termination exercise period, and whether the grant will be an ISO or NQSO. Notwithstanding this discretion: (i) the number of shares subject to options granted to any individual in any calendar year may not exceed 20,000; (ii) the term of any option may not exceed 10 years (unless granted as an ISO to an individual or entity who possesses more than 10% of the voting power of the Company, which term may not exceed five years); (iii) an option will terminate as follows: (a) if such termination is on account of permanent and total disability (as determined by the Compensation Committee), such options shall terminate one year thereafter; (b) if such termination is on account of death, such options shall terminate six months thereafter; (c) if such termination is for cause (as determined by the Compensation Committee), such options shall terminate immediately; (d) if such termination is for any other reason, such options shall terminate three months thereafter; and (iv) the exercise price of each share subject to an ISO shall be not less than 100%, or, in the case of an ISO granted to an individual described in Section 422(b)(6) of the Code, 110% of the fair market value (determined in accordance with Section 422 of the Code) of a share of the Stock on the date such option is granted. Unless otherwise determined by the Compensation Committee, (i) the exercise price per share of Common Stock subject to an option shall be equal to the fair market value of the Common Stock on the date such option is granted; (ii) all outstanding options become exercisable immediately prior to a "change in control" of the Company (as defined in the Stock Option Plans) and (iii) each option shall become exercisable in three equal installments on each of the first, second and third anniversary of the date such option is granted.

         The Stock Option Plans may be amended, altered, suspended, discontinued or terminated by the Board of Directors without further stockholder approval, unless such approval is required by law or regulation or under the rules of the stock exchange or automated quotation system on which the Common Stock is then listed or quoted. Thus, stockholder approval will not necessarily be required for amendments which might increase the cost of the Stock Option Plans or broaden eligibility. The Stock Option Plans will remain in effect until terminated by the Board of Directors. No ISO may be granted more than ten years after such date.

                              DIRECTOR COMPENSATION

         Directors of the Registrant receive $10,000 annually for serving as directors except for Josef Laupper, who receives $12,000 as Secretary and Ruedi Laupper, the Chairman of the Board of Directors, who receives $15,000. Ruedi Laupper also received options to acquire 12,000 shares of the Registrant's common stock on June 13, 1997 in exchange for services to the Registrant as Chairman of the Board of Directors. The exercise price for such options is $.73 per share. The options were fully vested on the date of grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of the Common Stock as of September 24, 1998 (except where otherwise noted) with respect to (a) each person known by the Registrant to be the beneficial owner of more than five percent of the outstanding shares of Common Stock, (b) each director of the Registrant, (c) the Registrant's executive officers and (d) all officers and directors of the Registrant as a group (except as indicated in the footnotes to the table, all of such shares of Common Stock are owned with sole voting and investment power):

                                              Number           Percentage
                                             of Shares          of Shares
                                            Beneficially       Beneficially
   Name of Beneficial Owner (2)               Owned               Owned
   --------------------------------           -----               -----
Ruedi G. Laupper, CEO (3) (1)                 410,259              8.84%
Josef Laupper (4) (1)                          50,000              1.08%
Ulrich R. Ernst (5) (6) (1)                    50,000              1.08%
Erwin Zimmerli (7) (1)                          5,000                *
Ueli Laupper (1)                                    0             --
Herbert Laubscher (1)                               0             --
Erich A. Kalbermatter (1)                           0             --
Dr. Sc. Dov Maor (1)                                0             --
Sovereign Investors LP(8)(10)                 868,750             17.5%
Dominion Capital Fund Ltd (9)(10)             737,500             15.3%
                                              -------            -----
All directors and officers as
a group  (8 Persons)                          515,259             11.11%


----------------------

*   Represents less than 1%.

(1) The address of each such person is c/o Swissray International, Inc., 200 East 32nd Street, Suite 34-B, New York, NY 10016.

(2) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and Investment power with respect to all shares of the Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date hereof have been exercised.

(3) Includes (i) 30,000 shares owned indirectly by Mr. Laupper through SR Medical Equipment Ltd., a corporation which is wholly owned by Mr. Laupper; (ii) 368,259 shares owned indirectly by Mr. Laupper through Tomlinson Holding, Inc., a corporation which is wholly owned by Mr. Laupper and (iii) 12,000 shares which may be acquired upon exercise of immediately exercisable options, which options are owned indirectly by Mr. Laupper through SR Medical Equipment Ltd., a corporation which is wholly owned by Mr. Laupper.

(4) Includes 50,000 shares owned indirectly by Joseph Laupper through Lairy Investment Inc., a corporation of which Joseph Laupper is a majority shareholder.

(5) Includes 50,000 shares owned indirectly by Mr. Ernst through a corporation of which Mr. Ernst is a majority shareholder.

(6) Mr. Ernst was Chairman of the Board of Directors from May 1995 until March 18, 1997.

(7) Includes 5,000 shares which may be acquired upon exercise of immediately exercisable options.

(8) Includes 718,750 shares which may be issued upon conversion of previously-issued convertible debentures the "Convertible Debentures") assuming conversion based on the last reported sales price on June 30, 1998. The ace amount of the Convertible Debentures are convertible into shares of common stock of the Registrant at any time starting May 13, 1998. Includes also 150,000 shares which may be issued upon conversion of previously- issued convertible debentures (the "Convertible Debentures") assuming conversion based on the last reported sales price on June 30, 1998. The face amount of the Convertible Debentures are convertible into shares of common stock of the Registrant at any time starting August 14, 1998.

(9) Includes 437,500 shares which may be issued upon conversion of previously-issued convertible debentures (the "Convertible Debentures") assuming conversion based on the last reported sales price on June 30, 1998. The face amount of the Convertible Debentures are convertible into shares of common stock of the Registrant at any time starting May 13, 1998. Includes also 50,000 shares which may be issued upon conversion of previously-issued convertible debentures (the "Convertible Debentures") assuming conversion based on the last reported sales price on June 30, 1998. The face amount of the Convertible Debentures are convertible into shares of common stock of the Registrant at any time starting August 14, 1998.

(10) See also "Management's Discussion and Analysis of Financial Condition and Results of Operations Cash Flow - Capital Expenditure " (fourth paragraph) for information regarding these debentures and the fact that further agreement with respect thereto were entered into on August 31, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In the fiscal Year ended June 30, 1997, the Registrant issued 48,259 shares of Common Stock to a company controlled by Ruedi G. Laupper pursuant to an agreement between Ruedi G. Laupper and the Registrant, dated as of June 30, 1997, in consideration of Ruedi G. Laupper's agreement to the temporary cancellation of 160,863 shares of Common Stock held by Ruedi G. Laupper or companies controlled by him to enable the Company to maintain a sufficient number of shares of Common Stock to meet certain obligations of the Company to issue Common Stock and to permit certain financings prior to the increase of the number of authorized shares of Common Stock from 15,000,000 to 30,000,000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) Reference is herewith made to the consolidated financial statements and notes thereto included in this Form 10-K.

         (b)      No exhibits are being filed with this Form 10-K.

         (c) During the last quarter of the Company's fiscal year ended June 30, 1998, the following Forms 8-K were filed:

                  i) 8-K/A2 with date of report of November 7, 1997 filed April 6, 1998.

         (d) During the first quarter of the Company's fiscal year ended June 30, 1999, no Forms 8-K were filed.

         (e) During the second quarter of the Company's fiscal year ended June 30, 1999, the following Forms 8-K were filed:

                  i) 8-K and 8-K/A each with date of report of November 3, 1998 filed November 6, 1998 and November 27,
                           1998 indicating change of auditors.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          SWISSRAY INTERNATIONAL, INC.


                          By /s/ Ruedi G. Laupper
                          -------------------------------
                          Ruedi G. Laupper, Chairman of the Board of Directors, President & Chief Executive Officer

Date: November 27, 1998

         In accordance with the Exchange act, This report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 /s/ Ruedi G. Laupper              Chairman of the Board                       Dated:  Nov. 27, 1998
------------------------           of Directors, President &
Ruedi G. Laupper                   Chief Executive Officer

 /s/ Josef Laupper                 Secretary and a Director                    Dated:  Nov. 27, 1998
------------------------
Josef Laupper

/s/ Dr. Sc. Dov Maor               Director                                    Dated:  Nov. 27, 1998
-------------------------
Dr. Sc. Dov Maor


                                   Vice President and a Director               Dated:  Nov.   , 1998
------------------------
Ueli Laupper


/s/ Dr. Erwin Zimmerli             Director                                    Dated:  Nov. 27, 1998
------------------------
Dr. Erwin Zimmerli


/s/ Erich A. Kalbermatter          Chief Operating Officer                     Dated:  Nov. 27, 1998
------------------------
Erich A. Kalbermatter

/s/ Herbert Laubscher               Chief Financial Officer                     Dated:  Nov. 27, 1998
------------------------            and Treasurer
Herbert Laubscher

Supplemental Information

         Supplemental Information to be Furnished With reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Not Applicable.