Form 10-K/A
period 1998-06-30
SWISSRAY INTERNATIONAL INC
filed 1998-12-03
CIK 1002137

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              Amendment No. 1 to
                                    FORM 10-K

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

Item 8.           Financial Statements and Supplementary Data                               26, 26A & F(1)-F(25)

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

                    [LETTERHEAD OF BEDERSON & COMPANY LLP]


                         INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders
Swissray International, Inc.
New York, New York


We have audited the accompanying consolidated balance sheets of Swissray International, Inc., and its subsidiaries, as of June 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Swissray (Deutschland) Rontgentechnik GmbH, a wholly-owned subsidiary, which statements reflect total assets of $437,021 as of June 30, 1997 and total revenues of $1,255,140 for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it related to the amounts included for Swissray (Deutschland) Rontgentechnick GmbH, is based solely on the report of the other auditors.

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

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Swissray International, Inc., and its subsidiaries, at June 30, 1997 and 1996 and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                          /s/ BEDERSON & COMPANY LLP
                                          ---------------------------
                                              Bederson & Company LLP


West Orange, New Jersey
September 16, 1997
Except for Notes 17, 20 and 22,
 as of March 6, 1998,
 and Note 1, 16, 23, 25, 26, 27, 29
 30, 31 and 32, as of
 November 16, 1998

Member of TAG International with offices in principal cities worldwide
Affiliated with the American Institute of CPAs Division for Firms

                                                                             26A

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

Date: December 3, 1998

         In accordance with the Exchange act, This report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 /s/ Ruedi G. Laupper              Chairman of the Board                       Dated:  December 3, 1998
------------------------           of Directors, President &
Ruedi G. Laupper                   Chief Executive Officer

 /s/ Josef Laupper                 Secretary and a Director                    Dated:  December 3, 1998
------------------------
Josef Laupper

/s/ Dr. Sc. Dov Maor               Director                                    Dated:  December 3, 1998
-------------------------
Dr. Sc. Dov Maor


                                   Vice President and a Director               Dated:
------------------------
Ueli Laupper


/s/ Dr. Erwin Zimmerli             Director                                    Dated:  December 3, 1998
------------------------
Dr. Erwin Zimmerli


/s/ Erich A. Kalbermatter          Chief Operating Officer                     Dated:  December 3, 1998
------------------------
Erich A. Kalbermatter

/s/ Herbert Laubscher               Chief Financial Officer                    Dated:  December 3, 1998
------------------------            and Treasurer
Herbert Laubscher




34