Form 10-Q
period 1998-09-30
SWISSRAY INTERNATIONAL INC
filed 1998-12-03
CIK 1002137

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 1998

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

The number of shares outstanding of each of the registrant's classes of common stock, as of November 25, 1998 is 4,638,976 shares, all of one class of $.01 par value common stock.

TABLE OF CONTENTS                                                           Page


No.                                  PART I

Item 1.       Financial Statements                                         F1-F5

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      3-7

Item 3.       Quantitative and Qualitative Disclosures About Market Risk       8

                                     PART II

Item 1.       Legal Proceedings                                                8

Item 2.       Changes in Securities                                            9

Item 3.       Defaults Upon Senior Securities                                  9

Item 4.       Submission of Matters to a Vote of Security Holders           9-10

Item 5.       Other Information                                               10

Item 6.       Exhibits and Reports on Form 8-K                                10

Signatures                                                                    10

                                         SWISSRAY INTERNATIONAL INC.
                                         CONSOLIDATED BALANCE SHEET


                                                        ASSETS
                                                                                September 30,
                                                                                   1998                      June 30,
                                                                                (Unaudited)                    1998
                                                                                ------------              ------------
CURRENT ASSETS
Cash and cash equivalents                                                       $  2,259,277              $   1,281,552
Accounts receivable, net of allowance for doubtful
accounts of $ 35,229 and $ 32,356                                                  2,358,958                  2,584,651
Inventories                                                                        8,515,878                  7,701,145
Prepaid expenses and sundry receivables                                            1,278,332                  1,501,909
                                                                                -------------             -------------
TOTAL CURRENT ASSETS                                                              14,412,445                 13,069,257
                                                                                -------------             -------------
PROPERTY AND EQUIPMENT, at cost, net of accumulated depreciation
of $ 687,481 and $ 581,077                                                         6,105,397                  6,010,378
                                                                                -------------              ------------
OTHER ASSETS
Loan receivable                                                                       18,225                     20,005
Licensing agreement, net of accumulated amortization of                            3,476,602                  3,600,766
$ 1,489,973 and $ 1,365,809
Patents and trademarks, net of accumulated amortization of                           222,895                    230,614
$ 90,434 and $ 82,716
Software development costs, net of accumulated amortization of                       430,382                    455,318
$ 146,828 and $ 121,892
Security deposits                                                                     40,211                     38,280
Note receivable - long-term, net of allowance of $ 30,733 and $ 30,733               513,643                    513,643
Goodwill, net of accumulated amortization of $ 180,439 and $ 136,939               1,752,836                  1,796,336
Debt issance costs on convertible debentures, net of accumulated
amortization of $ 51,833 and $ 60,000                                                259,167                    180,000
                                                                                -------------             -------------
TOTAL OTHER ASSETS                                                                 6,713,961                  6,834,962
                                                                                -------------             -------------
TOTAL ASSETS                                                                    $ 27,231,803             $   25,914,597
                                                                                =============             =============


                                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt                                            $    229,857             $      233,746
Notes payable - banks                                                              5,437,017                  3,551,091
Loan payable                                                                         136,019                    125,029
Accounts payable                                                                   5,266,982                  5,030,449
Accrued expenses                                                                   2,148,026                  2,365,450
Restructuring                                                                        500,000                    500,000
Customer deposits                                                                     22,050                    176,583
Due to stockholders and officers                                                       2,437                      2,206
                                                                                -------------              ------------
TOTAL CURRENT LIABILITIES                                                         13,742,388                 11,984,554
                                                                                -------------              ------------
CONVERTIBLE DEBENTURES                                                             9,289,818                  7,645,969
Conversion Benefit                                                                     -                       (315,327)
                                                                                -------------              ------------
Net Convertible Debentures                                                         9,289,818                  7,330,642

LONG-TERM DEBT, less current maturities                                              418,275                    440,674
                                                                                ------------               ------------
STOCKHOLDERS' EQUITY
Common stock                                                                          46,380                     41,426
Additional paid-in capital                                                        58,800,921                 58,074,793
Accumulated deficit                                                              (53,697,204)               (50,481,713)
Accumulated other comprehensive loss                                              (1,368,775)                (1,475,779)
                                                                                -------------              -------------
TOTAL STOCKHOLDERS' EQUITY                                                         3,781,322                  6,158,727
                                                                                -------------              -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 27,231,803             $   25,914,597
                                                                                =============             =============
                                                     F 1



                        SWISSRAY INTERNATIONAL INC.
                    CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                Three Months Ended
                                                                                  September 30,
                                                          ----------------------------------------------------------
                                                             1998                     1997                  1996
                                                                                    Restated              Restated
                                                           Unaudited                Unaudited             Unaudited
                                                          -----------              -----------            ----------

NET SALES                                                $  3,656,441             $  5,258,903          $ 2,467,175
COST OF SALES                                               2,836,914                3,313,091            1,189,257
                                                          -----------              ------------          -----------
GROSS PROFIT                                                  819,527                1,945,812            1,277,918
                                                          -----------               -----------          -----------
OPERATING EXPENSES
Officers and directors compensation                           155,187                   95,735              127,211
Salaries                                                    1,085,186                  621,677              502,164
Selling                                                       512,799                  488,031              194,379
Research and development                                      406,038                  473,839              499,522
General and administrative                                    450,640                  212,180              868,302
Other operating expenses                                      264,489                  135,877              331,902
Depreciation and amortization                                 293,749                  198,723              172,958
                                                           ----------                ---------           ----------
TOTAL OPERATING EXPENSES                                    3,168,088                2,226,062            2,696,438
                                                           ----------                ---------           ----------

LOSS BEFORE OTHER INCOME (EXPENSES)
  AND INCOME TAXES                                         (2,348,561)                (280,250)          (1,418,520)

Other income (expenses)                                      (183,367)                 138,499               19,898
Interest expense                                             (653,896)              (2,694,153)             (29,982)
                                                           -----------              -----------          -----------
OTHER INCOME (EXPENSES)                                      (837,263)              (2,555,654)             (10,084)
                                                           -----------              -----------          -----------
LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES AND EXTRAORDINARY ITEMS              (3,185,824)              (2,835,904)          (1,428,604)

Income tax provision                                             -                         876                -

Extraordinary income (expenses)                               (29,667)                 150,708                -
                                                          ------------              -----------          -----------
NET LOSS                                                 $ (3,215,491)             $(2,686,072)         $(1,428,604)
                                                          ============              ===========          ===========
LOSS PER COMMON SHARE BASIC
Loss from continuing operations                          $      (0.70)             $     (1.41)         $     (1.01)
Extraordinary items                                             (0.01)                    0.07               -
                                                          ------------              -----------          -----------
NET LOSS                                                 $      (0.71)             $     (1.34)         $     (1.01)
                                                          ------------              -----------          -----------
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                                          4,510,201                  2,007,631          1,418,506

                                    F 2


                                 SWISSRAY INTERNATIONAL INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Three Months Ended
                                                                                      September 30,
                                                                -------------------------------------------------------
                                                                  1998                   1997                    1996
                                                                                       Restated                Restated
                                                                Unaudited              Unaudited               Unaudited
                                                                ---------              ---------              ----------

CASH FLOWS FROM OPERATING ACTIVITES

Net loss                                                     $ (3,215,491)          $ (2,686,072)           $ (1,428,604)
Adjustment to reconcile net loss to net
         cash used by operating activities
         Depreciation and amortization                            306,906                235,131                 172,958
         Provision for bad debts                                       -                 (36,910)                 (9,968)
         Financing costs incurred                                      -                  91,425                      -
         Operating expenses through
            issuance of stock options                                  -                      -                  588,846
         Issuance of common stock in lieu of
            interest payments                                     587,197                 10,947                      -
         Interest expense on debt issuance cost and
           conversion benefit                                          -               2,508,382                      -
          Early extinguishment of debt (gain)                      29,667               (150,708)                     -


         (Increase) decrease in operating assets:
         Accounts receivable                                      222,819                166,561               1,303,848
         Accounts receivable - others                                  -                  77,411                      -
         Inventories                                             (814,733)              (767,265)               (843,472)
         Prepaid expenses and sundry receivables                  223,577               (115,254)               (457,291)
         Increase (decrease) in operating liabilities:
         Accounts payable                                         236,533               (115,064)             (1,499,529)
         Accounts payable-affiliates                                   -                      -                   (1,541)
         Accrued expenses                                         276,803               (601,348)                338,796
         Customers deposits                                      (154,533)                10,995                 (25,281)
                                                               -----------            -----------             -----------
NET CASH USED BY OPERATING ACTIVITIES                          (2,301,255)            (1,371,769)             (1,861,238)
                                                               -----------            -----------             -----------
CASH FLOW FROM INVESTING ACTIVITIES
         Acquisition of property and equipment                   (201,422)              (179,888)                (82,334)
         Patents and trademarks                                        -                 (21,423)                 (1,626)
         Security deposits                                             -                   4,072                     (31)
         Loans receivable                                              -                  (3,521)                     -
         Repayments from (advances to) affiliates                      -                      -                 (149,222)
                                                               -----------            -----------             -----------
NET CASH USED BY INVESTING ACTIVITIES                            (201,422)              (200,760)               (233,213)
                                                               -----------            -----------             -----------
CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from short-term borrowings                   13,582,986                 36,382               3,151,023
         Proceeds from long-term borrowings                            -                 469,306                      -
         Principal payment of short-term borrowings           (11,204,161)              (958,923)             (2,069,828)
         Principal payment of long-term borrowings                (22,399)                    -                 (511,101)
         Issuance of common stock for cash                      1,500,000              3,873,000                      -
         Repayment from (payment to) stockholders and
          officers                                                     -                 170,173                      -
                                                               -----------           -----------              -----------
CASH PROVIDED BY FINANCING ACTIVITIES                           3,856,426              3,589,938                 570,094
                                                               -----------           -----------              -----------
EFFECT OF EXCHANGE RATE ON CASH                                  (376,024)                72,643                     845
                                                               -----------           -----------              -----------
NET INCREASE (DECREASE) IN CASH                                   977,725              2,090,052              (1,523,512)
CASH AND CASH EQUIVALENT - beginning of period                  1,281,552              3,091,307               3,252,658
                                                               -----------           -----------              -----------
CASH AND CASH EQUIVALENTS - end of period                    $  2,259,277           $  5,181,359             $ 1,729,146
                                                               -----------           -----------              -----------
                                                  F 3




SWISSRAY INTERNATIONAL, INC.
CONSOLITATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 1998, 1997 and 1996



                                                            Additional                                     Accumulated
                                      Common Stock           Paid-in     Common Stock    Accumulated         Other
                                   -----------------         Capital    to be reissued      Deficit       Comprehensive     Total
                                    Shares     Amount       (Restated)     (Restated)     (Restated)          Loss       (Restated)
                                   -------- ----------      ----------    -----------    ------------     ------------   ----------

BALANCE - July, 1, 1996           1,418,506  $   14,185   $  25,770,534  $        -    $ (14,293,416)     $  (836,047) $ 10,655,256

COMPREHENSIVE LOSS:
 Net loss                                -           -               -            -       (1,419,024)              -     (1,419,024)
 Foreign currency
  transation
  gain net of taxes $ -0-                -           -               -            -               -             5,869         5,869
                                                                                                                         -----------
 TOTAL COMPREHENSIVE LOSS                -           -               -            -               -                -     (1,413,155)
                                                                                                                         -----------
Stock options granted for
  services                               -           -          588,846           -               -                -        588,846
                                  ----------  ----------   ------------   -----------    -------------    -------------  -----------
BALANCE - September 30, 1996       1,418,506      14,185     26,359,380           -      (15,712,440)        (830,178)    9,830,947


BALANCE - July, 1, 1997            1,969,443      19,694     35,957,659     1,122,973    (27,978,604)      (1,428,534)    7,693,188

COMPREHENSIVE LOSS:
 Net loss                                 -           -              -            -       (2,686,072)              -     (2,686,072)
 Foreign currency
  translation
  losses net of taxes $ -0-               -           -              -            -               -           (65,518)      (65,518)
                                                                                                                         -----------
 TOTAL COMPREHENSIVE LOSS                 -           -              -            -               -                -     (2,751,590)
                                                                                                                         -----------
Issuance of common stock for cash     81,881          819      1,058,274          -               -                -      1,059,093
Stock options exercised for cash      10,000          100         72,900          -               -                -         73,000
Shares issued to officers for
  services                            48,259          483      1,122,490    (1,122,973)           -                -             -
Issuance of common stock in lieu
  of interest payment                    797            8         10,939          -               -                -         10,947
Beneficial conversion feature of
  convertible debentures                  -            -       1,250,000          -               -                -      1,250,000
Early extinguishment of debt              -            -          65,625          -               -                -         65,625
                                    ----------     --------   ----------   ------------  ------------      ------------   ----------
BALANCE - September 30, 1997        2,110,380       21,104    39,537,887          -      (30,664,676)      (1,494,052)    7,400,263


BALANCE - July, 1, 1998             4,142,622       41,426    58,074,793          -      (50,481,713)      (1,475,779)    6,158,727

COMPREHENSIVE LOSS:
 Net loss                                  -           -             -            -       (3,215,491)              -     (3,215,491)
 Foreign currency
  translation
  gain net of taxes $ -0-                  -           -             -            -               -           107,004       107,004
                                                                                                                          ----------
     TOTAL COMPREHENSIVE LOSS              -           -             -            -               -                -     (3,108,487)

Issuance of common stock for cash     484,250        4,843     1,495,157          -               -                -      1,500,000
Issuance of common stock in lieu
  of interest payment                  11,110          111        34,153          -               -                -         34,264
Early extinguishment of Debt               -           -        (803,182)         -               -                -       (803,182)
                                    ---------     ---------   ----------   -----------   ------------      ------------  -----------
BALANCE - September 30, 1998        4,637,982     $ 46,380  $ 58,800,921  $       -    $ (53,697,204)     $(1,368,775)  $ 3,781,322
                                    ---------     ---------   ----------   -----------   ------------       -----------  -----------

                          F 4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 1998

         (1)The accompanying financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's annual report on Form 10-K for the fiscal year ended June 30, 1998.

         (2)In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Registrant as of September 30, 1998 and the results of operations and cash flows for the interim period presented. Operating results for the three months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year ending June 30, 1999.

         (3)INVENTORIES

                  Inventories are summarized by major classification as follows:

                                                     September 30,      June 30,
                                                     ---------------------------
                                                        1998             1998
                                                     ----------       ----------
Raw materials, parts and supplies                    $8,089,897       $7,047,001
      Work in process                                   158,003          160.064
      Finished goods                                    267,978          494.080
                                                     ----------       ----------
                                                     $8,515,878       $7,701,145
                                                     ==========       ==========

Inventories are stated at lower of cost or market, with cost being determined on the first-in, first-out (FIFO) method. Inventory cost include material, labor, and overhead.


                                       F 5

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

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1998 COMPARED TO
THREE-MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1996

RESULTS OF OPERATIONS

         Net sales amounted to $3,656,441 for the three-month period ended September 30, 1998, compared to $5,258,903 for the three-month period ended September 30, 1997 and $2,467,175 for the three-month period ended September 30, 1996. The 30.5% decrease in net sales was mainly due to the sale of the film and processor business of Swissray Empower on June 30, 1998. The sales of film and processors of Swissray Empower was $1,709,541 for the three-month period ended September 30, 1997.

         Gross profit amounted to $819,527 or 22.4% of net sales for the three-month period ended September 30, 1998, compared to $1,945,812 or 37% of net sales for the three-month period ended September 30, 1997 and $1,277,918 or 51.8% of net sales for the three-month period ended September 30, 1996. The decrease in gross profit as a percentage of net revenues is attributable to the fact that the percentage of OEM-sales (which has a relatively low margin) of total sales increased to 49.9% of total sales for the three-month period ended September 30, 1998 from 28.6% for the three-month period ended September 30, 1997

         Operating expenses were $3,168,088, or 86.6% of net revenues, for the three-month period ended September 30, 1998, compared to $2,226,062, or 42.3% of net revenues for the three-month period ended September 30, 1997 and $2,696,438 or 109.3% of net revenues for the three-month period ended September 30, 1996. The principle items were salaries (net of officers and directors compensation) of $1,085,186 or 29.7% of net sales for the three-month period ended September 30, 1998 compared to $621,677 or 11.8% of net sales for the three-month period ended September 30, 1997 and $502,164 or 20.4% of net sales for the three-month period ended September 30, 1996 and selling expenses of $512,799 or 14.0% of net sales for the three-month period ended September 30, 1998 compared to $488,031 or 9.3% of net sales for the three-month period ended September 30, 1997 and $194,379 or 7.9% of net sales for the three-month period ended September 30, 1996. Research and development expenses were $406,038 or 11.1% of net sales for the three-month period ended September 30, 1998 compared to $473,839 or 9.0% of net sales for the three-month period ended September 30, 1997 and $499,522 or 20.2% of net sales for the three-month period ended September 30, 1996.

The increase of $463,509 or 74.6% in salaries is attributable to the salaries of Swissray Medical Systems and Swissray Information Solution. Salaries for these two companies amounted to $447,269 for the three-month period ended September 30, 1998. There were no salaries during the three month-period ended September 30, 1997 in these two companies.

Interest expenses decreased to $653,896 for the three month ended September 30, 1998 compared to $2,694,153 for the three month ended September 30, 1997 and $29,982 for the three-month period ended September 30, 1996. This decrease is primarily due the decrease of interest expense for amortization of Debenture issuance cost and Conversion Benefit.

FINANCIAL CONDITION

September 30, 1998 compared to June 30, 1998

         Total assets of the Company on September 30, 1998 increased by $1,317,206 to $27,231,803 from $25,914,597 on June 30, 1998, primarily due to the increase of Current Assets. Current Assets increased $1,343,188 to $14,412,445 on September 30, 1998 from $13,069,257 on June 30, 1998. The increase in current assets is primarily attributable to the increase of Cash and cash equivalents of $977,725 and the increase of inventory of $814,733 which was partially offset by the decrease in prepaid expenses and sundry receivables of $223,577 and the decrease in Accounts receivable of $225,693. Other Assets decreased $121,001 to $6,713,961 on September 30, 1998 from $6,834,962 on June 30, 1998. The decrease is primarily  attributable to the
amortization  of  the  licensing  agreement,   patents  &  trademark,   software
development cost and the goodwill..

         On September 30, 1998, the Company had total liabilities of $23,450,481 compared to $19,755,870 on June 30, 1998. On September 30, 1998, current liabilities were $13,742,388 compared to $11,984,554 on June 30, 1998. Working capital at September 30, 1998 was $670,057 compared to $1,084,703 at June 30, 1998.

CASH FLOW AND CAPITAL EXPENDITURES THREE MONTH PERIOD ENDED
SEPTEMBER 30, 1998
COMPARED TO THREE MONTH PERIOD ENDED SEPTEMBER 30, 1997 AND THREE
MONTH PERIOD ENDED SEPTEMBER 30, 1996.

         Cash used for operating activities for the three months ended September 30,, 1998 was $2,301,255 compared to $1,371,769 for the three months ended September 30, 1997 and $1,861,238 for the three months ended September 30, 1996. Cash used for investing activities was $201,422 for the three months ended September 30, 1998 compared to $200,760 for the three months ended September 30, 1997 and $233,213 for the three months ended September 30, 1996. Cash flow from financing activities for the three months ended September 30, 1998 was $3,856,426 compared to $3,589,938 for three months ended September 30, 1997 and $570,094 for the three months ended September 30, 1996.

The Company anticipates that its use of cash will be substantial for the foreseeable future. In particular, management of the Company expects substantial expenditures in connection with the production of the planned increase of sales, the continuation of the strengthening and expansion of the Company's marketing organization and, to a lesser degree, ongoing research and development projects. The Company expects that funding for these expenditures will be available out of the Company's, future cash flow and/or issuance of equity and/or debt securities.

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

On July 17, 1998, Swissray and its subsidiaries, Swissray Medical Systems Inc. and Swissray Healthcare Inc. commenced an arbitration proceeding before the American Arbitration Association in Seattle, Washington (Case No.75 489 00196
98) alleging that Messrs. Durday, Montler and Harle fraudulently induced Swissray and its subsidiaries to enter into the above referenced Asset Purchase Agreement and otherwise breached that agreement. The relief sought in the arbitration proceeding is the recovery of damages suffered as a result of this alleged wrongful conduct and a rescission of the put option provided for in the Asset Purchase Agreement. Messrs. Durday, Montler and Harle responded to the allegations made in the arbitration proceeding and asserted counterclaims against Swissray and its subsidiaries claiming a breach by them of their obligations under the Asset Purchase Agreement and other relief.

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


Item 2. CHANGES IN SECURITIES

         Not applicable

Item 3. DEFAULTS UPON SENIOR SECURITIES

         The Comapny sold certain convertible debentures during the months of March, June, August and October 1998 to four (4) debenture holders. Such debentures and/or one or more related documents contain various Company warranties and representations which if not adhered to in full can create a default which must be cured within the grace period allotted therefore. A default occurred by virtue of the fact that the Company's securities ceased trading on a recognized exchange as a result of NASDAQ delisting which occurred on October 26, 1998. Such default if not cured in a timely manner or if not waived by the debenture holder can cause the entire balance of the principal indebtedness due to become immediately due and payable. By written agreement dated December 1, 1998, each of the above referenced 4 debenture holders agreed to and did waive any and all existing defaults (which would casue the aforesaid principal indebtedness to become immediately cdue and payable) for a period of one year. Such waiver of default is exclusive of and does not pertain to any monetary penalties as are due and payable or may become due and payable to such debenture holders by virtue of Company delays in obtaining effective date from the SEC with respect to applicable Registration Statement(s) required to be filed pursuant to Registration Rights Agreement(s) which accompanied above referenced convertible debentures.

Item 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

Item 5. OTHER INFORMATION

         Not applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits                        - NONE-

         (b)                                         Reports  on  Form  8-K  8-K
                                                     with   date  of  report  of
                                                     November   3,  1998   filed
                                                     November 6, 1998 indicating
                                                     change of auditor

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

Date:  November 30, 1998