Form 10-Q
period 1998-12-31
SWISSRAY INTERNATIONAL INC
filed 1999-02-12
CIK 1002137

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: December 31, 1998

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

The number of shares outstanding of each of the registrant's classes of common stock, as of February 9, 1999 is 4,637,982 shares, all of one class of $.01 par value common stock.

TABLE OF CONTENTS                                                           Page


No.                                  PART I

Item 1.       Financial Statements                                         F1-F5

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      3-7

Item 3.       Quantitative and Qualitative Disclosures About Market Risk       8

                                     PART II

Item 1.       Legal Proceedings                                              8-9

Item 2.       Changes in Securities and Use of Proceeds                        9

Item 3.       Defaults Upon Senior Securities                                  9

Item 4.       Submission of Matters to a Vote of Security Holders              9

Item 5.       Other Information                                               10

Item 6.       Exhibits and Reports on Form 8-K                                10

Signatures                                                                    10

                                         SWISSRAY INTERNATIONAL INC.
                                         CONSOLIDATED BALANCE SHEETS


                                                        ASSETS
                                                                                December 31,
                                                                                   1998                      June 30,
                                                                                (Unaudited)                    1998
                                                                                ------------              ------------
CURRENT ASSETS
Cash and cash equivalents                                                       $  1,224,828              $   1,281,552
Accounts receivable, net of allowance for doubtful
accounts of $ 34,833 and $ 32,356                                                  4,567,610                  2,584,651
Inventories                                                                        8,321,841                  7,701,145
Prepaid expenses and sundry receivables                                            1,338,067                  1,501,909
                                                                                -------------             -------------
TOTAL CURRENT ASSETS                                                              15,452,346                 13,069,257
                                                                                -------------             -------------
PROPERTY AND EQUIPMENT, at cost, net of accumulated depreciation
of $ 794,307 and $ 581,077                                                         6,004,371                  6,010,378
                                                                                -------------              ------------
OTHER ASSETS
Loan receivable                                                                       18,031                     20,005
Licensing agreement, net of accumulated amortization of                            3,352,438                  3,600,766
$ 1,614,137 and $ 1,365,809
Patents and trademarks, net of accumulated amortization of                           214,936                    230,614
$ 98,394 and $ 82,716
Software development costs, net of accumulated amortization of                       402,210                    455,318
$ 175,000 and $ 121,892
Security deposits                                                                     31,146                     38,280
Note receivable - long-term, net of allowance of $ 30,733 and $ 30,733               513,643                    513,643
Goodwill, net of accumulated amortization of $ 223,939 and $ 136,939               1,709,336                  1,796,336
Debt issance costs on convertible debentures, net of accumulated
amortization of $ 207,333 and $ 60,000                                               103,667                    180,000
                                                                                -------------             -------------
TOTAL OTHER ASSETS                                                                 6,345,407                  6,834,962
                                                                                -------------             -------------
TOTAL ASSETS                                                                    $ 27,802,124             $   25,914,597
                                                                                =============             =============


                                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt                                            $    215,486             $      233,746
Notes payable - banks                                                              4,756,527                  3,551,091
Note payable                                                                       1,080,000                      -
Loan payable                                                                         134,364                    125,029
Accounts payable                                                                   6,846,261                  5,030,449
Accrued expenses                                                                   1,501,005                  2,365,450
Restructuring                                                                        500,000                    500,000
Customer deposits                                                                     30,844                    176,583
Due to stockholders and officers                                                       -                          2,206
                                                                                -------------              ------------
TOTAL CURRENT LIABILITIES                                                         15,064,487                 11,984,554
                                                                                -------------              ------------
CONVERTIBLE DEBENTURES                                                            12,229,818                  7,645,969
Conversion Benefit                                                                     -                       (315,327)
                                                                                -------------              ------------
Net Convertible Debentures                                                        12,229,818                  7,330,642
                                                                                -------------              ------------
LONG-TERM DEBT, less current maturities                                              367,725                    440,674
                                                                                ------------               ------------
STOCKHOLDERS' EQUITY
Common stock                                                                          46,380                     41,426
Additional paid-in capital                                                        59,657,215                 58,074,793
Treasury stock                                                                      (540,000)                     -
Accumulated deficit                                                              (57,567,759)               (50,481,713)
Accumulated other comprehensive loss                                              (1,455,742)                (1,475,779)
                                                                                -------------              -------------
TOTAL STOCKHOLDERS' EQUITY                                                           140,094                  6,158,727
                                                                                -------------              -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 27,802,124             $   25,914,597
                                                                                =============             =============
                                                     F 1



                        SWISSRAY INTERNATIONAL INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   Three Months Ended
                                                                      December 31,
                                                          ---------------------------------------
                                                            1998                     1997
                                                                                    Restated
                                                           Unaudited                Unaudited
                                                          -----------              -----------

NET SALES                                                $  6,444,706             $  6,043,675
COST OF SALES                                               5,132,428                5,277,856
                                                          -----------              ------------
GROSS PROFIT                                                1,312,278                  765,819
                                                          -----------               -----------
OPERATING EXPENSES
Officers and directors compensation                           241,707                  154,812
Salaries                                                      979,391                1,305,092
Selling                                                       925,482                1,186,167
Research and development                                      437,551                  948,643
General and administrative                                    260,178                  671,418
Other operating expenses                                      296,518                  128,521
Bad debts                                                       7,383                  (25,046)
Depreciation and amortization                                 297,013                  237,923
                                                           ----------                ---------
TOTAL OPERATING EXPENSES                                    3,445,223                4,607,530
                                                           ----------                ---------

LOSS BEFORE OTHER INCOME (EXPENSES)
  AND INCOME TAXES                                         (2,132,945)              (3,841,711)
                                                           -----------              -----------
Other income (expenses)                                      (175,628)                  17,646
Interest expense                                             (758,800)              (1,722,761)
                                                           -----------              -----------
OTHER EXPENSES                                               (934,428)              (1,705,115)
                                                           -----------              -----------
LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES AND EXTRAORDINARY ITEMS              (3,067,373)              (5,546,826)

Income tax provision (benefit)                                  -                         (876)

Extraordinary income (expenses)                              (803,182)                 154,215
                                                          ------------              -----------
NET LOSS                                                 $ (3,870,555)             $(5,391,735)
                                                          ============              ===========
LOSS PER COMMON SHARE BASIC
Loss from continuing operations                          $      (0.66)             $     (2.22)
Extraordinary items                                             (0.18)                    0.06
                                                          ------------              -----------
NET LOSS                                                 $      (0.84)             $     (2.16)
                                                          ------------              -----------
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                                          4,625,626                2,495,918

                                    F 2



                        SWISSRAY INTERNATIONAL INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    Six Months Ended
                                                                      December 31,
                                                          ---------------------------------------
                                                            1998                     1997
                                                                                    Restated
                                                           Unaudited                Unaudited
                                                          -----------              -----------

NET SALES                                                $ 10,101,147             $ 11,302,578
COST OF SALES                                               7,969,342                8,590,947
                                                          -----------              ------------
GROSS PROFIT                                                2,131,805                2,711,631
                                                          -----------               -----------
OPERATING EXPENSES
Officers and directors compensation                           396,894                  250,547
Salaries                                                    2,064,577                1,926,769
Selling                                                     1,438,281                1,674,198
Research and development                                      843,589                1,422,482
General and administrative                                    710,818                  883,598
Other operating expenses                                      561,007                  264,398
Bad debts                                                       7,383                  (25,046)
Depreciation and amortization                                 590,762                  436,646
                                                           ----------                ---------
TOTAL OPERATING EXPENSES                                    6,613,311                6,833,592
                                                           ----------                ---------

LOSS BEFORE OTHER INCOME (EXPENSES)
  AND INCOME TAXES                                         (4,481,506)              (4,121,961)
                                                           -----------              -----------
Other income (expenses)                                      (358,995)                 156,145
Interest expense                                           (1,412,696)              (4,416,914)
                                                           -----------              -----------
OTHER EXPENSES                                             (1,771,691)              (4,260,769)
                                                           -----------              -----------
LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES AND EXTRAORDINARY ITEMS              (6,253,197)              (8,382,730)

Income tax provision (benefit)                                  -                        -

Extraordinary income (expenses)                              (832,849)                 304,923
                                                          ------------              -----------
NET LOSS                                                 $ (7,086,046)             $(8,077,807)
                                                          ============              ===========
LOSS PER COMMON SHARE BASIC
Loss from continuing operations                          $      (1.35)             $     (3.36)
Extraordinary items                                             (0.18)                    0.12
                                                          ------------              -----------
NET LOSS                                                 $      (1.53)             $     (3.24)
                                                          ------------              -----------
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                                          4,625,626                2,495,918

                                    F 3

                                 SWISSRAY INTERNATIONAL INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Six Months Ended
                                                                          December 31,
                                                                ---------------------------------
                                                                  1998                   1997
                                                                                       Restated
                                                                Unaudited              Unaudited
                                                                ---------              ---------

CASH FLOWS FROM OPERATING ACTIVITES

Net loss                                                     $ (7,086,046)          $ (8,077,807)
Adjustment to reconcile net loss to net
         cash used by operating activities
         Depreciation and amortization                            617,486                471,094
         Provision for bad debts                                    2,477                (53,061)
         Financing costs incurred                                      -                 240,347
         Issuance of common stock in lieu of
            interest payments                                          -                 93,254
         Interest expense on debt issuance cost and
           conversion benefit                                   1,297,158              4,033,747
          Early extinguishment of debt (gain)                     832,849               (304,923)


         (Increase) decrease in operating assets:
         Accounts receivable                                   (1,985,436)            (1,145,294)
         Inventories                                             (620,696)            (2,027,483)
         Prepaid expenses and sundry receivables                  163,842               (356,224)
         Increase (decrease) in operating liabilities:
         Accounts payable                                       1,815,812                869,883
         Accrued expenses                                        (864,444)               (77,558)
         Customers deposits                                      (145,739)              (141,436)
                                                               -----------            -----------
NET CASH USED BY OPERATING ACTIVITIES                          (5,972,737)            (6,475,460)
                                                               -----------            -----------
CASH FLOW FROM INVESTING ACTIVITIES
         Acquisition of property and equipment                   (207,223)              (252,119)
         Patents and trademarks                                        -                 (37,430)
         Other intangibles                                             -                (138,327)
         Assets purchased net of cash acquired                         -                (591,108)
         Security deposits                                          7,134                  9,478
         Loans receivable                                           1,974                 (3,463)
                                                               -----------            -----------
NET CASH USED BY INVESTING ACTIVITIES                            (198,115)            (1,012,969)
                                                               -----------            -----------
CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from short-term borrowings                   16,669,384                266,900
         Proceeds from long-term borrowings                            -                 477,892
         Principal payment of short-term borrowings           (11,188,135)              (122,024)
         Principal payment of long-term borrowings                (72,950)                    -
         Issuance of common stock for cash                      1,500,000              6,996,370
         Purchase of treasury stock                              (540,000)                    -
         Payments to stockholders and officers                     (2,207)               (70,590)
                                                               -----------           -----------
CASH PROVIDED BY FINANCING ACTIVITIES                           6,366,092              7,548,547
                                                               -----------           -----------
EFFECT OF EXCHANGE RATE ON CASH                                  (251,964)                73,847
                                                               -----------           -----------
NET INCREASE (DECREASE) IN CASH                                   (56,724)               133,965
CASH AND CASH EQUIVALENT - beginning of period                  1,281,552              3,091,307
                                                               -----------           -----------
CASH AND CASH EQUIVALENTS - end of period                    $  1,224,828           $  3,225,272
                                                               -----------           -----------
                                                  F 4




SWISSRAY INTERNATIONAL, INC.
CONSOLITATED STATEMENT OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED DECEMBER 31, 1998 and 1997



                                                      Additional                                           Accumulated
                                    Common Stock       Paid-in     Common Stock              Accumulated     Other
                                 -----------------     Capital     to be reissued  Treasury     Deficit    Comprehensive  Total
                                  Shares     Amount   (Restated)    (Restated)       Stock    (Restated)      Loss       (Restated)
                                 -------- ----------  ------------ --------------  --------   ------------ ------------  ----------

BALANCE - July, 1, 1997          1,969,443 $ 19,694  $35,957,659 $  1,122,973     $    -   $(27,978,604) $1,428,534)    $ 7,693,188

COMPREHENSIVE LOSS:
 Net loss                               -        -             -           -           -      8,077,807)         -       (8,077,807)
 Foreign currency
  translation
  losses net of taxes $ -0-             -        -             -           -           -              -      (80,616)       (80,616)
                                                                                                                         -----------
 TOTAL COMPREHENSIVE LOSS               -        -             -           -           -              -           -      (8,158,423)
                                                                                                                         -----------
Issuance of common stock
 for cash                          651,708    6,517    5,096,716           -           -              -           -       5,100,233
Issuance of common stock
 for asset purchase                 33,333      333    1,499,664           -           -              -           -       1,499,997
Stock options exercised
 for cash                           16,900      169      123,201           -           -              -           -         123,370
Shares issued to officers for
 services                           48,259      483    1,122,490   (1,122,973)         -              -           -              -
Issuance of common stock
 in lieu of interest payment         9,599       96       93,158           -           -              -           -          93,254
Beneficial conversion feature of
 convertible debentures                 -        -     4,460,213           -           -              -           -       4,460,213
Early extinguishment of debt            -        -      (396,875)          -           -              -           -        (396,875)
                                 ---------- --------   ----------   ------------  ---------- ------------ -----------   ------------
BALANCE - December 31, 1997     2,792,242   27,292    47,953,226          -           -    (36,056,411)  (1,509,150)    10,414,957


BALANCE - July, 1, 1998          4,142,622   41,426    58,074,793          -           -    (50,481,713)  (1,475,779)     6,158,727

COMPREHENSIVE LOSS:
 Net loss                               -        -             -           -           -     (7,086,046)          -      (7,086,046)
 Foreign currency
  translation
  gain net of taxes $ -0-               -        -             -           -           -             -        20,037         20,037
                                                                                                                         -----------
     TOTAL COMPREHENSIVE LOSS           -        -             -           -           -             -            -      (7,066,009)
                                                                                                                         -----------
Issuance of common stock
 for cash                          484,250    4,843     1,495,157          -           -             -            -       1,500,000
Issuance of common stock
 in lieu of interest payment        11,110      111        34,153          -           -             -            -          34,264
Treasury stock - at cost                -        -             -           -       (540,000)         -            -        (540,000)
Beneficial conversion feature of
 convertible debentures                 -        -         53,112          -           -             -            -          53,112
                                 ---------  ---------   ----------  -----------   ----------- ------------  ------------  ----------
BALANCE - December 31, 1998     4,637,982  $46,380  $ 59,657,215  $       -    $  (540,000) $(57,567,759) $(1,455,742)  $  140,094
                                 ---------  ---------   ----------  -----------   ----------- ------------  ------------  ----------

                          F 5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 1998

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

         (2)In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Registrant as of December 31, 1998 and the results of operations and cash flows for the interim periods presented. Operating results for the six months ended December 31, 1998 are not necessarily indicative of the results to be expected for the full year ending June 30, 1999.

         (3)INVENTORIES

                  Inventories are summarized by major classification as follows:

                                                     December 31,      June 30,
                                                     ---------------------------
                                                        1998             1998
                                                     ----------       ----------
Raw materials, parts and supplies                    $7,199,118       $7,047,001
      Work in process                                   287,008          160.064
      Finished goods                                    835,715          494.080
                                                     ----------       ----------
                                                     $8,321,841       $7,701,145
                                                     ==========       ==========

Inventories are stated at lower of cost or market, with cost being determined on the first-in, first-out (FIFO) method. Inventory cost include material, labor, and overhead.


                                       F 6

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

GENERAL

     At the recent annual conference of the Radiological Society of North America (RSNA 98), the Company announced thet its premier product, the AddOn-Multi-System has been renamed ddr-Multi-System. The recent name change is much more in line with the overall system concept and strategy of the Company.

RESULTS OF OPERATIONS

     (a)THREE-MONTH PERIOD ENDED DECEMBER 31, 1998 COMPARED TO
THREE-MONTH PERIOD ENDED DECEMBER 31, 1997

         Net sales  amounted to  $6,444,706  for the  three-month  period  ended
December 31, 1998, compared to $6,043,675, an increase of $401,031, or 6.6% from the three-month period ended December 31, 1997. Net sales of $6,043,675 for the three month period ended December 31, 1997 includes sales of the film and processor business of Empower which was sold on June 30, 1998, of $1,973,557 Net sales without the film and processor business of Empower increased for the three-month period ended December 30, 1998 by $2,374,588 or 58.3%.

         Gross profit increased by $546,459 or 71.4% to $1,312,278 for the three-month period ended December 31, 1998, from $765,819 for the three-month period ended December 31, 1997. Gross profit as a percentage of net revenues increased to 20.4% for the three-month period ended December 31, 1998 from 12.7% for the three-month period ended December 31, 1997.

         Operating expenses decreased by $1,162,307, or 25.2% to $3,445,223, or 53.5% of net revenues, for the three-month period ended December 31, 1998, from $4,607,530, or 76.2% of net revenues for the three-month period ended December 31, 1997. The principal items were salaries (net of officers and directors compensation) of $979,391 or 15.2% of net sales for the three-month period ended Dcecember 31, 1998 compared to $1,305,092 or 21.6% of net sales for the three-month period ended December 31, 1997 and selling expenses of $925,483 or 14.4% of net sales for the three-month period ended December 31, 1998 compared to $1,186,167 or 19.6% of net sales for the three-month period ended December 31, 1997. Research and development expenses were $437,551 or 6.8% of net sales for the three-month period ended December 31, 1998 compared to $948,643 or 15.7% of net sales for the three-month period ended December 31, 1997.

     Interest expense decreased to $758,800 for the three months ended December 31, 1998 compared to $1,722,761 for the three months ended December 31, 1997. This decrease is primarily due the decrease of interest expense for amortization of Debenture issuance cost and Conversion Benefit.

     Loss on extinguishment of debt was $803,182 for the three months ended December 31, 1998 compared to a gain of $154,215 for the three months ended December 31, 1997. The extinguishment gain or loss resulted from refinancing of Convertible debentures.
                                    4

 (b)SIX-MONTH PERIOD ENDED DECEMBER 31, 1998 COMPARED TO
SIX-MONTH PERIOD ENDED DECEMBER 31, 1997

         Net sales  amounted to  $10,101,147  for the  six-month  period  ended
December 31, 1998,  compared to  $11,302,578, a decrease of $1,201,431, or 10.6%
from the six-month period ended December 31, 1997. Net sales of $11,302,578 for the six month period ended December 31, 1997 includes sales of the film and processor business of Empower which was sold on June 30, 1998, of $3,949,854. Net sales without the film and processor business of Empower increased for the six-month period ended December 30, 1998 by $2,748,423 or 37.4%.

         Gross profit increased by $579,826 or 21.4% to $2,131,805 for the six-month period ended December 31, 1998, from $2,711,631 for the six-month period ended December 31, 1997. Gross profit as a percentage of net revenues decreased to 21.1% for the six-month period ended December 31, 1998 from 24% for the six-month period ended December 31, 1997.

         Operating expenses decreased by $220,281, or 3.2% to $6,613,311, or 65.5% of net revenues, for the six-month period ended December 31, 1998, from $6,833,592, or 60.5% of net revenues for the six-month period ended December 31, 1997. The principle items were salaries (net of officers and directors compensation) of $2,064,577 or 20.4% of net sales for the six-month period ended Dcecember 31, 1998 compared to $1,926,769 or 17% of net sales for the six-month period ended December 31, 1997 and selling expenses of $1,438,281 or 14.2% of net sales for the six-month period ended December 31, 1998 compared to $1,674,198 or 14.8% of net sales for the six-month period ended December 31, 1997. Research and development expenses were $843,589 or 8.4% of net sales for the six-month period ended December 31, 1998 compared to $1,422,482 or 12.6% of net sales for the six-month period ended December 31, 1997.

     Interest expense decreased to $1,412,696 for the six months ended December 31, 1998 compared to $4,416,914 for the six months ended December 31, 1997. This decrease is primarily due the decrease of interest expense for amortization of Debenture issuance cost and Conversion Benefit.

     Loss on extinguishment of debt was $832,849 for the six months ended December 31, 1998 compared to a gain of $304,923 for the six months ended December 31, 1997. The extinguishment gain or loss resulted from refinancing of Convertible debentures.


FINANCIAL CONDITION

December 31, 1998 compared to June 30, 1998

         Total assets of the Company on December 31, 1998 increased by $1,887,527 to $27,802,124 from $25,914,597 on June 30, 1998, primarily due to the increase in current assets. Current assets increased $2,383,089 to $15,452,346 on December 31, 1998 from $13,069,257 on June 30, 1998. The increase in current assets is primarily attributable to the increase in accounts rerceivable of $1,982,959 and the increase in inventory of $620,696 which was offset by the decrease in prepaid expenses and sundry receivables of $163,842 and the decrease in cash and cash equivalents of $56,724. Other assets decreased $489,555 to $6,345,407 on December 31, 1998 from $6,834,962 on
June 30, 1998. The decrease is primarily attributable to the amortization of the licensing agreement, patents & trademark, software development cost and the goodwill.

         On December 31, 1998, the Company had total liabilities of $27,662,029 compared to $19,755,870 on June 30, 1998. On December 31, 1998, current liabilities were $15,064,487 compared to $11,984,554 on June 30, 1998. Working capital at December 31, 1998 was $387,859 compared to $1,084,703 at June 30, 1998.

CASH FLOW AND CAPITAL EXPENDITURES SIX MONTH PERIOD ENDED
DECEMBER 31, 1998 COMPARED TO SIX MONTH PERIOD ENDED DECEMBER 31, 1997.

         Cash used for operating activities for the six months ended December 31, 1998 was $5,972,737 compared to $6,475,460 for the six months ended December 31, 1997. Cash used for investing activities was $198,115 for the six months ended December 31, 1998 compared to $1,012,969 for the six months ended December 31, 1997. Cash flow from financing activities for the six months ended December 31, 1998 was $6,366,092 compared to $7,548,547 for six months ended December 31, 1997.

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

     However, the availability of a sufficient future cash flow will depend to a significant extent on the marketability of the Company's ddR-Multi-System. Accordingly, the Company may be required to issue additional convertible debentures or equity securities to finance such capital expenditures and working capital requirements. There can be no assurance whether or not such financing will be available on terms satisfactory to management.

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

     On October 6, 1998 the Company issued $2,940,000 aggregate principal amount of 5% convertible debentures (the "Convertible Debentures") including $540,000 repurchase of stock, convertible into Common Stock of the Company. After deducting fees, commissions and escrow fees in the aggregate amount of $300,000 the Company received a net amount of $2,100,000. The face amount of the Convertible Debentures is convertible into shares of Common Stock of the Company any time after the closing date at a conversion price equal to the lesser of 82% of the average closing bid price for the ten trading days preceding the date of the conversion or $1.00. Any Convertible Debentures not so converted are subject to mandatory conversion by the Company on the 24th monthly anniversary of the date of issuance of the Convertible Debentures.
                                   6

     On or about December 11, 1998 the Company entered into Promissory Note Agreements aggrerating $1,080,000 together with certain related Security Agreements and Contingent Convertible Debentures, Subscription Agreements, Registration Rights Agreements and exhibits thereto, pursuant to which it borrowed $1,080,000 with interest at the rtae of eight percent (8%) per annum (for the first ninety (90) calendar days) with the Company having the option to extend the terms of the Promissory Note for an additional sixty (60) calendar days (with the interest rate increasing to ten percent (10%) per annum). As further consideration for such loans the Lenders received Warrants to purchase an aggregate of 50,000 shares of the Company's common stock exercisable (for a period of up to five (5) years) at the bid price for Company shares at the date of the closing. In the event that the Company does not repay the above referenced sum within the time period indicated (i.e. on or before May 7, 1999) then in that event the terms and conditions of the above referenced Contingent Convertible Debenture and related documents would go into effect, permitting Lendedrs, at theuir option, to convert the face amount of each debenture at the lesser of (a) eighty-two percent (82%) of the ten (10) day average closing bid price for Company common stock for the ten (10) consecutive trading days immediately preceding the applicable conversion date or (b) $1.00 per share. The foregoing is a brief summary of what management considers to be certain pertinent terms and conditions of thew above referenced summarized transaction and does not purport to be a complete summary thereof (partially in view of the fact that there is no certainty that the Contingent Convertible Debentures and related documents will go into effect). In the event that the Company fails to repay such indebtedness on or before its extended due date and the contingent documents theresfter go into effec, each of such documents are intended to be filed as exhibits to the Registration Statement which the Company would be required to file (in accordance with the Registration Rights Agreement).

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         Not Applicable

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

Onor about October 3, 1997, the Registrant and Swissray Healthcare, Inc. were served with a complaint by a company engaged in the business of providing services related to imaging equipment alleging that defendant received benefits from breach of fiduciary duties and contract obligations and misappropriation of trade secrets by certain former employees of such competitor. Such company also obtained a temporary restraining order against the Registrant and Swissray Healthcare, Inc. On November 10, 1997, the Court denied a Motion for a preliminary injunction and the temporary restraining order was vacated. On December 1, 1997 and January 30, 1998 the Registrant answered the Complaint and Amended Complaint respectively by denying the allegations contained therein. The Plaintiff in such action (on December 2, 1997) filed a Motion to reargue and renew its prior denied Motion for a Preliminary Injunction and such Motion was (by Order and Decision dated June 17, 1998) denied. The Company denied the allegations, vigorously defended the litigation and thereafter settled such litigation and all outstanding matters with respect thereto in July 1998 for $60,000.

Dispute with Gary J. Durday ("Durday"), Kenneth R. Montler ("Montler") and Michael E. Harle ("Harle"). On July 17, 1998, two legal proceedings were commenced by Swissray, and two of its subsidiaries against Durday, Montler and Harle. Harle and Montler are former Chief Executive Officers of Swissray Medical Systems Inc. and Swissray Healthcare Inc., respectively, and Durday is the former Chief Financial Officer of both of those companies. Each of them was employed pursuant to an Employment Agreement dated October 17, 1997. In addition these three individuals were owners of a company by the name of Service Support Group LLC ("SSG"), the assets of which were sold to Swissray Medical Systems Inc. pursuant to an Asset Purchased Agreement dated as of October 17, 1997, whereby Messrs. Durday, Montler and Harle received, among other consideration 33,333 shares of the Company's common stock, together with a put option entitling these individuals to require Swissray to purchase any or all of such shares at a purchase price equal to $ 45 per share (on or after June 30, 1998 and until April 16, 1999, subject to certain adjustments set forth in the Asset Purchase Agreement). The number of shares and purchase price indicated both give retroactive effect to a reverse stock split of Company common stock which occurred on October 1, 1998. See Part II, Item 4.

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

     The current status with respect to this matter is that an arbitration Hearing has been concluded and under the rules of the American Arbitration Association it is expected that the Arbitrator should render his Award on or before March 1, 1999.

     In addition to the above referenced arbitration proceeding, Swissray and its subsidiaries commenced an action against Messrs. Durday, Montler and Harle in the Supreme Court of the State of New York, County of New
York alleging that these individuals breached the obligations undertaken by them in their respective Employment Agreements. Further, Messrs. Durday Montler and Harle commenced an action in state court in Pierce County, Washington and asked that Court to afjudicate the issues raised in the above referenced New York State Court action. Swissray filed applications in both the Washington and New York litigations urging that, because the action was first filed in New York, the New York court, rather than the Washington court, should decide where the litigation should proceed. Messrs. Durday, Montler and Harle initially opposed that position and urged the Washington State court to adjudicate all issues, but subsequently withdrew their opposition to Swissray's application and consented to a stay of all further proceedings in the Washington State court action until after the New York court has reached a decision as to whether it or the Washington court is the proper forum for litigation of the parties dispute. The New York court has not yet rendered a decision on this issue.

    It is Swissray's management's intention to contest these matters vigorously since Swissray believes that its claims are meritorious, and that it has meritorious defenses to the claims asserted against them.


Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable

Item 3. DEFAULTS UPON SENIOR SECURITIES

         Not applicable

Item 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     As indicated in the Company's Form 10-K for fiscal year ended June 30, 1998 the Company held a Special Meeting of Stockholders on August 31, 1998, at which time Company stockholders were asked to consider and act upon proposals to
(1) reverse stock split the currently issued and outstanding shares of Company Common Stock on the basis of no less than 1 : 4 and no greater than 1 for 10; the exact number, (if any) within such parameter to be determined by the Board of Directors in its discretion and (2) authorize the creation of a class of Preferred Stock. The number of shares of Common Stock voted at the Special Meeting approximated 75 % of all issued and outstanding securities as of the record date and approximately 88 % of those shares voted in favor of the aforesaid reverse stock split proposal (while the Company did not receive a sufficient number of affirmative votes for the creation of a class of Preferred Stock).

     At a Special Meeting of the Board of Directors on September 21, 1998, a reverse stock split on the basis of 1 for 10 was approved with an effective date of October 1, 1998.

     The Company has tentatively established that its Annual Meeting of Stockholders will be held on March 24, 1999 and in that regard intends to utilize the record date of February 17, 1999 and a mailing date of February 19, 1999. Proxy, Notice of Meeting, Proxy Statement and exhibits thereto were all preliminarily filed with the securities and Exchange Commission on February 9, 1999.

Item 5. OTHER INFORMATION

         Not applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits                                - NONE-

         (b) Reports  on  Form  8-K  8-K             8-K and 8-K/A each with
                                                     date of report of November
                                                     3, 1998 filed November 6,
                                                     1998 and November 27, 1998
                                                     respectively,indicating
                                                     change of auditors

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

Date:  February 10, 1999