Form 10-K/A
period 1998-06-30
SWISSRAY INTERNATIONAL INC
filed 1999-04-23
CIK 1002137

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              Amendment No. 2 to
                                    FORM 10-K

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

                          Yes  _____         No   _____


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

Member  of  TAG  International   with  offices  in  principal  cities  worldwide
Affiliated with the American Institute of CPAs Division for Firms

                           INDEPENDENT AUDITORS' REPORT


Board of Directors of
Swissray (Duetschland) Rontegentechnik Gmbh
Wiesbaden, Germany

     We have audited the balance sheet of Swissray (Duetschland) Rontegentechnik Gmbh as of June 30, 1997 and the related statements of income and stockholder's equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

         We conducted our audit in accordance to all laws governed by German regulations and with generally accepted auditing standards promulgated by the American Institute of Certified public accountants. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swissray (Duetschland) Rontegentechnik Gmbh as of June 30, 1997 and the results of its operations for the year then ended.


                                                  /s/ Theo Lepper
                                                  Theo Lepper
                                                  Certified Public Accountant

Wiesbaden, Germany
August 8, 1997

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
                                                                         ==============================

                                       F 1
    The accompanying notes are an integral part of these financial statements

                            SWISSRAY INTERNATIONAL
                    CONSOLIDATED BALANCE SHEET (Continued)
                            JUNE 30, 1998 and 1997

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt             $    233,746        $    243,135
Notes payable - banks                               3,551,091           3,834,706
Loan payable                                          125,029             133,008
Accounts payable                                    5,030,449           5,336,749
Accrued expenses                                    2,365,450           1,401,938
Restructuring                                         500,000                  --
Customer deposits                                     176,583             170,436
Due to stockholders and officers                        2,206             139,826
                                                 ---------------------------------
TOTAL CURRENT LIABILITIES                          11,984,554          11,259,798
                                                 ---------------------------------

CONVERTIBLE DEBENTURES                              7,645,969           6,000,000
Conversion Benefit                                   (315,327)           (689,441)
                                                 ---------------------------------
Net Convertible Debentures                          7,330,642           5,310,559
                                                 ---------------------------------

LONG-TERM DEBT, less current maturities               440,674             524,689
COMMON STOCK SUBJECT TO PUT                         1,819,985             320,000

STOCKHOLDERS' EQUITY
Common stock                                           41,426              19,694
Additional paid-in capital                         58,074,793          35,957,659
Common stock to be issued to officer
  (48,259 shares in 1997)                                  --           1,122,973
Accumulated deficit                               (50,481,713)        (27,978,604)
Accumulated other comprehensive loss               (1,475,779)         (1,428,534)
Common stock subject to put                        (1,819,985)           (320,000)
                                                 ---------------------------------
TOTAL STOCKHOLDERS' EQUITY                          4,338,742           7,373,188
                                                 ---------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 25,914,597        $ 24,788,234
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

                                       F 6

SWISSRAY INTERNATIONAL, INC.
CONSOLITATED STATEMENT OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 1998, 1997 and 1996

                                                                                                             Common
                                                                                        Additional            Stock
                                                                                          Paid-in             to be
                                                                  Common Stock            Capital             issued
                                                              Shares         Amount      (Restated)         (Restated) )
                                                             -----------------------------------------------------------
BALANCE - July, 1, 1995                                      1,203,506    $     12,035   $ 12,828,314       $     --

COMPREHENSIVE LOSS:
     Net loss of the year                                           --              --             --             --
     Foreign currency translation losses net of taxes $ -0-         --              --             --             --

     TOTAL COMPREHENSIVE LOSS                                       --              --             --             --

Issuance of common stock for cash                              110,000           1,100      5,198,900             --
Stock options exercised for cash                               105,000           1,050      2,048,950             --
Stock options granted for services                                                          6,374,468             --
Public offering expenses                                                                     (680,098)            --
                                                             -----------------------------------------------------------

BALANCE - June 30, 1996                                      1,418,506          14,185     25,770,534             --

COMPREHENSIVE LOSS:
     Net loss of the year                                           --              --             --             --
     Foreign currency translation losses net of taxes $ -0-         --              --             --             --

     TOTAL COMPREHENSIVE LOSS                                       --              --             --             --

Issuance of common stock for cash                              519,776           5,197      7,630,495             --
Stock options exercised for cash                                16,100             161        117,369             --
Issuance of common stock in lieu of interest payment             7,061              71        132,879             --
Beneficial conversion feature of convertible debentures             --              --      1,000,000             --
Stock options granted as compensation                               --              --         25,000             --
Stock options granted for services                                  --              --      1,161,462             --
Shares to be issued to officers for services                        --              --             --      1,122,973
Purchase of subsidiary for stock                                 8,000              80        119,920             --
Common stock subject to put                                         --              --             --             --
                                                             -----------------------------------------------------------

BALANCE - JUNE 30, 1997                                      1,969,443          19,694     35,957,659      1,122,973

COMPREHENSIVE LOSS:
     Net loss of the year                                           --              --             --             --
     Foreign currency translation losses net of taxes $ -0-         --              --             --             --

     TOTAL COMPREHENSIVE LOSS                                       --              --             --             --

Issuance of common stock for cash                            2,013,688          20,137     13,581,739             --
Stock options exercised for cash                                16,900             169        123,201             --
Shares issued to officers for services                          48,259             483      1,122,490     (1,122,973)
Issuance of common stock in lieu of interest payment            60,999             610        448,766
    --
Beneficial conversion feature of convertible debentures             --              --      5,738,149             --
Early extinguishment of Debt                                        --              --       (396,875)            --
Issuance of common stock for asset purchase                     33,333             333      1,499,664             --
Common Stock subject to put                                         --              --             --             --
                                                             -----------------------------------------------------------
BALANCE - JUNE 30, 1998                                      4,142,622    $     41,426   $ 58,074,793   $         --

                                                             ===========================================================

                                                             Accumulated        Other
                                                               Deficit      Comprehensive  Common Stock      Total
                                                              (Restated)         Loss      Subject to Put  s (Restated)
                                                            -----------------------------------------------------------
BALANCE - July, 1, 1995                                      $ (6,027,336)   $   (436,180)  $        --    $  6,376,833

COMPREHENSIVE LOSS:
     Net loss of the year                                      (8,266,080)             --            --      (8,266,080)
     Foreign currency transaction losses net of taxes        $        -0-        (399,867)           --        (399,867)
                                                                                                          --------------
     TOTAL COMPREHENSIVE LOSS                                          --              --            --      (8,665,947)
                                                                                                          --------------
Issuance of common stock for cash                                      --              --            --       5,200,000
Stock options exercised for cash                                       --              --            --       2,050,000
Stock options granted for services                                     --              --            --       6,374,468
Public offering expenses                                               --              --            --        (680,098)
                                                            ------------------------------------------------------------

BALANCE - June 30, 1996                                       (14,293,416)       (836,047)            0     10,655,256

COMPREHENSIVE LOSS:
     Net loss of the year                                     (13,685,188)             --            --     (13,685,188)
     Foreign currency transaction losses net of taxes $ -0-            --        (592,487)           --        (592,487)
                                                                                                          --------------
     TOTAL COMPREHENSIVE LOSS                                          --              --            --     (14,277,675)
                                                                                                          --------------
Issuance of common stock for cash                                      --              --            --       7,635,692
Stock options exercised for cash                                       --              --            --         117,530
Issuance of common stock in lieu of interest payment                   --              --            --         132,950
Beneficial conversion feature of convertible debentures                --              --            --       1,000,000
Stock options granted as compensation                                  --              --            --          25,000
Stock options granted for services                                     --              --            --       1,161,462
Shares to be issued to officers for services                           --              --            --       1,122,973
Purchase of subsidiary for stock                                       --              --            --         120,000
Common Stock subject to put                                            --              --      (320,000)       (320,000)
                                                            ------------------------------------------------------------

BALANCE - JUNE 30, 1997                                       (27,978,604)     (1,428,534)     (320,000)      7,373,188

COMPREHENSIVE LOSS:
     Net loss of the year                                     (22,503,109)             --            --     (22,503,109)
     Foreign currency transaction losses net of taxes $ -0-                       (47,245)           --         (47,245)
                                                                                                         --------------
     TOTAL COMPREHENSIVE LOSS                                          --              --            --     (22,550,354)

Issuance of common stock for cash                                      --              --            --      13,601,876
Stock options exercised for cash                                       --              --            --         123,370
Shares issued to officers for services                                 --              --            --              --
Issuance of common stock in lieu of interest payment                   --              --            --         449,376
Beneficial conversion feature of convertible debentures                --              --            --       5,738,149
Early extinguishment of Debt                                           --              --            --        (396,875)
Issuance of common stock for asset purchase                            --              --            --       1,499,997
Common Stock subject to put                                            --              --    (1,499,983)     (1,819,985)
                                                            ------------------------------------------------------------

BALANCE - JUNE 30, 1998                                      $(50,481,713)   $ (1,475,779)  $(1,819,985)   $  4,338,742

                                                            ============================================================

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

USE OF ESTIMATES IN THE PREPARATION OF THE FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during this period. Actual results could differ from those estimates
                                      F 8

WARRANTY

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

NOTE 14 - CONVERTIBLE DEBENTURES

Convertible debentures consist of the following:

                                                                                            June 30,
                                                                                       1998           1997
                                                                                   -----------    -----------
Convertible debenture dated April 28, 1997 and due April 28, 1998 with interest at 6% per annum. The principle shall be convertible into common shares one year from the issue date of the note at the greater of eighty (80%) percent of bid price or $2.50 per share on the date of conversion. Interest due on the
note shall similarly be paid in common stock at the time of conversion             $         0    $  2,000,000
2,000,000


Convertible debenture dated May 15, 1997 and due May 15, 2000 with interest at 6% per annum. The debentures are convertible into common shares at a price equal to eighty (80%) of the average closing bid price for the five (5) trading days preceding the date of conversion. One-half of the debentures are convertible at the earlier of a registration effective date or August 7, 1997.

The remainder are convertible 30 days thereafter. Any debenture not so converted is subject to mandatory conversion on May 15, 2000 Debt issuance cost was
$327,310, beneficial conversion feature was $500,000                                         0      2,000,000

Convertible debenture dated June 13, 1997 and due June 13, 2000 with interest at 6% per annum. The debentures are convertible into common shares at a price equal to eighty (80%) of the average closing bid price for the five (5) trading days preceding the date of conversion. One-half of the debentures are convertible at the earlier of a registration effective date or September 13,
1997. The remainder are convertible 30 days thereafter. Any debenture not so converted is subject to mandatory conversion on June 13, 2000. Debt
issuance cost was $308,575, beneficial conversion feature was $500,000                       0       2,000,000
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

Any debenture not so converted is subject to mandatory conversion on June 15,
2000. Debt issuance cost was $240,000, beneficial conversion feature was $420,436    2,000,000           0
                                                                                   -----------    -----------
                                                                                     7,645,969      6,000,000
Less discount due to beneficial conversion features,  net of accumulated
amortization of $105,109 and $310,559 respectively                                    (315,327)      (689,441)
(689,441)
                                                                                   -----------    -----------
                                                                                   $ 7,330,642    $ 5,310,559
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

                                     F 18

                                    1997                       1996
                                    --------     --------      --------    -------
                                    Weighted     Weighted      Weighted    Weighted
                                    Average      Average       Average     Average
                                    Fair         Exercise      Fair        Exercise
                                    Value        Price         Value       Price
                                    --------     -------       ------      ------
Options granted above fair value    $  -         $   -         $ 7.20      $48.90
Options granted below fair value    $22.80       $ 7.60        $29.20      $21.60

A summary of the status of the Stock Option Plans at June 30, 1998, 1997 and 1996 and the changes during the years then ended is presented below:

                                       1998                          1997                       1996
                                       ------------------------      ----------------------     -----------------------
                                       Weighted                      Weighted                   Weighted
                                       Shares          Average       Shares        Average      Shares        Average
                                       Underlying      Exercise      Underlying    Exercise     Underlying
Exercise
                                       Options         Price         Options       Price        Options        Price
                                       --------        --------      ---------     --------     --------       --------
Outstanding at beginning of year        318,000        $  23.40      238,500       $  25.20            0
$     --
Granted                                      --        $     --       79,500       $  17.80      238,500       $  25.20
Exercised                               (16,900)       $   7.30
Outstanding at end of year              301,100        $  24.30      318,000       $  23.40      238,500       $  25.20
                                        ========       ========      =========     ========     ========       ========
 Exercisable at end of year             301,100        $  24.30      318,000       $  23.40      238,500       $  25.20
                                        ========       ========      =========     ========     ========       ========

The following table summarizes information about stock options under the Stock Option Plans at June 30, 1998:

                         Options Outstanding                            Options Exercisable
                         -------------------                            -------------------
                                        Weighted
                                        Average      Weighted                       Weighted
                                        Remaining    Average                        Average
    Range of          Number            Contractual  Exercise       Number          Exercisable
 Exercise Price       Outstanding       Life         Price          Exercisable     Price
 --------------       -----------       -----------  ---------      ------------    -----------
$ 7.30 - $ 10.00        40,100           8.4         $   8.00        40,100         $   8.00
$20.00 - $ 40.00       227,500           7.8         $  22.10       227,500         $  22.10
$47.50 - $ 65.00        33,500           7.5         $  58.70        33,500         $  58.70
                       -------                                      -------
                       301,100                                      301,100
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

The effect of such restatements on the Company's 1997 and 1996 financial statements follow:

                                                        1997                                            1996
                                      -----------------------------------------       -----------------------------------------
                                         As                               As             As                               AS
                                      Reported       Adjustments       Restated       Reported       Adjustments
Restated
                                      --------       -----------       --------       --------       -----------       --------
Balance Sheet Adjustments
 Assets                              $24,352,915    $  435,319        $24,788,234     $18,793,438    $       --     $18,793,438
 Liabilities                          17,784,487      (689,441)        17,095,046       8,138,182            --       8,138,182
 Stockholders' equity                  6,568,428     1,124,760          7,693,188      10,655,256            --      10,655,256

Statement of Operations
 Adjustments
  Operating expenses                 $15,165,898    $2,284,435        $17,450,333     $ 8,591,679    $6,374,468     $14,966,147
  Other income (expenses)                 67,720      (511,125)          (443,405)        810,003            --         810,003
  Loss from operations               (10,502,114)   (2,795,560)       (13,297,674)     (2,311,112)   (6,374,468)     (8,685,580)
  Net loss                           (10,889,628)   (2,795,560)       (13,685,188)     (1,891,612)   (6,374,468)     (8,266,080)
  Net loss per common share basic    $      (.69)   $     (.17)       $      (.86)    $      (.15)   $     (.49)$          (.64)

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

 /s/ Josef Laupper                 Secretary and a Director                    Dated:  December 3, 1998
------------------------
Josef Laupper

/s/ Dr. Sc. Dov Maor               Director                                    Dated:  December 3, 1998
-------------------------
Dr. Sc. Dov Maor


/S/ Ueli Laupper                   Vice President and a Director               Dated:  December 3, 1998
------------------------
Ueli Laupper


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