Form 10-Q
period 1999-03-31
SWISSRAY INTERNATIONAL INC
filed 1999-05-13
CIK 1002137

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to______________________

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

The number of shares outstanding of each of the registrant's classes of common stock, as of May 10, 1999 is 12,006,222 shares, all of one class of $.01 par value common stock.

                                TABLE OF CONTENTS
                                                                        Page
                                                                         No.
                                     PART I

Item 1.  Financial Statements                                          F1-F7

Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations        3-7

Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk                                    7

                                     PART II

Item 1.  Legal Proceedings                                             7-9

Item 2.  Changes in Securities and Use of Proceeds                     9

Item 3.  Defaults Upon Senior Securities                               9

Item 4.  Submission of Matters to a Vote of Security
                  Holders                                              9

Item 5.  Other Information                                             10

Item 6.  Exhibits and Reports on Form 8-K                              10

Signatures                                                             11

                           SWISSRAY INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                                                                            March 31,             June 30,
                                                                                                 1999                1998
                                                                                          (Unaudited)
                                                                                       --------------     ----------------
CURRENT ASSETS
Cash and cash equivalents                                                              $   1,157,604   $        1,281,552
Accounts receivable, net of allowance for doubtful
accounts of $ 32,998 and $ 32,356                                                          2,125,109            2,584,651
Inventories                                                                                7,359,825            7,701,145
Prepaid expenses and sundry receivables                                                    1,994,043            1,501,909
                                                                                       --------------     ----------------
Total Current Assets                                                                      12,636,581           13,069,257
                                                                                       --------------     ----------------
PROPERTY AND EQUIPMENT, at cost, net of accumulated depreciation
of $ 903,911 and $ 581,077                                                                 6,250,621            6,010,378
                                                                                       --------------     ----------------
OTHER ASSETS
Loan receivable                                                                               17,093               20,005
Licensing agreement, net of accumulated amortization of                                    3,228,273            3,600,766
$ 1,738,302 and $ 1,365,809
Patents and trademarks, net of accumulated amortization of                                   207,184              230,614
$ 106,145 and $ 82,716
Software develompent costs, net of accumulated amortization of                               373,641              455,318
$ 205,116 and $ 121,892
Security deposits                                                                             30,591               38,280
Note receivable - long-term, net of allowance of $ 30,733 and $ 30,733                       513,643              513,643
Goodwill, net of accumulated amortization of $ 267,439 and $ 136,939                       1,665,836            1,796,336
Debt issance costs on convertible debentures, net of accumulated
amortization of $ 259,166 and $ 60,000                                                        51,834              180,000
                                                                                       --------------     ----------------
TOTAL OTHER ASSETS                                                                         6,088,095            6,834,962
                                                                                       --------------     ----------------
Total Assets                                                                             $24,975,297     $     25,914,597
                                                                                       --------------     ----------------
                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt                                                  $      183,638  $           233,746
Notes payable - banks                                                                      4,229,644            3,551,091
Notes payable - short-term                                                                 2,740,000                    -
Loan payable                                                                                 130,590              125,029
Accounts payable                                                                           4,979,380            5,030,449
Accrued expenses                                                                           1,221,184            2,365,450
Restructuring                                                                                500,000              500,000
Customer deposits                                                                             34,348              176,583
Due to stockholders and officers                                                                   -                2,206
                                                                                       --------------     ----------------
TOTAL CURRENT LIABILITIES                                                                 14,018,784           11,984,554
                                                                                       --------------     ----------------
CONVERTIBLE DEBENTURES                                                                    12,228,649            7,645,969
Conversion Benefit                                                                                 -             (315,327)
                                                                                       --------------     ----------------
Net Convertible Debentures                                                                12,228,649            7,330,642
                                                                                       --------------     ----------------
LONG-TERM DEBT, less current maturities                                                      323,631              440,674
                                                                                       --------------     ----------------
COMMEN STOCK SUBJECT TO PUT                                                                1,819,985            1,819,985
                                                                                       --------------     ----------------
STOCKHOLDERS' EQUITY

Common stock                                                                                 117,114               41,426
Additional paid-in capital                                                                61,775,419           58,074,793
Treasury Stock                                                                              (540,000)                   -
Accumulated deficit                                                                      (61,225,915)         (50,481,713)
Accumulated other comprehensive loss                                                      (1,722,385)          (1,475,779)
Comment stock subject to put                                                              (1,819,985)          (1,819,985)
                                                                                       --------------     ----------------
TOTAL STOCKHOLDERS' EQUITY                                                                (3,415,752)           4,338,742
                                                                                       --------------     ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $24,975,297     $     25,914,597
                                                                                       ==============     ================

                                       F1

                                SWISSRAY INTERNATIONAL INC.
                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Three Months Ended
                                                                        March 31,
                                                                    1999       1998
                                                                              Restated
                                                                Unaudited     Unaudited
                                                          ---------------- -----------------
NET SALES                                                    $  3,119,629      $  6,498,416
COST OF SALES                                                   2,435,147         5,330,190
                                                          ---------------- -----------------
GROSS PROFIT                                                      684,482         1,168,226
                                                          ---------------- -----------------

OPERATING EXPENSES
Officers and directors compensation                               167,195           134,277
Salaries                                                        1,103,721         1,333,463
Selling                                                           650,984           721,891
Research and development                                          463,546           763,373
General and administrative                                        670,699           726,440
Other operating expenses                                          417,596           845,610
Bad debts                                                               -               510
Depreciation and amortization                                     302,095           247,981
                                                          ---------------- -----------------
TOTAL OPERATING EXPENSES                                        3,775,836         4,773,545
                                                          ---------------- -----------------

LOSS BEFORE OTHER INCOME (EXPENSES)
  AND INCOME TAXES                                             (3,091,354)       (3,605,319)

Other income (expenses)                                           176,959          (955,347)
Interest expense                                                 (743,760)       (1,960,362)
                                                          ---------------- -----------------
OTHER INCOME (EXPENSES)                                          (566,801)       (2,915,709)
                                                          ---------------- -----------------

NET LOSS                                                      $(3,658,155)     $ (6,521,028)
                                                          ================ =================

LOSS PER COMMON SHARE
NET LOSS                                                        $   (0.72)           $(2.38)
                                                          ================ =================
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                                              5,087,116         2,744,155

                                       F2

                                  SWISSRAY INTERNATIONAL INC.
                             CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Nine Months Ended
                                                                            March 31,
                                                                         1999       1998
                                                                                  Restated
                                                                    Unaudited     Unaudited
                                                          ------------------- -----------------
NET SALES                                                      $  13,220,776     $  17,800,994
COST OF SALES                                                     10,404,489        13,921,137
                                                          ------------------- -----------------
GROSS PROFIT                                                       2,816,287         3,879,857
                                                          ------------------- -----------------
OPERATING EXPENSES
Officers and directors compensation                                  564,089           384,824
Salaries                                                           3,168,298         3,260,232
Selling                                                            2,089,265         2,396,089
Research and development                                           1,307,135         2,185,855
General and administrative                                         1,381,517         1,610,038
Other operating expenses                                             978,603         1,110,008
Bad debts                                                              7,383           (24,536)
Depreciation and amortization                                        892,857           684,627
                                                          ------------------- -----------------
TOTAL OPERATING EXPENSES                                          10,389,147        11,607,137
                                                          ------------------- -----------------
LOSS BEFORE OTHER INCOME (EXPENSES)
  AND INCOME TAXES                                                (7,572,860)       (7,727,280)

Other income (expenses)                                             (182,037)         (799,202)
Interest expense                                                  (2,156,457)       (6,377,276)
                                                          ------------------- -----------------
OTHER INCOME (EXPENSES)                                           (2,338,494)       (7,176,478)
                                                          ------------------- -----------------
LOSS FROM CONTINUING OPERATIONS
  BEFORE EXTRAORDINARY ITEMS                                      (9,911,353)      (14,903,758)

Extraordinary income (expenses)                                     (832,849)         (304,923)
                                                          ------------------- -----------------

NET LOSS                                                      $  (10,744,202)     $(14,598,835)
                                                          =================== =================

LOSS PER COMMON SHARE
Loss from continuing operations                                        (2.09)            (6.17)
Extraordinary items                                                    (0.08)             0.13
                                                          ------------------- -----------------
NET LOSS                                                               (2.27)            (6.04)
                                                          =================== =================
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                                                 4,752,041         2,415,901

                                       F3

                      SWISSRAY INTERNATIONAL INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Nine Months Ended
                                                                                          March 31,
                                                                                    1999              1998
                                                                                  Unaudited         Restated
                                                                                                    Unaudited
                                                                             ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITES

Net loss                                                                    $    (10,744,202)     $(14,598,835)
Adjustment to reconcile net loss to net
       cash used by operating activities
       Depreciation and amortization                                               1,000,667           719,075
       Provision for bad debts                                                           643           (89,075)
       Financing costs incurred                                                            -           338,948
       Issuance of common stock in lieu of
          interest payments                                                                -           140,448
       Interest expense on debt issuance cost and
         conversion benefit                                                        1,007,818         6,015,697
       Early extinguishment of  debt (gain)                                          832,849          (304,923)

       (Increase) decrease in operating assets:
       Accounts receivable                                                           458,899         2,038,072
       Inventories                                                                   341,319        (4,535,233)
       Prepaid expenses and sundry receivables                                      (492,132)         (287,096)
       Increase (decrease) in operating liabilities:
       Accounts payable                                                              (51,069)        1,357,429
       Accrued expenses                                                           (1,144,266)           88,337
       Customers deposits                                                           (142,235)         (170,436)
                                                                             ---------------    ---------------
NET CASH USED BY OPERATING ACTIVITIES                                             (8,931,709)       (9,287,592)
                                                                             ---------------    ---------------
CASH FLOW FROM INVESTING ACTIVITIES
       Acquisition of property and equipment                                        (563,077)       (1,505,207)
       Patents and trademarks                                                              -          (41,131)
       Other intangibles                                                              (1,546)         (184,760)
       Asset Purchase net of cash received                                                 -          (591,108)
       Security deposits                                                               7,689           (16,192)
       Loans receivable                                                                2,911            (2,578)
                                                                             ---------------    ---------------
NET CASH USED BY INVESTING ACTIVITIES                                               (554,023)       (2,340,976)
                                                                             ---------------    ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from short-term borrowings                                        18,545,444             5,185
       Proceeds from long-term borrowings                                                  -           455,921
       Principal payment of short-term borrowings                                (11,024,348)       (1,974,718)
       Principal payment of long-term borrowings                                    (117,043)                -
       Issuance of common stock for cash                                           2,671,169        12,342,620
       Purchase of Treasury Stock                                                   (540,000)                -
       Payment to stockholders and officers                                           (2,207)          (70,590)
                                                                             ---------------    ---------------
CASH PROVIDED BY FINANCING ACTIVITIES                                              9,533,015        10,758,418
                                                                             ---------------    ---------------
EFFECT OF EXCHANGE RATE ON CASH                                                     (171,231)           77,468
                                                                             ---------------    ---------------
NET DECREASE IN CASH                                                                (123,948)         (792,682)
CASH AND CASH EQUIVALENT - beginning of period                                     1,281,552         3,091,307
                                                                             ---------------    ---------------
CASH AND CASH EQUIVALENTS - end of period                                   $      1,157,604     $   2,298,625
                                                                             ===============    ===============
                                       F4

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 1999



         (1) The financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's annual report on Form 10-K for the fiscal year ended June 30, 1998.

         (2) In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Registrant as of March 31, 1999 and the results of operations and cash flows for the interim period presented. Operating results for the six months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year ending June 30, 1999.

         (3)      INVENTORIES
         Inventories are summarized by major classification as follows:
                                                  March 31,        June 30,
                                                 ---------------------------
                                                    1999             1998
                                                 ----------       ----------

Raw materials, parts and supplies                $6,588,837       $7,047,001
      Work in process                               123,720          160,064
      Finished goods                                647,268          494,080
                                                 ----------       ----------
                                                 $7,359,825       $7,701,145
                                                 ==========       ==========


         Inventories are stated at lower of cost or market, with cost being determined on the first-in, first-out (FIFO) method. Inventory cost include material, labor, and overhead.


                                       F5

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         All references herein to the "Registrant" refer to Swissray International Inc. All references herein to the "Company" refer to Swissray International, Inc. and its subsidiaries.

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Statements in this discussion which are not historical facts may be considered forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including estimated cost savings to be realized from restructuring activities and estimated proceeds from and timing of facility sales. The words "believe," "expect," anticipate," "estimate", and similar expressions identify forward looking statements. Any forward looking statements involve risks and uncertainties that could cause actual events or results to differ, perhaps materially, from the events or results described in the forward looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise. Risks associated with the Company's forward looking statements include, but are not limited to, risks associated with the Company's history of losses and uncertain profitability, need for market acceptance of the ddR Multi System, reliance on a single product, reliance on large customers, risks associated with the Company's international operations, currency fluctuations, the risk of new and different legal and regulatory requirements, governmental approvals, tariffs and trade barriers, risks associated with competition and technological innovation by competitors, dependence on patents and proprietary technology, general economic conditions and conditions in the healthcare industry, reliance on key management, limited manufacturing history with respect to the ddR-Multi- System, dependence on sole source suppliers, future capital needs and uncertainty of additional financing, potential recalls and product liability, dilution, effects of outstanding convertible debentures, limited public market, liquidity, possible volatility of stock price, recently adopted new listing standards for NASDAQ securities and environmental matters.

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, related notes and other information included in this quarterly report on Form 10-Q.

GENERAL

         At the recent annual conference of the Radiological Society of North America (RSNA 98), the Company announced that its premier product, the AddOn-Multi-System has been renamed ddR-Multi-System. The recent name change is much more in line with the overall system concept and strategy of the Company.

RESULTS OF OPERATIONS

         (a) THREE-MONTH PERIOD ENDED MARCH 31, 1999 COMPARED TO THREE-MONTH PERIOD ENDED MARCH 31, 1998

         Net sales amounted to $3,119,629 for the three-month period ended March 31, 1999, compared to $6,498,416, an decrease of $3,378,787, or 52% form the three-month period ended March 31, 1999. Net sales of $6,498,416 for the three-month period ended March 31, 1998 includes sales of the film and processor business of Empower, which has been sold on June 30, 1998, of $1,608,002.
Net sales without the film and processor business of Swissray Empower decrease for the three-month period ended March 31, 1999 by $1,770,785 or 27.3%. This decrease is manly due to the fact that for certain products of its OEM-Business a new production badge had to be initialized with deliveries starting April 1999

         Gross profit decreased by $483,744 or 41.4% to $684,482 for the three-month period ended March 31, 1999 from $1,168,226 for the three-month period ended March 31, 1999. Gross profit as a percentage of net revenues increase to 21.9% for the three-month period ended March 31, 1999 from 18% for the three-month period ended March 31, 1998.

         Operating expenses decreased by $997,709, or 20.9% to $3,775,836, or 121% of net revenues, for the three-month period ended March 31, 1999, from $4,773,545, or 73.5% of net revenues for the three-month period ended March 31, 1998. The principle items were salaries (net of officers and directors compensation) of $1,103,721 or 35.4% of net sales for the three-month period ended March 31, 1999 compared to $1,333,463 or 20.5% of net sales for the three-month period ended March 31, 1998 and general and administrative expenses of $670,699 or 21.5% of net sales for the three-month period ended March 31, 1999 compared to $726,440 or 11.2% of net sales for the three-month period ended March 31, 1998 Research and development expenses were $463,546 or 14.9% of net sales for the three-month period ended March 31, 1999 compared to $763,373 or 11.7% of net sales for the three-month period ended March 31, 1998.

         Interest expenses decreased to $743,760 for the three month ended March 31, 1999 compared to $1,960,361 for the three month ended March 31, 1998. This decrease is primarily due the decrease of interest expense for amortization of Debenture issuance cost and Conversion Benefit.


         (b) NINE-MONTH PERIOD ENDED MARCH 31, 1999 COMPARED TO NINE-MONTH PERIODS ENDED MARCH 31, 1998

RESULTS OF OPERATIONS

         Net sales amounted to $13,220,776 for the nine-month period ended March 31, 1999, compared to $17,800,997, an decrease of $4,580,218, or 25.7% form the nine-month period ended March 31, 1998.Net sales of $17,800,994 for the nine-month period ended March 31, 1998 includes sales of the film and processor business of Empower, which has been sold on June 30, 1998, of $5,557,8564.
Net  sales  without  the film and   processor  business  of Swissray  Empower
increase for the nine-month  period ended March 31, 1999 by $977,638 or 8%.

         Gross profit decreased by $1,063,570, or 27.4% to $2,816,287 for the nine-month period ended March 31, 1999 from $3,879,857 for the nine-month period ended March 31, 1998. Gross profit as a percentage of net revenues decrease to 21.3% for the nine-month period ended March 31, 1999 from 21.8% for the six-month period ended March 31, 1998.

         Operating expenses decreased by $1,217,990, or 10.5% to $10,389,147, or 78.6% of net revenues, for the nine-month period ended March 31, 1999, from $11,607,137, or 65.2% of net revenues for the nine-month period ended March 31, 1998. The principle items were salaries (net of officers and directors compensation) of $3,168,298 or 24% of net sales for the nine-month period ended March 31, 1999 compared to $3,260,232 or 18.3% of net sales for the nine-month period ended March 31, 1998 and selling expenses of $2,089,265 or 15.8% of net sales for the nine-month period ended March 31, 1999 compared to $2,396,089 or 13.5% of net sales for the nine-month period ended March 31, 1998 Research and development expenses were $1,307,135 or 9.9% of net sales for the nine-month period ended

March 31, 1999 compared to $2,185,855 or 12.3% of net sales for the nine-month period ended March 31, 1998.

         Interest expenses decreased to $2,156,457 for the nine-month ended March 31, 1999 compared to $6,377,276 for the nine-month ended March 31, 1998. This decrease is primarily due the decrease of interest expense for amortization of Debenture issuance cost and Conversion Benefit.

         Loss on extinguishment of Debt was $832,849 for the nine-month ended March 31, 1999 compared to a gain of $304,923 for the nine-month ended March 31, 1998. The extingushment gain or loss resulted from refinancing of Convertible debentures.

FINANCIAL CONDITION

March 31, 1999 compared to June 30, 1998

         Total assets of the Company on March 31, 1999 decreased by $939,298 to $24,975,298 from $25,914,597 on June 30, 1998, primarily due to the decrease of Other Assets. Other Assets decreased $746,865 to $6,088,096 on March 31, 1999 from $6,834,961 on June 30, 1998. The decrease is primarily attributable to the amortization of the licensing agreement, patents & trademark, software development cost and the goodwill. Current Assets decreased $432,676 to $12,636,581 on March 31, 1999 from $13,069,257 on June 30, 1998. The decrease in current assets is primarily attributable to the decrease of Accounts receivable of $459,542, the decrease of inventory of $341,320 and the decrease in Cash and cash equivalents of $123,948 which was partially offset by the increase in prepaid expenses and sundry receivables of $492,133. and of.

         On March 31, 1999, the Company had total liabilities of $28,391,050 compared to $21,575,856 on June 30, 1998. On March 31, 1999, current liabilities were $14,018,787 compared to $11,984,554 on June 30, 1998. Working capital at March 31, 1999 was $(1,382,203) compared to $1,084,703 at June 30, 1998.

CASH FLOW AND CAPITAL EXPENDITURES NINE MONTHS PERIOD ENDED MARCH 31, 1999 COMPARED TO NINE MONTHS PERIOD ENDED MARCH 31, 1998

         Cash used for operating activities for the nine-months ended March 31, 1999 was $8,931,709 compared to $9,287,592 for the nine-months ended March 31, 1998. Cash used for investing activities was $554,023 for the nine-months ended March 31, 1999 compared to $2,340,976 for the nine-months ended March 31, 1998. Cash flow from financing activities for the nine-months ended March 31, 1999 was $9,533,015 compared to $10,758,418 for nine-months ended March 31, 1998.

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

         On August 31, 1998 the Company issued a principal aggregate total amount of $6,143,849 of 5% convertible debentures ("Convertible Debentures"), convertible into Common Stock of the Company at a conversion price of 82% of the average closing bid price for the ten trading days preceding the date of conversion as follows: (a) The Company issued $3,832,849 aggregate principal for which the Company received no cash; investors having paid the holders of $3,000,000 in Convertible Debentures (originally issued in March 1998) together with 25% premium and accrued interest; and (b ) the Company issued new Convertible Debentures convertible into shares of Company Common Stock. After deducing fees directly attributable to such offering the Company received a net amount of $ 2,000,000. All Convertible Debentures were issued to accredited investors as defined in Rule 501(a) of Regulation D promulgated under the Act ("Regulation D") and the Company has received written representations from each investor to that effect. Any Convertible Debentures not so converted are subject to mandatory conversion by the Company on the 24th anniversary of the date of issuance of the Convertible Debentures. As of March 31, 1999 an unconverted balance of $5,784,421 remains outstanding.

         On October 6, 1998 the Company issued a principal aggregate amount of $2,940,000 of 5% convertible debentures ("Convertible Debentures"), convertible into Common Stock of the Company at a conversion price of 82% of the average closing bid price for the ten trading days preceding the date of conversion. After deducting fees directly attributable to such offering (including the Company's repurchase of 1,465,000 pre-split shares of its common stock for a cash consideration of $540,000) the Company received a net amount of $
2,100,000. All Convertible Debentures were issued to accredited investors as defined in Rule 501(a) of Regulation D promulgated under the Act ("Regulation D") and the Company has received written representations from each investor to that effect. Any Convertible Debentures not so converted are subject to mandatory conversion by the Company on the 24th anniversary of the date of issuance of the Convertible Debentures. None of these Convertible Debentures have been converted as of March 31, 1999.

         The Registrant received gross proceeds of $1,080,000 in December 1998 pursuant to promissory notes bearing interest at the rate of 8% per annum for the first 90 calendar days (through March 13, 1999) with the Company having the option to extend the notes for an additional 60 days with interest increasing 2% per annum during the 60 day period. The Company exercised its extension option. As further consideration for the loan, the Company issued Lenders Warrants to purchase up to 50,000 shares of the Company's common stock exercisable, in whole or in part, for a period of up to 5 years at $.375 (the bid price for Company shares on the date of closing). The notes are secured by a second mortgage on land and building as well as certain Company inventory. In the event that the promissory notes are not paid by their due date then the terms of a Contingent Subscription Agreement, Debenture and Registration Rights Agreement shall apply. In that respect the convertible debentures are to bear interest at the rate of 5% per annum (payable in stock or cash at the Company's option) and are convertible, at any time at the lesser of (a) 82% of the 10 day average bid price for the 10 consecutive trading days immediately preceding the conversion date or (b) $1.00 per share. The documents also provide for certain Company redemption rights at percentages ranging from 115% of the face amount of the Debenture to 125% of the face amount of the debenture dependent upon redemption date, if any.

         On January 29, 1999 the Company issued a principal aggregate amount of $1,170,000 of convertible debentures ("Convertible Debentures"), convertible into Common Stock of the Company at a conversion price of 82% of the average closing bid price for the ten trading days preceding the date of conversion together with accrued interest of 3% for the first 90 days, 3.5% for 91-120 days and 4% for 120 days and thereafter. After deducing fees directly attributable to such offering the Company received a net amount of $ 1,020,000. All Convertible Debentures were issued to accredited investors as defined in Rule 501(a) of Regulation D promulgated under the Act ("Regulation D") and the Company has received written representations from each investor to that effect. Any Convertible Debentures not so converted are subject to mandatory conversion by the Company on the 24th anniversary of the date of issuance of the Convertible Debentures. None of these Convertible Debentures have been converted as of March 31, 1999.

         On March 2, 1999, the Company entered into a second promissory note (contingent convertible debenture financing) with the same lenders as the December 1998 transaction described directly above with terms and conditions identical to those set forth above excepting (a) gross proceeds amounted to $1,110,000, (b) the initial due date of such notes are May 31, 1999, (c) the potential 60 day extension date on such promissory notes is July 30, 1999, (d) the conversion price is 80% of the 10 day average closing bid price for the 10 consecutive trading days preceding conversion date and (e) Warrants were issued (similarly exercisable over 5 years) to purchase up to 50,000 shares of common stock at 125% of the average 5 day closing bid price of the Company's common stock immediately preceding the date of closing but in no event at less than $1.00 per share. In all other respects the terms and conditions of each of the documents executed with respect to this transaction are identical to those described above with respect to the December 1998 promissory notes in all material respects.

         On March 26, 1999 the Company entered into a third promissory note (contingent convertible debenture financing) with terms and conditions identical to those set forth in the March 2, 1999 promissory note financing referred to directly above excepting (a) the lender is different, (b) gross proceeds amounted to $550,000, (c) the initial due date of such note is June 25, 1999,
(d) the potential 60 day extension date on such promissory note is August 24, 1999, (e) Warrants were issued (similarly exercisable over 5 years) to purchase up to 27,500 shares of common stock at 125% of the average 5 day closing bid price of the Company's common stock immediately preceding the date of closing but in no event at less than $1.00 per share. In all other respects the terms and conditions of each of the documents executed with respect to this transaction are identical to those described in the above referenced March 2, 1999 transaction.

EFFECT OF CURRENCY ON RESULTS OF OPERATIONS

         The result of operations and the financial position of the Company'ssubsidiaries outside of the United States is reported in the relevant foreign currency (primarily in Swiss Francs) and then translated into US dollars at the applicable foreign exchange rate for inclusion in the Company's consolidated financial statements. Accordingly, the results of operations of such subsidiaries as reported in US dollars can vary significantly as a result of changes in currency exchange rates (in particular the exchange rate between the Swiss Franc and the US dollar).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         Not Applicable

                                     PART II

Item 1.  Legal Proceedings

A. On or about October 3, 1997, the Registrant and Swissray Healthcare, Inc. were served with a complaint by a company engaged in the business of providing services related to imaging equipment alleging that defendant received benefits from breach of fiduciary duties and contract obligations and misappropriation of trade secrets by certain former employees of such competitor. Such company also obtained a temporary restraining order against the Registrant and Swissray Healthcare, Inc. On November 10, 1997, the Court denied a Motion for a preliminary injunction and the temporary restraining order was vacated. On December 1, 1997 and January 30, 1998 the Registrant answered the Complaint and Amended Complaint respectively by denying the allegations contained therein. The Plaintiff in such action (on December 2, 1997) filed a Motion to reargue and renew its prior denied Motion for a Preliminary Injunction and such Motion was (by Order and Decision dated June 17,
1998) denied. The Company denied the allegations, vigorously defended the litigation and thereafter settled such litigation and all outstanding matters with respect thereto in July 1998 for $60,000.

B. Dispute with Gary J. Durday  ("Durday"),  Kenneth R. Montler  ("Montler") and
Michael E. Harle ("Harle"). On July 17, 1998, two legal proceedings were commenced by Swissray, and two of its subsidiaries against Durday, Montler and Harle. Harle and Montler are former Chief Executive Officers of Swissray Medical Systems Inc. and Swissray Healthcare Inc., respectively, and Durday is the former Chief Financial Officer of both of those companies. Each of them was employed pursuant to an Employment Agreement dated October 17, 1997. In addition, these three individuals were owners of a company by the name of Service Support Group LLC ("SSG"), the assets of which were sold to Swissray Medical Systems Inc. pursuant to an Asset Purchase Agreement dated as of October 17, 1997. whereby Messrs. Durday, Montler and Harle received, among other consideration, 33,333 shares of Swissray's common stock, together with a put option entitling these individuals to require Swissray to purchase any or all of such shares at a purchase price equal to $45.00 per share (on or after June 30, 1998 and until April 16, 1999, subject to certain adjustments set forth in the Asset Purchase Agreement).

         On July 17, 1998, Swissray and its subsidiaries, Swissray Medical Systems Inc. and Swissray Healthcare Inc. commenced an arbitration proceeding before the American Arbitration Association in Seattle, Washington (Case No. 75 489 00196 98) alleging that Messrs. Durday, Montler and Harle fraudulently induced Swissray and its subsidiaries to enter into the above referenced Asset Purchase Agreement and otherwise breached that Agreement. The relief sought in the arbitration proceeding was the recovery of damages suffered as a result of this alleged wrongful conduct and a rescission of the put option provided for in the Asset Purchase Agreement. Messrs. Durday, Montler and Harle responded to the allegations made in the arbitration proceeding and asserted counterclaims against Swissray and its subsidiaries claiming a breach by them of their obligations under the Asset Purchase Agreement and other relief. The arbitration took place in Seattle on January 8-10, 1999; the proceeding concluded on January 27, 1999 after the submission of post-hearing briefs. On February 23, 1999, the Arbitrator issued his ruling, awarding Messrs. Durday, Montler and Harle
$1,500,000 and ordering them to surrender all rights to 33,333 shares of Swissray common stock. On February 26, 1999, Swissray and Swissray Medical Systems Inc. filed a petition in Supreme Court, New York County (Index No. 99/104017) to vacate the above referenced arbitration award.

         In addition to the above referenced arbitration proceeding, Swissray and its subsidiaries commenced an action against Messrs. Durday, Montler and Harle which is currently pending in the Supreme Court of the State of New York, County of New York, alleging that these individuals breached the obligations undertaken by them in their respective Employment Agreements. Further, Messrs. Durday, Montler and Harle commenced an action in state court in Pierce County, Washington, and asked that Court to adjudicate the issues raised in the above referenced New York State Court action. Swissray filed applications in both the Washington and New York litigations urging that, because the action was first filed in New York, the New York court, rather than the Washington court, should decide where the litigation should proceed. Messrs. Durday, Montler and Harle initially opposed that position and urged the Washington State court to adjudicate all issues, but subsequently withdrew their opposition to Swissray's application and consented to a stay of all further proceedings in the Washington State court action until after the New York court had reached a decision as to whether it or the Washington court is the proper forum for litigation of the parties' dispute. The New York court has not yet rendered a decision on this issue.

         It is Swissray's management's intention to contest these matters vigorously since Swissray believes that its claims are meritorious, and that it has meritorious defenses to the claims asserted against them, notwithstanding the above referenced arbitration ruling.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable

Item 3. DEFAULTS UPON SENIOR SECURITIES

         Not applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         As indicated in the Company's Form 10-K for fiscal year ended June 30, 1998, the Company held a Special Meeting of Stockholders on August 31, 1998, at which time Company stockholders were asked to consider and act upon proposals to
(1) reverse stock split the currently issued and outstanding shares of Company Common Stock on the basis of no less than 1 : 4 and no greater than 1 for 10; the exact number, (if any) within such parameter to be determined by the Board of Directors in its discretion and (2) authorize the creation of a class of Preferred Stock. The number of shares of Common Stock voted at the Special Meeting approximated 75 % of all issued and outstanding securities as of the record date and approximately 88 % of those shares voted in favor of the aforesaid reverse stock split proposal (while the Company did not receive a sufficient number of affirmative votes for the creation of a class of Preferred Stock).

         At a Special Meeting of the Board of Directors on September 21, 1998, a reverse stock split on the basis of 1 for 10 was approved with an effective date of October 1, 1998.

         The Company has tentatively established that its Annual Meeting of Stockholders will be held on July 22, 1999 and in that regard intends to utilize the record date of June 10, 1999 and a mailing date of June 21, 1999. In that regard, Proxy, Notice of Meeting, Proxy Statement and exhibits thereto have all been preliminarily filed with the Securities and Exchange Commission.

Item 5. OTHER INFORMATION

         On March 29, 1999 the Company entered into a one year Consulting Agreement (with option to extend for an additional period of one year) with Liviakis Financial Communications, Inc. In accordance with the terms and conditions of the Consulting Agreement, the Consultant agreed to provide certain specified consulting services in a diligent and thorough manner in return for which and as full and complete compensation thereunder, the Company is required to compensate the Consultant through its issuance and delivery of 3,000,000 shares of the Company's restrictive common stock. As regards such shares of common stock, Consultant has agreed that throughout the period of time that it retains beneficial ownership of all or any portion of such shares that it shall
(a) vote such shares in favor of Ruedi G.

Laupper continuing to maintain his current position(s) with the Company and (b) give Ruedi G. Laupper and/or his designee the right to vote Consultant's shares at all Company shareholder meetings. In the event that the Company, in its sole discretion, exercises its option to extend the Agreement for an additional period of one year, remuneration for such second year has been set at $630,000 to be paid in restrictive shares of Company common stock (with the number of shares to be determined based upon the ten day average closing bid price for the ten consecutive trading days preceding March 29, 2000). The foregoing does not purport to set forth each of the terms and conditions of the aforesaid Consulting Agreement but rather is designed to summarize what management considers to be pertinent portions thereof.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits   - NONE

         (b) Reports on Form 8-K   - NONE

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

Date:  May 10, 1999