Form 10-K
period 1999-06-30
SWISSRAY INTERNATIONAL INC
filed 1999-09-17
CIK 1002137

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-K

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1999

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

           320 West 77th Street, Suite 1A, New York, New York 10024
              (Address of Principal Executive Office) (Zip Code)

         United States - 917-441-7841 Switzerland - 011 41 41 914 12 00
                (Issuer's Telephone Number, Including Area Code)

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (TITLE OF CLASS)

Indicate by check mark whether the issuer; (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  xx               No
                                   ----                  ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The number of shares outstanding of each of the Registrant's classes of Common Stock, as of August 24, 1999 is 14,541,537 shares (1), all of one class of common stock, $.01 par value. Of this number a total of 6,436,767 shares having an aggregate market value of $16,690,536, based on the closing price of the Registrant's common stock of $2.593 on August 24, 1999 as quoted on the Electronic Over-the-Counter Bulletin Board ("OTC"), were held by non-affiliates* of the Registrant.

* Affiliates for the purpose of this item refers to the Registrant's officers and directors and/or any persons or firms (excluding those brokerage firms and/or clearing houses and/or depository companies holding Registrant's securities as record holders only for their respective clienteles' beneficial interest) owning 5% or more of the Registrant's Common Stock, both of record and beneficially.

(1) Unless otherwise indicated throughout this Form 10-K, all references to number of shares, price per share and data of a similar and related nature retroactively reflect and take into consideration a 1 to 10 reverse stock split, as effective October 1, 1998.

                               APPLICABLE ONLY TO
                 REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                          Yes  _____         No   _____


Not Applicable

                    (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 14,541,537 shares as of August 24, 1999.


                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security -holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933.

None

         TABLE OF CONTENTS

PART I
Item 1.           Business                                                                 4

Item 2.           Properties                                                               19

Item 3.           Legal Proceedings                                                        19

Item 4.           Submission of Matters to a Vote of Security Holders                      21

PART II

Item 5.           Market For Registrant's Common Equity and Related
                  Stockholder Matters                                                      21

Item 6.           Selected Financial Data                                                  24

Item 7.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                      26

Item 8.           Financial Statements and Supplementary Data                         48 & F(1)-F(28)

Item 9.           Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                                      49

PART III

Item 10.          Directors and Executive Officers of the Registrant                       49

Item 11.          Executive Compensation                                                   52

Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management                                                               58

Item 13.          Certain Relationships and Related Transactions                           60

PART IV

Item 14.          Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K                                                      60

SIGNATURES                                                                                 61

SUPPLEMENTAL INFORMATION                                                                   62

                                     PART I

ITEM 1.   BUSINESS

                                  THE COMPANY

         The Registrant was incorporated under the laws of the State of New York on January 2, 1968 under the name CGS Units Incorporated. On June 15, 1994, the Registrant merged with Direct Marketing Services, Inc. and changed its name to DMS Industries, Inc. In May of 1995 the Registrant discontinued the operations then being conducted by DMS Industries, Inc. and acquired all of the outstanding securities of SR Medical AG, a Swiss corporation engaged in the business of manufacturing and selling X-ray equipment, components and accessories. On June 5, 1995 the Registrant changed its name to Swissray International, Inc. The Registrant's operations are being conducted principally through its wholly owned subsidiaries, Swissray Medical AG ( formerly known as SR Medical Holding AG and SR Medical AG) a Swiss corporation and its wholly owned subsidiary Swissray (Deutschland) Rontgentechnik GmbH (formerly known as SR Medical GmbH), a German limited liability company as well as through the Company's other wholly owned subsidiaries, Swissray America, Inc., a Delaware corporation,Swissray Healthcare ,Inc., a Delaware corporation and Swissray Information Solutions,Inc. a Delaware corporation.

         Swissray Medical AG (formerly SR Medical Holding AG and SR Medical AG until renamed in June 1999 and February 1998) acquired all assets and liabilities, effective July 1998, of its wholly owned subsidiaries,SR Medical AG (known as Teleray AG until renamed in February 1998), a Swiss corporation and Telray Research and Development AG, a Swiss corporation. Swissray Medical AG also absorbed all assets and liabilities of the Company's other wholly owned subsidiary SR Management AG (formerly SR Finance AG), a Swiss corporation.

         Effective as of July 1, 1999 Swissray Medical Systems, Inc., a Delaware corporation (formerly Swissray America Corporation) and Empower Inc. a New York corporation, have been merged into Swissray America Inc., a Delaware corporation. Unless otherwise specifically indicated, all references hereinafter to the "Company" refer to the Registrant and its subsidiaries.

         The Company and its predecessors have been in the business of manufacturing and selling X-ray equipment in Switzerland and Germany since 1988. Beginning in 1991, the Company's predecessors began to expand into other markets in Europe, the Middle East and Asia. In 1992, the Company entered into a first Original Equipment Manufacturing ("OEM") Agreement with Philips Medical Systems GmbH ("Philips Medical Systems") providing for the manufacturing by the Company of a Multi-Radiography System ("MRS"). Simultaneously, the Company developed the first SwissVision(TM) image post-processing system, which was able to convert analog images obtained in fluoroscopy into digital information. In 1993, the Company won the innovation award of the Chamber of Commerce of Central Switzerland for this post-processing system. Beginning in 1993, the Company began the development of direct digital X-ray technology for medical diagnostic purposes.

Overview

         The Company is active in the markets for diagnostic imaging devices for the health care industry. Diagnostic imaging devices include X-ray equipment, computer tomography ("CT") systems and magnetic resonance imaging ("MRI") systems for three dimensional projections, nuclear medicine ("NM") imaging devices and ultrasound devices.

         The Company is primarily engaged in the business of manufacturing and selling diagnostic X-ray equipment for all radiological applications other than mammography and dentistry. In addition, the Company is in the business of selling imaging systems and components and accessories for X-ray equipment manufactured by third parties and providing services related to diagnostic imaging.

         X-rays were discovered in 1895 by Wilhelm Konrad Rontgen. Shortly thereafter, X-ray imaging found numerous applications for medical diagnostic and non-medical purposes. Today, medical X-ray imaging is a fundamental tool in bone and soft tissue diagnosis. X-ray diagnosis is primarily used in orthopedics, traumatology, gastro-enterology, angiography, urology, pulmology, mammography and dentistry. The principal elements of a diagnostic X-ray system are the X-ray generator, the X-ray tube and the bucky device. The generator generates high tension, which is converted into X-rays in the X-ray tube. The X-rays so created then penetrate a patient's body and subsequently expose a film contained in the bucky device. Following exposure, the film is chemically processed and dried in a dark room. A typical room used for general X-ray examinations (bucky room) contains an X-ray system which includes a table with a bucky device for examinations of recumbent patients (bucky table) and a wall stand with a second bucky device for examinations of sitting and standing patients (bucky wall stand).

        The film used in conventional X-ray systems has certain inherent disadvantages, including the significant amount of time and operating expenses associated with the handling, processing and storage thereof, the need for chemicals to develop films and the environmental concerns related to their disposal. Additional expenses and inconveniences arise in connection with the storage, duplication and transportation of conventional films. The following X-ray systems have been developed to overcome these disadvantages: scanning devices, phosphor plate or Computed Radiography(TM) ("CR") systems and direct digital radiography ("ddR") systems. Scanning devices are used to convert existing X-ray images into a digital form. While the use of scanning devices permits the electronic storage, retrieval and transmission of X-ray images, they do not eliminate the other inconveniences of conventional films and add time and expenses associated with the scanning process. In a CR system the film cassette is replaced with a phosophor plate which is electrically charged by X-rays. The electrical charges on this phosphor plate are then converted into digital information by a laser scanner. Although this system has the advantage that the phosphor plates are reusable and the inconveniences related to the development of X-ray films are eliminated, it does not achieve instant images and a significant amount of time and operating expenses are required in connection with the handling and scanning of the phosphor plates. Additional expenses arise due to the fact that phosphor plates have a limited lifespan.

         ddR technology is designed to eliminate the disadvantages and significant operating costs associated with conventional X-ray systems and CR systems. With ddR technology digital information can be made available for diagnostic purposes within a few seconds after an X-ray image is taken without any additional steps, thereby reducing processing time and related operating expenses. Direct digital X-ray technology uses either charge coupled devices ("CCD") arrays, amorphous silicon/selenium panels or selenium drums to convert X-rays into digital information. To the Company's knowledge, no silicon or selenium-based technology is currently available for purposes of general X-ray diagnosis. To the Company's knowledge, the only CCD based direct digital technology available for general diagnostic purposes is the Company's AddOn Bucky(R). While other CCD based direct digital X-ray systems are used for dental X- ray imaging and chest examinations, the Company believes that neither such technologies nor the silicium based technology used in a chest examination system offered by one of the Company's competitors can easily be adapted for general diagnostic purposes because none is capable of providing the resolution necessary to obtain digital information with sufficient diagnostic value on a standard 14" by 17" X-ray image.

Products

         The Company's marketing strategy is to offer its customers a complete package of products and services in the field of radiology, including equipment, accessories and related services such as consulting and after-sales services. The Company's products include a full range of conventional X-ray equipment for all diagnostic purposes other than mammography and dentistry, the direct digital ddR-Multi-System and the SwissVision(TM) line of DICOM 3.0 compatible postprocessing work stations operating on a Windows NT platform. Currently, most of the Company's X-ray equipment is manufactured and developed in Switzerland. On March 8, 1999 Swissray Medical AG, the Company's Swiss research and development, production and marketing subsidiary became ISO 9001 and EN 46001 certified. Appendix II for CE - Certification is expected to be completed in April 1999, which allows the Company to use the CE-Label, including the medical device numbers for all products manufactured and/or sold through the Company. See also "Products Distribution of Agfa Products" and "Regulatory Matters".

         Digital ddR-Multi-System/SwissVision

         The ddR-Multi-System, which includes a SwissVision(TM) workstation for the postprocessing of digital image data and the transfer of such data through central networks or via telecommunications systems, is a complete multi-functional direct digital X-ray system which combines the functions of a conventional bucky table and a bucky wall stand. The Company's own estimates and research into this area indicate that the ddR-Multi-System is the first direct digital radiography system available which allows for substantially all plane X-ray examinations on the recumbent, upright and sitting patient necessary in orthopedics, emergency rooms and chest examination rooms. The ddR-Multi-System uses the Company's AddOn Bucky(R) as the digital detector. The AddOn Bucky(R) is able to make available an X-ray image in a direct digital way for diagnostic study within 16 to 20 seconds. As a consequence, the efficiency and the throughput of the bucky room can be increased. The Company believes that a significant advantage of the Company's ddR-Multi-System is the fact that a variety of X-ray examinations can be made with the use of only one digital detector, the most expensive part of an X-ray system using direct digital technology.

        During the 100 years in which X-ray imaging has been used for medical purposes, there has been a continuous trend to improve image quality, to reduce the radiation dose and to improve the ergonomic features of X-ray equipment. Management believes that the ddR technology developed by the Company will take this development to the next level because the ergonomically advanced ddR-Multi-System provides excellent image quality with minimal radiation doses and at the same time reduces operating expenses through the elimination of films, phosphor plates or cassettes and the handling, development and storage thereof.

         The Company's line of SwissVision(TM) postprocessing workstations permit the postprocessing of digital X-ray images, including section, zooming, enlargement, soft tissue and bone structure imaging, accentuation of the limitation of the joints, noise suppression, presentation of different fields of interest within an area and archiving and transferring the data through central networks and telecommunication systems. In addition, the SwissVision(TM) post-processing workstations are able to analyze data stored with respect to a particular patient. As a result, consistent image quality of different images of the same patient can be achieved. The workstations operate on a Windows NT platform and are DICOM 3.0 compatible. The Company is also offering products and services related to networking, archiving and electronic distribution of digital X-ray images, including PACS.

    Conventional X-Ray Equipment, Imaging Systems, Components and Accessories

         The Company manufactures and sells conventional diagnostic X-ray equipment for all radiological applications other than mammography and dentistry. The conventional X-ray equipment manufactured by the Company includes X- ray generators, basic X-ray equipment, bucky table systems, mobile X-ray systems, mobile C-arm systems, fluoroscopy systems, urology systems and remote controlled examination systems. In addition, the Company sells components and accessories for X-ray systems. In general, the components and accessories for X-ray equipment sold by the Company are manufactured by third parties. In Switzerland, the Company was the exclusive distributor of CT systems, MRI systems and NM systems manufactured by Elscint. No sales were made under such distributorship arrangement for the fiscal year ended June 30, 1998 while for the fiscal year ended June 30, 1997 revenues under such agreement approximated 12% of total sales. The Company does not currently have any business arrangements with Elscint in that such firm sold all or part of its company to Picker International Inc. and GE Medical Systems in the later part of 1998.

         Original Equipment Manufacturing (OEM)

         On June 11, 1996, the Company entered into a new OEM Agreement (the "Philips OEM Agreement") with Philips Medical Systems which replaced the previous OEM Agreement with Philips Medical Systems, dated July 29, 1992. The Philips OEM Agreement provides for the production of two conventional X-ray systems, the Bucky Diagnost TS bucky table and a Multi Radiography System ("MRS"), which is approved by the World Health Organization ("WHO") as a World Health Imaging System for Radiology ("WHIS-RAD"). As a result, the Company's MRS system may be tendered in projects financed by the World Bank. Under the Philips OEM Agreement these two products are marketed worldwide by Philips Medical Systems through its existing distribution network. The initial term of the Philips OEM Agreement expires on December 31, 2000.

 Services

         The services offered by the Company include the installation and after-sales servicing of imaging equipment sold by the Company, consulting services and application training of radiographers. In the United States, the Company offers consulting services to hospital imaging departments and imaging centers, including maintenance management, and after-sales services of products manufactured by the Company and third parties. Maintenance management services for imaging equipment include the management of after-sales services with respect to different kinds and brands of imaging equipment (multi-vendor and multi-modality services).

         Distribution of Agfa Products

         In April of 1998 the Company entered into a OEM Agreement with Agfa for the distribution of the latter's laser imagers, dry printers and computed radiography systems. By virtue of having entered into such distribution agreement, the Company is able to offer a complete solution for a total digital radiology department. Both Company products and Agfa products are DICOM 3.0 compatible and can be used on a network or for ponit-to-point connections. Agfa, a leading worldwide manufacturer of imaging products and systems, is part of the Agfa-Gevaert Group, with Agfa-Gevaert being a wholly owned subsidiary of Bayer AG.

Markets

         Product Markets

         The Company estimates that the global market for X-ray equipment and accessories is approximately $5 billion, 45% of which is in the United States, 26% in Western Europe, 19% in Japan and 10% in the rest of the world (Sources:
National Electrical Manufacturers Association; Market Line). The Company's principal markets for its X-ray equipment, components and accessories by country are Switzerland, the United States and Germany constituting 73%, 23% and 4% of the Company's sales during the fiscal year ended June 30, 1999 respectively. The Company believes that because of the need to bring medical services to Western standards, Eastern Europe continues to offer interesting opportunities as a market for the Company's conventional X-ray equipment and accessories. The Company has also been able to gain access to markets in Asia, the Middle East and Africa. See "-- Sales and Marketing."

         The Company believes that the principal markets for its direct digital X-ray equipment are located in North America and Western Europe, where the first sales of the ddR-Multi-System have been made. The Company submitted both its AddOn Bucky(R) and the ddR-Multi-System to the FDA for Section 510(k) clearance. On November 21, 1997, the Company's AddOn Bucky(R), the direct digital detector of the ddR-Multi-System, received FDA approval and on December 18, 1997 the Company's ddR-Multi-System received FDA approval; the Company thus receiving authorization to market the ddR-Multi-System in the United States. Having obtained the required approval from the FDA, the Company intends to sell the ddR-Multi-System in the United States through its subsidiaries and other channels. See "Risk Factors -- Government Regulation" and "Business -- Regulatory Matters."

         Service Markets

         The Company estimates that the worldwide market for services related to X-ray equipment, including maintenance management is approximately $44 billion, of which approximately $40.5 billion (or 92%) relate to after-sales services. The markets for maintenance management and capital planning amount to $3.4 billion or 8% of the total market for services related to X-ray equipment. The principal markets for after-sales services are the United States (45%), Western Europe (26%) and Japan (19%). The Company expects that as the installed base of X-ray equipment grows, the market for after-sales services will also expand. Additional growth may result from a general increase in the demand for such services. To date, a significant market for maintenance management and capital planning has only developed in the United States as a result of the impact of managed care plans and health maintenance organizations ("HMOs") on the health care industry. The Company expects that in the future there will be a similar trend in Europe, which may lead to the development of a market for such services in Europe. See "-- Products" and "-- Sales and Marketing."

Sales and Marketing

         The Company's customers are universities, hospitals, clinics, imaging centers and physicians. The Company markets its products and services primarily through its own sales force in the United States, Switzerland, Germany and Eastern Europe and through resellers in these and other markets in Europe, Middle East, Africa, Asia, and Latin America. The Company also offers products and services related to networking, electronic archiving and distribution, including PACS, through the Swissray Information Solution division.

         Two of the Company's products, the MRS system and the Bucky Diagnost TS system, are distributed worldwide through Philips Medical Systems.

         The Company believes that in the foreseeable future there will be a continuous world-wide growth in the markets for complete X-ray systems, components, accessories and related services because of the improvement of health care services in developing countries and Eastern Europe and the necessity to meet increasingly stricter regulations with respect to radiation dosage and other safety features and environmental hazards in many jurisdictions. With the transition from conventional to digital X-ray systems, the demand for products and services related to networking, archiving and electronic distribution of digital X-ray images will grow in industrialized countries. In these markets the demand for conventional X-ray equipment, accessories and related services will decrease over time. See "-- Markets."

         In August of 1999 the Company signed a one year exclusive sales, marketing and service agreement with Hitachi Medical Systems America, Inc.(HMSA) , a subsidiary of Hitachi Medical Corporation. Under the terms of the agreement HMSA will provide sales, marketing and service for the distribution of Swissray's ddR-Multi-System to end users within certain defined territories within the United States. In addition HMSA will utilize and promote the Swissray Information Solutions Services and products consisting of consulting imaging informatics.

         In the past, the Company has made a significant amount of sales of its X-ray equipment to a few large customers. For the fiscal year ended June 30, 1999 sales to the Company's single largest customer accounted for approximately 54% of all revenues.

         The Company considers the relationship with its largest customers to be satisfactory. Historically, the identity of the Company's largest customers and the volumes purchased by them has varied. The loss of the Company's current single largest customer or a reduction of the volume purchased by it would have an adverse effect upon the Company's sales until such time, if ever, as significant sales to other customers can be made. The Company expects that as sales of its ddR-Multi-System increase, the Company's revenue will be less dependent on a few large customers. See "Risk Factors -- Reliance on Large Customers" and Notes to the Company's Consolidated Financial Statements.

         In August 1998 the Company entered into a global distributorship agreement for its ddR-Multi-System with Elscint Ltd. of Haifa to sell and service such product in 14 countries in Europe, Canada, South America and
Africa. Soon thereafter almost all of the assets of Elscint Ltd. were sold to Picker International and GE Medical Systems respectively. Neither Picker International nor GE Medical Systems have executed or honored the distributorship agreement as of the date hereof and therefore the Company is unable to sell the anticipated 75 ddr-Multi-Systems (partially anticipated to be sold through Elscint Ltd.)within the fiscal year 98/99 as originally planned.

Research and Development

         During the fiscal year ended June 30, 1999, the Company incurred expenses regarding to research and development of $1,808,107(accounting for 12% of the Company's operating expenses) compared to $3,542,149 (accounting for 19% of the Company's operating expenses) for fiscal year ended June 30, 1998 and compared to $5,786,158 (accounting for 33% of the Company's operating expenses) for fiscal year ended June 30, 1997. The decrease of the Company's research and development expenses by 68% from the fiscal year ended June 30, 1997 to the fiscal year ended June 30, 1999 resulted primarily from the fact that principal costs associated with development of the direct digital detector, the unique Add-On Bucky have been completed. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The Company will continue to have significant research and development expenses associated with the development of new products (including diagnostic hardware and software products and new digital X-ray products) and improvements to existing products manufactured by the Company. New products currently being developed by or on behalf of the Company include a new digital chest examination system (ddRChest-System), a direct digital universal radiography system (ddR Combi)and a multi-functional floating table.

         As of June 30, 1999, the Company employed 11 people in research and development. The number of people employed in research and development has increased by 10% since June 30, 1998. The Company is outsourcing certain research and development activities and intends to continue this policy in the future.

         The Company has established a scientific advisory board to support its research and development projects and to enable the Company to develop technologically advanced products. The Company believes that the integration of academic institutions and hospitals will allow the Company to save research and development expenses and will provide it with access to clinical and scientific experience and know-how.

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

         There is virtually no stock of finished X-ray equipment on the Company's premises for any extended period of time since X-ray equipment is generally manufactured at a customer's request. At June 30, 1999 finished products accounted for approximately 10% of inventory while raw material, parts and supplies accounted for approximately 76% of inventory and work in process for approximately 14%.

         The percentage of Company revenues derived from products which included components then only currently available from a single source supplier amounted to 13.6% as of June 30, 1999. The agreement with the single source supplier of certain cameras, electronics will be terminated on December 31, 1999.The Company currently has 160 CCD cameras in stock which can be used for the next 40 ddR-Systems. The Company is currently in negotiations with three different comparable source suppliers and does not expect any material business interruptions to occur regarding CCD camera availability in a timely manner nor does it anticipate that change of supplier will have any effect upon quality of its ddR-Systems. The agreement with the single source supplier of optics expires in July 2002 and is subject to renegotiations.

Backlog

         Management estimates that as of the end of the fiscal year ended June 30, 1999, the Company had an order backlog of $12,000,000 which consisted of $8,000,000 forconventional x-ray equipment and $4,000,000 digital (i.e., ddR-Multi-Systems and information solutions) as compared to an order backlog of $13,000,000 which consisted of $11,500,000 in conventional x-ray equipment and $1,500,000 in ddR-Multi-Systems as of the fiscal year ended June 30,1998. The Company had previously reported an order backlog for its digital x-ray equipment as of June 30, 1997 of $30,000,000; $29,000,000 of which related to a contract with a purchaser located in South Korea, management currently does not expect that such order will be filled (to any significant degree) in the current calendar year (if at all) absent a dramatic positive change in such economic conditions which currently is not expected to occur. Accordingly, the Company no longer, for practicable purposes, considers such South Korea contract to be part of its backlog. The Company believes that substantially the entire orders under the Philips OEM Agreement)will be filled during the current fiscal year. While the Company expects to continue to have a certain order backlog for conventional X-ray equipment (exclusive of that indicated above) in the future because of the Philips OEM Agreement, the order backlog for digital X-ray equipment is likely to be substantially reduced in the future as the Company estimates that orders for such equipment will typically be filled within three months.

Competition

         X-Ray Equipment Market

         The markets in which the Company operates are highly competitive. Most of the Company's competitors are significantly larger than the Company and have access to greater financial and other resources than the Company. The principal competitors for the Company's X-ray equipment are General Electric, Siemens, Toshiba, Trex Medical, Shimatsu, Picker and Philips. In general, it is the Company's strategy to compete primarily based on the quality of its products. In the market for conventional X-ray equipment, the Company's strategy is to focus on niche products and niche markets.

         To the Company's knowledge the only direct digital X-ray systems for medical diagnostic purposes other than the ddR-Multi-System currently available are chest examination systems offered by Philips, IMIX and Odelft. In addition, there are several direct digital X-ray systems available for dental purposes. None of these systems is able to perform bone examinations on extremities. To the best of management's knowledge the Company's ddR-Multi-System is the only multi-functional direct digital X-ray system currently available which allows all plane X-ray examinations on the recumbent, upright and sitting patient without the use of cassettes, films, chemicals or phosphor plates. A number of companies, including certain of the Company's competitors in the markets for conventional X-ray equipment, are currently developing direct digital X-ray detectors or direct digital X-ray systems for specific applications (including mammography). See "-- Products," "-- Markets," "Risk Factors -- Competition."

         Service Market

         In the markets for services related to imaging equipment the Company's competitors are equipment manufacturers (including certain of the Company's competitors in the X-ray equipment market) and independent service organizations. In the service markets, it is the Company's strategy to build a market position based on the confidence of its customers in the quality of its products and service personnel. See "-- Products," "-- Markets," "Risk Factors -- Competition."

Intellectual Property

         The Company has obtained patent protection for certain aspects of its conventional X-ray technology. The Company has filed patent applications covering certain aspects of its direct digital technology in key markets in Europe, North America and Asia, including the United States, Canada, Switzerland and Germany. The Company has obtained for one of its two patents the European patent as well as the U.S. patent. Although the Company believes that its products do not infringe patents or violate proprietary rights of others, it is possible that infringement of proprietary rights of others has occurred or may occur. In the event the Company's products infringe patents or proprietary rights of others, the Company may be required to modify the design of its products or obtain a license. There can be no assurance that the Company will be able to do so in a timely manner, upon acceptable terms and conditions or at all. The failure to do any of the foregoing could have a material adverse effect upon the Company. In addition, there can be no assurance that the Company will have the financial or other resources necessary to enforce or defend a patent infringement action and the Company could, under certain circumstances, become liable for damages, which also could have a material adverse effect on the Company.

         The Company also relies on proprietary know-how and employs various methods to protect its concepts, ideas and technology. However, such methods may not afford complete protection and there can be no assurance that others will not independently develop such technology or obtain access to the Company's proprietary know-how or ideas. Furthermore, although the Company has generally entered into confidentiality agreements with its employees, consultants and other parties, there can be no assurance that such arrangements will adequately protect the Company. The Company has obtained licenses to use certain technology which is essential for certain of the Company's products, including certain software used for its line of SwissVision(TM) postprocessing systems. The software license is a worldwide, non-exclusive, non-transferable license recently extended to July 31, 2000 to use and distribute the Agfa software in combination with the Add-On Bucky.

         The Company considers the Swissray name as material to its business and has obtained, or is in the process of obtaining, trademark protection in key markets. The Company is not aware of any claims or infringement or other challenges to the Company's rights to use this or any other trademarks used by the Company. See "Risk Factors -- Dependence on Patents and Proprietary Technology."

Regulatory Matters

         The Company's X-ray equipment, components and related accessories are subject to regulation by national or regional authorities in the markets in which the Company operates. Pursuant to the Federal Food, Drug and Cosmetic Act, X-ray equipment is a class II medical device which may not be marketed in the United States without prior approval from the FDA.

         The FDA review process typically requires extended proceedings pertaining to the safety and efficacy of new products. A 510(k) application is required in order to market a new or modified medical device. If specifically required by the FDA, a pre-market approval ("PMA")may be necessary. Such proceedings, which must be completed prior to marketing a new medical device, are potentially expensive and time consuming. They may delay or hinder a product's timely entry into the marketplace. Moreover, there can be no assurance that the review or approval process for these products by the FDA or any other applicable governmental authorities will occur in a timely fashion, if at all, or that additional regulations will not be adopted or current regulations amended in such a manner as will adversely affect the Company. Moreover, such pre-marketing clearance, if obtained, may be subject to conditions on the marketing or manufacturing of the ddR-Multi-System which could impede the Company's ability to manufacture and/or market the product. The Company submitted both its AddOn-Bucky(R) and the ddR-Multi-System for Section 510(k) clearance with the FDA. On November 21, 1997, the Company's AddOn Bucky(R), the direct digital detector of the ddR-Multi-System, received FDA approval and on December 18, 1997 the Company's ddR-Multi-System received FDA approval; the Company thus receiving authorization to market the ddR-Multi-System in the U.S. The FDA also regulates the content of advertising and marketing materials relating to medical devices. There can be no assurance that the Company's advertising and marketing materials regarding its products are and will be in compliance with such regulations.

         The Company is also subject to other federal, state, local and foreign laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices. The electrical components of the
Company's products are subject to electrical safety standards in many jurisdictions, including Switzerland, EU, Germany and the United States. The Company believes that it is in compliance in all material respects with applicable regulations. Failure to comply with applicable regulatory requirements can result in, among other things, fines, suspensions of approvals, seizures or recalls of products, operating restrictions and criminal prosecutions. The effect of government regulation may be to delay for a considerable period of time or to prevent the marketing and full commercialization of future products or services that the Company may develop and/or to impose costly requirements on the Company. There can also be no assurance that additional regulations will not be adopted or current regulations amended in such a manner as will materially adversely affect the Company. See "Risk Factors -- Risks Associated With International Operations," "-- Government Regulations," "Business -- Markets" and "-- Regulatory Matters." Company product certifications may be briefly summarized as follows: On March 8, 1999 Swissray Medical AG, the Company's Swiss research and development, production and marketing subsidiary became ISO 9001 and EN 46001 certified. Appendix II for CE - Certification is expected to be completed in September 1999, which allows the Company to use the CE-Label, including the medical device numbers for all products manufactured and/or sold through the Company. See also "Government Regulation".

Environmental Matters

         The Company is subject to various environmental laws and regulations in the jurisdictions in which it operates, including those relating to air emissions,  wastewater  discharges,  the  handling  and  disposal  of solid  and hazardous wastes and the remediation of contamination associated with the use and disposal of hazardous substances. The Company owns or leases properties and manufacturing facilities in Switzerland, the United States and Germany. The Company, like its competitors, has incurred, and will continue to incur, capital and operating expenditures and other costs in complying with such laws and regulations in both the United States and abroad as may specifically apply to it. The Company does not believe that it has been involved in utilization of any types of substances and/or wastes which it considers to be hazardous and the operation of its business (or former business), accordingly is not believed to have created any potential liability involving environmental matters. Although the Company believes that it is in substantial compliance with applicable environmental requirements and the Company to date has not incurred material expenditures in connection with environmental matters, it is possible that the Company could become subject to additional or changing environmental laws or liabilities in the future that could result in an adverse effect on the Company's financial condition or results of operations. See "Risk Factors -- Environmental Matters."

Employees

         After giving effect to the Empower, Inc. transaction heretofore initially referred to on page 5 of this Registration Statement, the Company had 99 employees worldwide, of which 25 were employed by subsidiaries in the United States, 68 in Switzerland, and 6 in European countries other than Switzerland. The Company believes that its relationship with employees is satisfactory. The Company has not suffered any significant labor problems during the last five years.

Acquisition of Substabtially All of the Assets of Service Support Group LLC

 On October 17,  1997,  the Company  acquired  substantially  all of the assets of Service Support Group LLC ("SSG") located in Gig Harbor, Washington (in an arms-length transaction) principally in exchange for the payment of approximately $622,000 in cash and issuance of 33,333 shares of its Common Stock in equal thirds to each of SSG's then owners based upon certain warranties and representations made by them. Counsel representing the Company with respect to this transaction determined that such transaction was not material, did not require stockholder approval and advised management which acted upon reliance of such legal advice. Pursuant to the terms of the Asset Purchase Agreement and related Registration Rights Agreement both dated October 17, 1997 (Exhibits 10.9 and 10.10 hereto), the holders of such Company shares were then given the right, commencing June 30, 1998 and terminating April 16, 1999, to require the Company to purchase any or all of such shares at $45.00 per share.Since its formation on October 16, 1996, SSG has been in the business of selling diagnostic imaging equipment and providing services related thereto in the markets on the West Coast of the United States. Issues involving the aforesaid Company shares and a number of other related matters became the subject of dispute and litigation. See "Legal Proceeding". The three former SSG owners relationship with the Company (and certain Company subsidiaries with whom such persons held positions as officers, to wit: Swissray Medical Systems, Inc. and Swissray Healthcare, Inc.) was terminated on July 20, 1998. As a result of such termination Ueli Laupper has been appointed Chief
Executive Officer of both Swissray Medical Systems, Inc. and Swissray Healthcare, Inc. (with Michael J. Baker being appointed Deputy Chief Executive Officer of both subsidiaries).

Sale of Substantially All of the Assets of Empower


         On April 1, 1997, the Company acquired Empower, Inc., a New York corporation ("Empower") which since incorporation in 1985, had been engaged in distributing and servicing diagnostic X-ray equipment and accessories in the New York/New Jersey/Connecticut area. Certain details with respect to such acquisition were reported in a Form 8-K and Form 8-K/A1 with date of report of April 1, 1997. In February 1998 the Company entered into a letter of intent with E.M. Parker Co., Inc., a Massachusetts corporation ("Parker") with respect to the sale of Empower's film and x-ray accessories business. Thereafter, the Company and its wholly owned subsidiary, Empower, Inc. ("Empower")entered into an Asset Purchase Agreement with Parker pursuant to which the Company and Empower sold and Parker purchased substantially all of the assets of Empower (excluding certain excluded assets as defined in the Agreement) in consideration of: (i) the assumption by Parker of certain liabilities of Empower; (ii) the cash purchase price of $250,000.00; and (iii) the payment by Parker of approximately $376,000 to a banking institution in satisfaction of certain outstanding indebtedness of Empower. Empower has been merged into Swissray
America, Inc. effective July 1, 1999. The Company is currently engaged in litigation with the former CEO of Empower. For information regarding such litigation reference is made to "Item 3 - Legal Proceedings".

         Both the original purchase and subsequent sale referred to in the preceding paragraph were contracted on an arms-length basis. The sale of Empower's assets less than one year after acquisition of Empower related primarily to the sale of film, chemical and certain servicing of conventional x-ray equipment since these areas no longer constituted the Company's "core" business which revolves around its ddR-Multi-System and filmless digital technology. The original purchase of Empower was for $120,000 (in stock) and the subsequent sale referred to resulted in a gain of $55,000. Counsel representing the Company with respect to this transaction determined that such transaction was not material, did not require stockholder approval and advised management which acted upon reliance of such legal advice.

Recent Developments

         In May 1998 Swissray Medical Systems, Inc., a wholly owned subsidiary of the Company, was awarded a contract from the Department of Veterans Affairs ("VA") estimated at $400,000 for the base year for its Diagnostic X-ray systems, the ddR-Multi-System, with the VA reserving its option to extend the term of the contract up to March 31, 2001; the ddR-Multi-System being the first ever FDA approved multifunctional direct digital radiography (ddR) system to be offered worldwide. With the official contract award in hand, management intends to actively pursue sales to various VA hospitals, medical centers and outpatient, community and outreach clinics throughout the United States. Since receipt of such award the Company has contracted for the sale of 4 ddR-Multi-Systems (through August 24, 1999) to different VA institutions.

         In July of 1998 the Company sold its multifunctional direct digital radiography (ddR) system, the ddR-Multi- System, to the largest Diagnostic Out Patient Center in Warsaw, Poland, the Diagnostic Center Luxmed. This order represents Swissray's first sale within the Eastern European Market, complementing sales previously made in both Western Europe and the United States.

         In October 1998 the Company entered into a distribution agreement with X-ray Inc. ("XRI"), Warwick, RI. XRI will distribute the Company's ddR-Multi-System in the territories of Connecticut, Rhode Island, Vermont, New Hampshire, Massachusetts and Maine.

         In November 1998 the Company reached an agreement with Data General Corporation of Westborough, MA, which grants authority to Data General to act as a reseller for the Company's family of products. Data General will sell the Company's ddr-Multi-System and Information Solutions as a package with their PACS system.

         In February of 1999 the Company announced the sale of three of its ddR-Multi-System, to Houston, Texas based Kelsey-Seybold Clinic and to the Federal Maximum Security Facility in Florence, Colorado. The two Kelsey- Seybold systems are scheduled to be viewed in clinical use by attendees of the annual Society for Computer Applications (SCAR) meeting in Houston in May 1999 while the Colorado sale was made through the above indicated contract with the Department of Veterans Affairs.

         In February 1999 the Company announced entry into distribution agreements with three medical equipment suppliers for distribution in both domestic and international markets. These firms - Medika International Inc., of San Juan, Puerto Rico, Radiographic Equipment Services (RES) of San Diego, California, and H & H X-Ray Corporation of Lancaster, New York, have agreed to distribute Swissray's direct digital radiography system, the ddr-Multi- System.

         Medika, one of the largest medical equipment suppliers in the Southern Hemisphere, will cover ddR-Multi-Systems sales in Puerto Rico, the Caribbean, Mexico and selected South American markets. RES will represent Swissray in San Diego and Orange Counties (California), and H&H X-Ray - with 28 years of experience in medical imaging - will oversee sales in New York, Pennsylvania and Ohio.

         On March 29, 1999 the Company entered into a one year Consulting Agreement (with option to extend for an additional period of one year) with Liviakis Financial Communications, Inc.("LFC ") In accordance with the terms and conditions of the Consulting Agreement, the Consultant agreed to provide certain specified consulting services in a diligent and thorough manner in return for which and as full and complete compensation thereunder, the Company is required to compensate the Consultant through its issuance and delivery of 3,000,000 shares of the Company's restrictive common stock. As regards such shares of common stock, Consultant has agreed that throughout the period of time that it retains beneficial ownership of all or any portion of such shares that it shall
(a) vote such shares in favor of Ruedi G. Laupper continuing to maintain his current position(s) with the Company and (b) give Ruedi G. Laupper and/or his designee the right to vote Consultant's shares at all Company shareholder meetings. In the event that the Company, in its sole discretion, exercises its option to extend the Agreement for an additional period of one year, remuneration for such second year has been set at $630,000 to be paid in restrictive shares of Company common stock (with the number of shares to be determined based upon the ten day average closing bid price for the ten consecutive trading days preceding March 29, 2000). The foregoing does not purport to set forth each of the terms and conditions of the aforesaid Consulting Agreement but rather is designed to summarize what management considers to be pertinent portions thereof.

         In accordance with the terms of the aforementioned consulting agreement ,LFC has agreed that it will generally provide the following consulting services : (a) advise and assist the Company in developing and implementing appropriate plans and materials for presenting the Company in the financial community, and creating the foundation for subsequent financial public relations efforts, (b) advise and assist the Company in communicating appropriate information regarding its plans, strategy and personnel to the financial community; (c) assist and advise the Company with respect to its (i) stockholder and investor relations,
(ii) relations with brokers, dealers, analysts and other investment professionals, and (iii) financial public relations generally, (d) perform the functions generally assigned to investor/stockholder relations and public relations departments in major corporations, (e) upon the Company's approval,
(i) disseminate information regarding the Company to shareholders, brokers, dealers, other investment community professionals and the general investing public and (ii) conduct meetings with brokers, dealers, analysts and other investment professionals to advise them of the Company's plans, goals and activities and (f) otherwise perform as the Company's financial relations and public relations consultant.

         Additionally, on March 29, 1999 the Company entered into a five year Consulting Agreement with Rolcan Finance Ltd. ("Rolcan"), pursuant to which Rolcan agreed to provide certain business and consulting services outside the United States and in return for which the Company became obligated to issue as full and complete compensation thereunder, 800,000 restrictive shares of its common stock.

         In accordance with terms of aforementioned consulting agreement, Rolcan has agreed to facilitate the endeavors of the Company's medium and long term business plans through services, including but not limited to, introducing
Company management (i) to potential financial partners, financial brokers, and assist in developing market awareness within the financial community with an emphasis upon introductions to offshore investors in Europe, the Middle East and the Far East and to the extent practicable assisting the Company in having its stock listed on various European exchanges and (ii) continuing to discuss Company financial requirements and types of financing which may be available and /or appropriateunder then existing circumstances.

         In April of 1999 the Company entered into distribution agreements with
(a) Linear Medical Systems, Inc. for the territory of Arizona and (b) Capital X-RAy, Inc. for the territories of Alabama and Mississippi.

         In May 1999 the European Patent Office issued patent No. EP 0 804 853 and in July of 1999 the U.S. Patent Office issued patent No. 5,920,604-both for the Company's Radiography (ddR) detector, the Add-On Bucky (R) which patent relates to the optical arrangement and process for transmitting and converting primary x-ray images, which is the first of two inventions for the Add-On Bucky
(R). The second patent application for optical arrangement and method for electronically detecting an x-ray image has been submitted and is pending approval. The Add-On Bucky (R) is incorporated in Swissray's unique multifunctional ddR-Multi-System.

         In July of 1999 the Company signed an investment banking agreement with Raymond James & Associates, Inc. (NYSE:RJE-news). Under the terms of the agreement, Raymond James will assist Swissray in evaluating strategic alternatives including, but not limited to, identifying and evaluating proposals from potential suitors or strategic partners, as well as supporting the Company's financing requirements.

         In August of 1999 the Company signed a one year exclusive sales, marketing and service agreement with Hitachi Medical Systems America, Inc.
(HMSA), a subsidiary of Hitachi Medical Corporation. Under the terms of the agreement HMSA will provide sales, marketing, and service for the distribution of Swissray's ddR-Multi-System to end users within certain defined territories within the United States. In addition HMSA will utilize and promote the Swissray Information Solutions services and products consisting of consulting and product solutions for medical imaging informatics.

ITEM 2.   PROPERTIES

         On April 12, 1997, the production facility rented by the Company in Hochdorf, Switzerland was affected by a fire in an adjacent facility. On May 15, 1997, the Company purchased a new office and production facility of approximately 43,000 square feet and moved its entire production to this facility and has since moved the offices and other facilities formerly located in its Hitzkirch facility to the new Hochdorf facility. The Company believes that its new Hochdorf facility provides it with sufficient production and office space to meet its demand in Switzerland in the foreseeable future.

         The  Company  also  leases  office  space  in  New  York  City,   Brno,
Czech Republic, Gig Harbor, Washington and Wiesbaden, Germany.

ITEM 3.   LEGAL PROCEEDINGS

A. On or about October 3, 1997, the Registrant and Swissray Healthcare, Inc. were served with a complaint by a company engaged in the business of providing services related to imaging equipment alleging that defendant received benefits from breach of fiduciary duties and contract obligations and misappropriation of trade secrets by certain former employees of such competitor Such company also obtained a temporary restraining order against the Registrant and Swissray Healthcare, Inc. in the aforesaid action entitled Serviscope Corporation v. Swissray International, Inc., and Swissray Healthcare, Inc. commenced in the Supreme Court of the State of New York under Index No. 605091/97. On November 10, 1997, the Court denied a Motion for a preliminary injunction and the temporary restraining order was vacated. On December 1, 1997 and January 30, 1998 the Registrant answered the Complaint and Amended Complaint respectively by denying the allegations contained therein. The Plaintiff in such action (on December 2, 1997) filed a Motion to reargue and renew its prior denied Motion for a Preliminary Injunction and such Motion was by Order and Decision dated June 17, 1998) denied. The Company denied the allegations, vigorously defended the litigation and thereafter settled such litigation and all outstanding matters with respect thereto in July 1998 for $60,000.

B. Dispute with Gary J. Durday ("Durday"), Kenneth R. Montler ("Montler") and Michael E. Harle ("Harle"). On July 17, 1998, two legal proceedings were commenced by Swissray, and two of its subsidiaries against Durday, Montler and Harle. Harle and Montler are former Chief Executive Officers of Swissray Medical Systems Inc. and Swissray Healthcare Inc., respectively, and Durday is the former Chief Financial Officer of both of those companies. Each of them was employed pursuant to an Employment Agreement dated October 17, 1997. In addition, these three individuals were owners of a company by the name of Service Support Group LLC ("SSG"), the assets of which were sold to Swissray Medical Systems Inc. pursuant to an Asset Purchase Agreement dated as of October 17, 1997. whereby Messrs. Durday, Montler and Harle received, among other consideration, 33,333 shares of Swissray's common stock, together with a put option entitling these individuals to require Swissray to purchase any or all of such shares at a purchase price equal to $45.00 per share (on or after June 30, 1998 and until April 16, 1999).

         On July 17, 1998, Swissray and its subsidiaries, Swissray Medical Systems Inc. and Swissray Healthcare Inc. commenced an arbitration proceeding before the American Arbitration Association in Seattle, Washington (Case No. 75 489 00196 98) alleging that Messrs. Durday, Montler and Harle fraudulently induced Swissray and its subsidiaries to enter into the above referenced Asset Purchase Agreement and otherwise breached that Agreement. The relief sought in the arbitration proceeding was the recovery of damages suffered as a result of this alleged wrongful conduct and a rescission of the put option provided for in the Asset Purchase Agreement. Messrs. Durday, Montler and Harle responded to the allegations made in the arbitration proceeding and asserted counterclaims against Swissray and its subsidiaries claiming a breach by them of their obligations under the Asset Purchase Agreement and other relief. The arbitration took place in Seattle on January 8-10, 1999; the proceeding concluded on January 27, 1999 after the submission of post-hearing briefs. On February 23, 1999, the Arbitrator issued his ruling, awarding Messrs. Durday, Montler and Harle
$1,500,000 and ordering them to surrender all rights to 33,333 shares of Swissray common stock. On February 26, 1999, Swissray and Swissray Medical Systems Inc. filed a petition in Supreme Court, New York County (Index No. 99/104017) to vacate the above referenced arbitration award. By order dated July 8, 1999 such motion was denied and the court confirmed the aforesaid arbitration award.

         In addition to the above referenced arbitration proceeding, Swissray and its subsidiaries commenced an action against Messrs. Durday, Montler and Harle Supreme Court of the State of New York, County of New York, alleging that these individuals breached the obligations undertaken by them in their respective Employment Agreements. Further, Messrs. Durday, Montler and Harle commenced an action in Superior Court in Pierce County, Washington, (September 1998 under Cause No. 98-2-10701-0), and asked that Court to adjudicate the issues raised in the above referenced New York State Court action. Swissray filed applications in both the Washington and New York litigations urging that, because the action was first filed in New York, the New York court, rather than the Washington court, should decide where the litigation should proceed. Messrs. Durday, Montler and Harle initially opposed that position and urged the Washington State court to adjudicate all issues, but subsequently withdrew their opposition to Swissray's application and consented to a stay of all further proceedings in the Washington State court action until after the New York court had reached a decision as to whether it or the Washington court is the proper forum for litigation of the parties' dispute. By order dated June 1, 1999 filed in Supreme Court of the State of New York, County of New York (Index No. 603512/98) Messrs. Durday, Montler and Harle's motion for an order dismissing Swissray's complaint (on the ground of forum non conveniens) was granted. The aforesaid action commenced by Messrs. Durday, Montler and Harle in Pierce County Washington remained pending.

        Parties to each of the aforesaid procedings thereafter entered into settlement negotiations resulting in Swissray agreeing to pay $1,500,000 as and for full settlement of all outstanding claims; such settlement agreement having been executed August 31, 1999.

C. Dispute with J. Douglas Maxwell. On or about July 1, 1999 an action was commenced in the Supreme Court, State of New York, County of New York (Index No. 113099/99) entitled J. Douglas Maxwell ("Maxwell") against Swissray International, Inc. ("Swissray") whereby Maxwell is seeking judgement in the sum of $380,000 based upon his interpretation of various terms and conditions contained in an Exchange Agreement between the parties dated June 1, 1998. Swissray has denied the material allegations of Maxwell's complaint and has asserted three affirmative defenses and two separate counterclaims seeking (amongst other matters) dismissal of the complaint and rescission of th settle-ment agreement. It is Swissray's management's intention to contest this matter vigorously.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of Company security holders during the fourth quarter of its fiscal year ended June 30, 1999.

          The Company held its Annual Meeting of Stockholders for fiscal year ended June 30, 1998 on July 23, 1999, at which time stockholders (i) elected each of those five persons nominated to serve on the Company's Board of Directors, (ii) approved the appointment of Feldman Sherb Horowitz & Co., P.C. as the Company's independent accountants for fiscal year ended June 30, 1999,
(iii)voted in favor of adopting an amendment to its Certificate of Incorporation so as to authorize the creation of a class of Preferred Stock; and (iv) approved the proposal to adopt the Company's 1999 Stock Option Plan.

     The proposal to re-incorporate the Company in Delaware was not approved not withstanding the fact that approximately 74% of all votes cast voted in favor of such proposal. Such votes only represented approximately 62% of all outstanding shares while approval of the proposal required an affirmative vote of at least two-thirds of all outstanding shares.

     The number of shares of Common Stock voted at the Annual Meeting approximated 84% of all issued and outstanding securities as of the record date.

     The Company has not as yet established a date for holding its Annual Meeting of Stockholders for fiscal year ended June 30, 1999. While specific plans as to the agenda, proposed site and date of meeting have not yet been finalized, it is management's intention to hold such Annual Meeting as soon as practicable and prior to the end of the calendar year 1999.

                                    PART II

ITEM 5.   MARKET PRICES AND DIVIDEND POLICY

         (A)   The  Registrant's  common  stock,  $.01  par  value  (the "Common
Stock") was listed on the Nasdaq  SmallCap  Market and  traded  under the symbol

SRMI until October 26, 1998 delisting. Since January 1999 the Company's common stock has been trading on the Electronic Over-the-Counter Bulletin Board under the same symbol. The following table sets forth, for the periods indicated, the range of high and low bid prices on the dates indicated for the Registrant's securities indicated below for each full quarterly period within the two most recent fiscal years (if applicable) and any subsequent interim period for which financial statements are included and/or required to be included.

Fiscal Year Ended June 30, 1997               Quarterly Common Stock Price
       By Quarter                                     Ranges (1)(2)
Quarter             Date                          High              Low

1st              September 30, 1996             $5.0625              $3.6875
2nd              December 31, 1996              $4.000               $2.375
3rd              March 31, 1997                 $3.5625              $1.6875
4th              June 30, 1997                  $3.250               $1.4063

Fiscal Year Ended June 30, 1998               Quarterly Common Stock Price
       By Quarter                                      Ranges (1)(2)
Quarter              Date                          High              Low

1st              September 30, 1997              $1.6375              $1.5625
2nd              December 31, 1997               $1.250               $1.125
3rd              March 31, 1998                  $1.6875              $.750
4th              June 30, 1998                   $1.000               $.500

Fiscal Year Ended June 30, 1999               Quarterly Common Stock Price
        By Quarter                                      Ranges (1)(2)
Quarter              Date                           High              Low

1st              September 30, 1998 (3)          $.5625                $0.188
2nd              December 31, 1998               $.1375                $0.875
3rd              March 31, 1999                  $1.25                 $0.375
4th              June 30, 1999                   $2.812                $2.437

(1) The Registrant's Common Stock began trading on the Nasdaq SmallCap market on March 20, 1996 with an opening bid of $47.50. The following statement specifically refers to the Common Stock activity, if any, prior to March 20, 1996 and subsequent to October 26, 1998 NASDAQ delisting. The existence of limited or sporadic quotations should not of itself be deemed to constitute an "established public trading market." To the extent that limited trading in the Registrants's Common Stock took place, such transactions have been limited to the over-the-counter market. Until March 20, 1996 and since October 26, 1998, all prices indicated are as reported to the Registrant by broker-dealer(s) making a market in its common stock in the National Quotation Data Service ("pink sheets") and in the Electronic Over-the-Counter Bulletin Board. During such dates the Registrant's Common Stock was not traded or quoted on any automated quotation system other than as indicated herein. The over-the-counter market and other quotes indicated reflect inter-dealer prices without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

(2) All prices indicated hereinabove for quarters up to and excluding quarter ending December 31, 1998 reflect price ranges as they existed during the quarters indicated but do not retroactively reflect a 1 for 10 reverse stock split effective October 1, 1998.

(3) On the date of NASDAQ's delisting (October 26, 1998) the common stock price was $.97 per share while on the date immediately prior to effectiveness of the reverse stock split (October 1, 1998) the stock price was $.118 per share.

         (b) Holders. As of the close of business on August 24, 1999 there were 674 stockholders of the Registrant's Common Stock and 14,541,537 shares issued and outstanding.

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

         (d) Recent NASDAQ Delisting. The Nasdaq Stock Market recently adopted certain changes to the standards for issuers with securities listed on Nasdaq. One of the changes included increasing the quantitative maintenance requirements for continued listing in the Nasdaq SmallCap Market, on which the Company's Common Stock was then listed and traded under the symbol SRMI until October 26, 1998 delisting. In order to maintain continued listing on Nasdaq the Company's Common Stock was required to maintain a closing bid price at least equal to $1.00 per share. On October 26, 1998 NASDAQ determined to delist Company's securities from The NASDAQ Stock Market effective with the close of business October 26, 1998. The advise (accompanying the delisting letter) indicated in pertinent part that (a) the bid price of Company's common stock had fallen below $1.00 per share on October 26, 1998 despite the Company having demonstrated ".. a closing bid price in excess of $1.00 for a period of 17 consecutive trading days" and (b) the Company's 15 day extension within which to timely file its Form 10-K for fiscal year ended June 30, 1998 had expired October 15, 1998 and, accordingly, "the Registrant is now deficient in filing its 10-K for the fiscal year ended June 30, 1998".

         The NASDAQ Listing and Hearing and Review Council("Council") may,on its own motion, determine to review any NASDAQ Listing Qualifications Panel ("Panel") decision within 45 calendar days after issuance of a written decision. The Council, by letter dated December 9, 1998, and on its own initiative, called for review of the above referenced Panel's decision. The Council may affirm, modify, reverse, dismiss, or remand the decision to the Panel. The Registrant may also request the Council to review its decision and such request must be made within 15 days of the date of this decision. The institution of a review, whether by way of any request, or on the initiative of the Council, does not operate as a stay of NASDAQ's October 26, 1998 delisting decision.

         The Company formally requested a review of NASDAQ's decision in a timely manner and such request was confirmed by NASDAQ on November 16, 1998 wherein NASDAQ indicated that the Company had until January 15, 1999 for its submission of any additional information it may deem pertinent for purposes of Review Council's consideration. The Company understands that the Review Panel is prepared to and will consider any and all additional information supplied to it by the Company that did not exist at the time of delisting and, accordingly, the Company provided certain new and significant information (in a timely manner) for NASDAQ's consideration; such information primarily consisting of the fact that current bid price for common stock met NASDAQ standards and that the Company was current with respect to its Exchange Act reporting requirements and was accompanied by various literature describing the Company's products and business prospects.

         On April 1, 1999 the Council issued a Decision whereby it reversed and remanded the decision of the NASDAQ Panel with instructions, having found that the Company was not provided with adequate notice and opportunity to respond to all of the basis upon which the Panel apparently determined to delist the Company's securities.

         The Council's instructions directs NASDAQ staff and Panel to determine whether the Company complies with all continued listing requirements for the Nasdaq SmallCap Market and demonstrates the ability to maintain compliance with these requirements in the long term. Such Council's decision directs the staff to conclude its review and provide its findings to the Panel within 45 days from April 1, 1999. The decision further states that "If, at the time of the staff's review, the staff finds that the Company meets all of the requirements for continued listing on The Nasdaq SmallCap Market, demonstrates the ability to maintain compliance with these requirements in the long term, and there are no new adverse developments, the Panel should relist the Company on the SmallCap Market. If, however, the staff finds that the Company does not meet all of the continued listing requirements or does not demonstrate the ability to maintain compliance with these requirements for the long term, the Panel must notify the Company of which requirement(s) it fails to satisfy." (providing the Company with 15 days to respond).

         As of August 24, 1999 no final determination has been made regarding the issues referred to above.

ITEM 6.   SELECTED FINANCIAL DATA

                             Swissray International
                      SELECTED CONSOLIDATED FINANCIAL DATA
                     (in thousands, except per share data)

         The selected consolidated financial data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes thereto included elsewhere in this 10-K. The selected consolidated financial data as of and for the fiscal years ended, June 30, 1995 (six-month period), June 30, 1996, June 30, 1997, June 30, 1998 and June 30, 1999 are
derived from the audited consolidated financial statements of the Company.

                                                                Year Ended
                                   ---------------------------------------------------------------

                                     6/30/99       6/30/98      6/30/97*    6/30/96   6/30/95(1)
                                    ---------      --------     --------    --------  --------
                                                   (In Thousands, Except Per Share Data)
INCOME STATEMENT DATA:
   Net sales                          17,296       22,893       13,151      10,899         3,806
Cost of goods sold                    13,529       18,082        8,445       5,793         2,484
                                      ------      -------       ------      -------       -------
Gross profit                           3,767        4,811        4,706       5,106         1,322
Gross profit margin (%)                   22%          21%          36%         47%           35%
Selling, general and
   administrative expenses            15,581       18,748       17,450      14,966         2,307
Operating loss                       (11,814)     (13,937)     (12,744)     (9,860)         (985)
                                     -------       -------      -------     -------       -------
Other expenses (income), net             (40)         281         (319)     (1,004)        3,054
Interest expense                       4,639        8,590          762         194           122
                                       -----        -----        -----      ------        ------
Loss from continuing operations,
   before income taxes and
     extraordinary item              (16,413)     (22,808)     (13,187)     (9,050)       (4,161)
Income tax provision (benefit)            --           --          110        (365)         (339)
                                       -----      -------       ------      -------       -------
Loss from continuing operations
   before extraordinary item         (16,413)     (22,808)     (13,297)     (8,685)       (3,822)
                                      =======      =======     ========     =======       =======
Loss per share from continuing
   operations - basic                  (2.52)       (8.48)       (8.41)      (6.69)        (4.80)
                                     ========     ========     ========   =========      ========
   BALANCE SHEET DATA:
Working capital (deficit)             (2,015)       1,085        2,633       3,433         1,185
Total assets                          23,761       25,915       24,788      18,793        13,027
Short-term debt, including
   current portion of
     long-term debt                    5,740        3,910        4,211       2,737         2,954
Long-term debt                        15,751        7,771        5,635          --           705
Common stock subject to put            1,820        1,820          320          --            --
Stockholders' (deficit)
   equity                             (7,755)       4,339        7,373      10,655         6,377
Total shares outstanding
   at year end (2)                    14,006        4,143        1,969       1,419         1,204

(1) In 1995, the Registrant changed its fiscal year end from December 31 to June 30. As a result, the Company had a fiscal year beginning on January 1, 1995 and ending on June 30, 1995. Accordingly, the Summary Financial Data for the period ended June 30, 1995 is for a six-month period.

(2)      On October 1, 1998 the Company declared a 1 for 10 reverse stock split.
         The  financial   statements   for  all  periods   presented  have  been
         retroactively adjusted for the split.

*        Restated

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

         All   references   herein   to   the  "Registrant"  refer  to  Swissray
International Inc. All references herein to the "Company" refer to Swissray International, Inc. and its subsidiaries.

         The focus of the Company for the fiscal year ended June 30, 1999 was mainly on the industrialization and commercialization of the newly developed products AddOn-Multi-System and Bucky Diagnost TS and the building and strengthening of its organization and distribution channels in the principal markets USA and Europe. At the recent annual conference of the Radiological Society of North America (RSNA 98), the Company announced that its premier product, the AddOn-Multi-System has been renamed ddR-Multi-System. The recent name change is much more in line with the overall system concept and strategy of the Company.

         In October 1997, the Company acquired substantially all of the assets of Service Support Group LLC "SSG", a company active in the business of selling diagnostic imaging equipment and providing services related thereto in the markets on the West Coast of the United States. The Company also started its activities, in the U.S. and later in Europe, the business of information solutions by providing a comprehensive package of consulting, services and products to enable the Healthcare providers to perform the transition into filmless Radiology. Significant amounts of money were invested in the opening of the market of the Company's direct digital ddR-Multi- Systems, both in the US and in Europe.

         During the start-up of the production of the Company's newly developed products, the ddR-Multi-System and the Bucky Diagnost TS, gross margins were affected negatively because of the need of extra time for training the newly hired production staff and implementation of the production run as well as efforts made to improve and maintain the highest product quality. The Company expects to lower costs and time needed for production of these systems in a later stage of the learning curve due to positive impact of the optimized production run. The sales of ddR-Multi-System was slowed down by certain governmental requirements for the sale of Healthcare products, which differ from one country to the other. On March 8, 1999 Swissray Medical AG, the
Company's   Swiss   research   and    development,  production   and   marketing
subsidiary  became  ISO 9001  and EN 46001  certified.  The  Company  filed  for
CE   approval  of  the  ddR-Multi-System  in   July  1998.   Appendix   II   for
CE-Certification  is  expected  to   be   completed  in  September  1999,  which
allows the Company to use the CE-Label, including the medical device numbers for all products manufactured and/or sold through the Company.

         The Company started a restructuring process in the fourth quarter of its fiscal year ended June 30, 1998. With the sale of Empower's Film, Processor and Chemistry Business to E.M. Parker, the Company continued its focus on digital Radiography. The process of restructuring is ongoing and includes mainly internal reorganization to achieve lean structures and cost savings.

YEAR 2000 POLICY STATEMENT

         The Company has conducted an extensive program to check the status of its equipment (information and non-infornation technology) related to the millennium.

         For relevant material (information and non-information technology) delivered by third parties the Company received written assurances that their year 2000 compliance's is under control. The Company is actually 100% compliant and is ready for Y2K.

         In fact, 100% of the Company's installed base equipment (information and non-information technology) fulfills Year 2000 compliance.

         The Year 2000 Statement of the Company has been published on its website, http://www.swissray.com, and all our customers have been informed.

         Contingency plans have been worked out by the Company.


YEAR 2000 COMPLIANT LISTS

        All products of the Company (information and non-infornation technology) fulfill the compliance for Year 2000 and belong to class A Systems. The products listed have been tested on a stand alone basis; therefore an operational environment's test results may differ. This information does not affect existing warranties, warranty exclusions, exclusive warranty remedies or limitations of liability.

Class A Systems: Year 2000 Compliant

GEN-X-Generators:          Mobile Systems:
TURNOMAT 500
GEN-X 500                   Eurabil 5      Eurabil C-Arm Standard
GEN-X 650                   Eurabil 15     Eurabil C-Arm Plus
GEN-X 800                   Eurabil 30     Eurabil C-Arm Top

                            Bucky Table Sustems:
GEN-X 1000                  -    Euramove 1
GEN-X 2000                  -    Euramove 2
GEN-X 3000                  -    Euramove 3
GEN-X 4000                  -    Euramove 4
MRS-GENERATOR               -    Eurastat 2
                            -    Eurastat 4
Atlas Systems:              -    Bucky-Diagnost TS
Atlas-U - US 2000
Atlas-U - US 3000       Special Systems
Atlas-U - US 4000           -    Euralem 1400
Atlas-BV-Tomo               -    Euralem 1500
MRS-Stativ                  -    Euralem 1800
                            -    Euralem Tomo

Urology Systems:
KU-100                     Digital Bucky Systems:
KU-100 H                    -    ddR-Multi-System
KU-100 H Tomo

Fluoroscopy Systems:
Euroscop 3A
Euroscop 6, 6+, 6++

IT-Systems internally used

         In its  year  2000  project  the  Company  has  tested  and  asked  for
statements  about  the  year  2000  compliance.  In  fact  100%  of   IT-Systems
(Information Technology) within the Company are compliant and expected to encounter no problems on January 1, 2000.

         The operating system of the Company's IT-Systems are built on Microsoft. (Windows 95 and/or Windows NT). SWISSRAY also uses the Microsoft Office packages for its administration and therefore relies on the operating system as well as the Microsoft Office package for the year 2000 compliance of Microsoft for the above mentioned products.

IT-Systems Third Parties

         The Company also asked all important partners (e.g. banks, suppliers, sales channels) for statements about the year 2000 compliance. The Company has not received any negative responses. All these important partners fulfill the Year 2000 compliance.

YEAR 2000 PROJECT COSTS

         The Company has separated its cost in the following parts:

                                                                  June 30, 1999
                                                                  --------------
Test & Survey own Products                                         $ 50,000
Test & Survey Third Parties Products                               $ 20,000
Modification own Products                                          $ 20,000
Administration (Communication  with Third Parties)                 $  5,000
Consultant                                                         $  5,000
                                                                  --------------
TOTAL YEAR 2000 Project costs                                      $100,000

YEAR ENDED JUNE 30, 1999 COMPARED TO YEAR ENDED JUNE 30, 1998

Results of operations

         Net sales amounted to $17,295,882 for the year ended June 30, 1999 compared to $22,892,978, a decrease of $5,597,096, or 24.4% from the year ended June 30, 1998. Sales for year ended June 30, 1998 include sales of the film and processor business of Empower which was sold on June 30, 1998, of $7,134,938. Net sales without the film and processor business of Empower increased for the year ended June 30, 1999 by $1,537,842 or 9.8%.

         Gross profit decreased by $1,044,611 or 21.7% to $3,766,581 for the year ended June 30, 1999, from $4,811,192 for the year ended June 30, 1998. Gross profit as a percentage of net revenues increased to 21.8% for the year ended June 30, 199 from 21% for the year ended June 30, 1998.

         Operating expenses decreased by $3,166,512, or 16.9% to $15,581,217 or 90% of net revenues, for the year ended June 30, 1999, from $18,747,729, or 81.9% of net revenues for the year ended June 30, 1998. The principle items were salaries (net of officers and directors compensation) of $3,784,305 or 21.9% of net sales for the year ended June 30, 1999 compared to $4,168,540 or 18.2% of net sales for the year ended June 30, 1998 and selling expenses of $3,061,813 or 17.7% of net sales for the year ended June 30, 1999 compared to $3,740,391 or 16.3% of net sales for the year ended June 30, 1998. Research and development expenses were $1,808,107 or 10.5% of net sales for the year ended June 30, 1999 compared to $3,542,149 or 15.5% of net sales for the year ended June 30, 1998. This decrease is primarily due to the decrease in research and development related to AddOn-Bucky. Principal costs associated with development of the ddR-Multi-System have now been accomplished and research and development costs are expected to continue regarding upgrades and new product development with respect to associated and related products relating to ddR-Multi-System.

         Interest expense decreased to $4,638,928 for the year ended June 30, 1999 compared to $8,590,268 for the year ended June 30, 1998. This decrease is primarily due to the decrease of interest expense for amortization of Debenture issuance cost and Conversion Benefit.

         Loss on extinguishment of debt was $832,849 for the year ended June 30, 1999 compared to a gain of $304,923 for the year ended June 30, 1998. The extinguishment gain or loss resulted from refinancing of Convertible debentures.

Financial Condition

June 30, 1999 compared to June 30, 1998

         Total assets of the Company on June 30, 1999 decreased by $2,153,408 to $23,761,189 from $25,914,597 on June 30, 1998, primarily due to the decrease in current assets. Current assets decreased $1,139,876 to $11,929,381 on June 30, 1999 from $13,069,257 on June 30, 1998. The decrease in current assets is primarily attributable to the decrease in inventories of $368,744 and the decrease in prepaid expenses and sundry receivables of $635,105. Other assets decreased $1,286,194 to $5,548,768 on June 30, 1999 from $6,834,962 on June 30,
1998. The decrease is primarily attributable to the amortization of the licensing agreement, patents & trademark, software development cost and the goodwill.

         On June 30, 1999, the Company had total liabilities of $29,695,812 compared to $19,755,870. On June 30, 1998. On June 30, 1999, current liabilities were $13,944,865 compared to $11,984,554 on June 30, 1998. Working capital at June 30, 1999 was ($2,015,484) compared to $1,084,703 at June 30, 1998.

CASH FLOW AND CAPITAL EXPENDITURES YEAR ENDED JUNE 30, 1999 COMPARED TO YEAR ENDED JUNE 30, 1998.

         Cash used for operating activities for the year ended June 30, 1999 was $9,788,606 compared to $11,759,371 for the year ended June 30, 1998. Cash used for investing activities was $879,303 for the year ended June 30, 1999 compared to $4,517,140 for the year ended June 30, 1998.Cash flow from financing activities for the year ended June 30, 1999 was $11,068,406 compared to $14,799,200 for year ended June 30, 1998.

         The Company does not have any material commitments for capital expenditures as of June 30, 1999.

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

         On March 16, 1998 the Company issued $5,500,000 aggregate principal amount of 6% convertible debentures (the "Convertible Debentures") convertible into Common Stock of the Company. After deducting legal fees of $35,000, place-ment agent fees of $550,000 directly attributable to such offering the Company received a net amount of $4,915,000. All Convertible Debentures were issued to accredited investors as defined in Rule 501(a) of Regulation D promulgated under the Act("Regulation D") and the Company has received written representation from each investor to that effect. One Hundred percent of the face amount of the Convertible Debentures are convertible into shares of Common Stock of the Company at the earlier of May 15, 1998 or the effective date of the required Registration Statement at a conversion price equal to 80% of the average closing bid price for the ten trading days preceding the date of conversion. Any Convertible Debentures not so converted are subject to mandatory conversion by the Company on the 24th monthly anniversary of the date of issuance of the Convertible Debentures. All of these debentures have been converted.

         In June of 1998 the Company issued $2,000,000 aggregate principal amount of 6% convertible debentures (the "Convertible Debentures") convertible into Common Stock of the Company. After deducting fees directly attributable to such offering the Company received a net amount of $1,760,000. All Convertible Debentures were issued to accredited investors as defined in Rule 501(a) of Regulation D promulgated under the Act ("Regulation D") and the Company has received written representation from each investor to that effect. One Hundred percent of the face amount of the Convertible Debentures are convertible into shares of Common Stock of the Company at the earlier of May 15, 1998 or the effective date of the required Registration Statement at a conversion price equal to 80% of the average closing bid price for the ten trading days preceding the date of conversion. Any Convertible Debentures not so converted are subject to mandatory conversion by the Company on the 24th monthly anniversary of the date of issuance of the Convertible Debentures. None of these debentures have been converted as of August 24, 1999.

         On August 31, 1998 the Company issued $3,832,849 aggregate principal amount of 5% convertible debentures (the "Convertible Debentures") including a 25% premium and accrued interest, convertible into Common Stock of the Company. The Company did not receive any cash proceeds from the offering of the Convertible Debentures. The full amount was paid by investors to holders of the Company's Convertible Debentures issued on March 14, 1998 holding $3,000,000 of such Convertible Debentures as repayment in full of the Company's obligations under such Convertible Debentures. During the same period the Company issued $2,311,000 aggregate principal amount of 5% Convertible Debentures, convertible into Common Stock of the Company. After deducting fees, commissions and escrow fees in the aggregate amount of $311,000 the Company received a net amount of $2,000,000. The face amount of both Convertible Debentures are convertible into shares of Common Stock of the Company commencing March 1, 1999 at a conversion price equal to the lesser of 82% of the average closing bid price for the ten trading days preceding the date of the conversion or $1.00 per share. Any convertible Debentures not so converted are subject to mandatory conversion by the Company on the 24th monthly anniversary of the date of issuance of the Convertible Debentures. As of August 24, 1999 an unconverted balance of $5,629,421 remains outstanding.

         On October 6, 1998 the Company issued $2,940,000 aggregate principal amount of 5% convertible debentures (the "Convertible Debentures") including as part of the terms of this financing $540,000 repurchase of stock, (717,850 and 747,150 shares from Dominion Capital Fund, Ltd. and Sovereign Partners LP respectively) convertible into Common Stock of the Company. After deducting fees, commissions and escrow fees in the aggregate amount of $300,000 the Company received a net amount of $2,100,000. The face amount of the Convertible Debentures is convertible into shares of Common Stock of the Company any time after the closing date at a conversion price equal to the lesser of 82% of the average closing bid price for the ten trading days preceding the date of the conversion or $1.00. Any Convertible Debentures not so converted are subject to mandatory conversion by the Company on the 24th monthly anniversary of the date of issuance of the Convertible Debentures. None of these debentures have been converted as of August 24, 1999.

         The Registrant received gross proceeds of $1,080,000 in December 1998 pursuant to promissory notes bearing interest at the rate of 8% per annum for the first 90 calendar days (through March 13, 1999) with the Company having the option to extend the notes for an additional 60 days with interest increasing 2% per annum during the 60 day period. The Company exercised its extension option. As further consideration for the loan, the Company issued Lenders Warrants to purchase up to 50,000 shares of the Company's common stock exercisable, in whole or in part, for a period of up to 5 years at $.375 (the bid price for Company shares on the date of closing). The promissory notes (held by Dominion Capital Fund, Ltd. and Sovereign Partners) were not paid by their due date and the terms of a Contingent Subscription Agreement, Debenture and Registration Rights Agreement automatically went into effect with debentures bearing interest at the rate of 5% per annum (payable in stock or cash at the Company's option) and being convertible, at any time at the lesser of (a) 82% of the 10 day average bid price for the 10 consecutive trading days immediately preceding the conversion date or (b) $1.00 per share. The documents also provide for certain Company redemption rights at percentages ranging from 115% of the face amount of the Debenture to 125% of the face amount of the debenture dependent upon redemption date, if any as more specifically set forth in the last paragraph to this subsection.

         On January 29, 1999 the Company issued a principal aggregate amount of $1,170,000 of convertible debentures ("Convertible Debenture"), convertible into Common Stock of the Company at a conversion price of 82% of the average closing bid price for the ten trading days preceding the date of conversion together with accrued interest of 3% for the first 90 days, 3.5% for 91-120 days and 4% for 120 days and thereafter. After deducing fees directly attributable to such offering the Company received a net amount of $1,020,000. All Convertible Debentures were issued to accredited investors as defined in Rule 501(a) of Regulation D promulgated under the Act ("Regulation D") and the Company received written representations from each investor to that effect. Any Convertible Debenture not so converted are subject to mandatory conversion by the Company on the 24th anniversary date of issuance of the Convertible Debentures. None of these Convertible Debentures have been converted as of August 24, 1999.

         On March 2, 1999 the Company entered into a second promissory note contingent convertible debenture financing with the same lenders as the December 1998 transaction described directly above (i.e., Dominion Investment Fund LLC and Sovereign Partners LP) with terms and conditions identical to those set forth above excepting (a) gross proceeds amounted to $1,110,000 (b) the initial due date of such notes was May 31, 1999,(c) the potential 60 day extension date on such promissory notes was July 30, 1999 but such extension right was never utilized,(d)the conversion price is 80% of the 10 day average closing bid price for the 10 consecutive trading days immediately preceding conversion date and
(e) Warrants were issued (similarly exercisable over 5 years)to purchase up to 50,000 shares of common stock at 125% of the average 5 day closing bid price of the Company's common stock immediately preceding the date of closing but in no event less than $1.00 per share. In all other respects the terms and conditions of each of the documents executed with respect to this transaction are identical in all material respects to those described above regarding December 1998 transaction. The promissory notes were not paid by their due date and the terms of the Contingent Subscription Agreement and Registration Rights Agreement automatically went into effect and, accordingly, the number of shares being registered for this transaction amounts to 617,682 shares.

         On March 26, 1999 the Company entered into a third promissory note (contingent convertible debenture financing) with terms and conditions identical to those set forth in the March 2, 1999 promissory note financing referred to directly above excepting (a) the lender is different, to wit: Aberdeen Avenue, LLC, (b) gross proceeds amounted to $550,000, (c) the initial due date of such note was June 25, 1999, (d) the potential 60 day extension date on such promissory notes was August 24, 1999 but such extendion right was never utilized
(e) Warrants were issued (similarly exercisable over 5 years) to purchase up to 27,500 shares of common stock at 125% of the average 5 day closing bid price of the Company's common stock immediately preceding the date of closing but in no event at less than $1.00 per share. In all other respects the terms and conditions of each of the documents executed with respect to this transaction are identical to those described in the above March 2, 1999 transaction. The promissory notes were not paid on their due date and the terms of the Contingent Subscription Agreement and Registration Rights Agreement automatically went into effect and, accordingly, the number of shares being registered for this transaction amounts to 306,059 shares.

         From May 14, 1999 to June 9, 1999 (in a single financing) the Company issued a principal aggregate amount of $850,000 of convertible debentures ("Convertible Debenture"), convertible into Common Stock of the Company at a conversion price of 80% of the average closing bid price for the ten trading days preceding the date of conversion together with accrued interest of 5%.After deducing fees directly attributable to such offering the Company received a net amount of $772,727. All Convertible Debentures were issued to accredited investors as defined in Rule 501(a) of regulation D promulgated under the Act ("Regulation D") and the Company received written representations from each investor to that effect. Any Convertible Debenture not so converted are subject to mandatory conversion by the Company on the 24th anniversary date of issuance of the Convertible Debentures. None of these Convertible Debentures have been converted as of August 24, 1999.

         On  July 9, 1999  the  Company  entered  into  a fourth promissory note
(contingent convertible debenture financing) with terms and conditions substantially identical to those set forth in the March 2, 1999 promissory note financing referred to directly above excepting (a) the lender is different, to wit: Southshore Capital, Ltd., (b) gross proceeds amounted to $1,100,000, (c) the due date of such note is August 23, 1999 with no right to extend and (d) the debenture holder did not receive any warrants. In all other respects the terms and conditions of each of the documents executed with respect to this transaction are identical to those described in the above referenced March 2, 1999 transaction. The promissory note was not paid on its due date and the terms of the Contingent Subscription Agreement, Convertible Debenture and Registration Rights Agreement automatically went into effect and, accordingly, the number of shares being registered for this transaction amounts to 608,967 shares.

         On August 11, 1999 the Company entered into a fifth promissory note (contingent convertible debenture financing) with terms and conditions substantially identical to those set forth in the March 2, 1999 promissory note financing referred to directly above excepting (a) the lender is different, to wit: Aberdeen Avenue, LLC, (b) gross proceeds amounted to $1,400,000, (c) the due date of such note is November 11, 1999 with no right to extend and (d) the debenture holder did not receive any warrants. In all other respects the terms and conditions of each of the documents executed with respect to this transaction are identical to those described in the above referenced March 2, 1999 transaction.The terms of the Contingent Subscription Agreement, Convertible

Debenture and Registration Rights Agreement have not gone into effect as the promissory note is not in default and, accordingly, no shares are currently being registered for this transaction.

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

YEAR ENDED JUNE 30, 1998 COMPARED TO YEAR ENDED JUNE 30, 1997

         Net sales for the fiscal year ended June 30, 1998 were $22,892,978 compared to $13,151,701 for the fiscal year ended June 30, 1997.

         The 74% increase in net sales was partially due to the acquisition of Empower on April 1, 1997 (Sales of Empower were $7,134,938 for the fiscal year ended June 30, 1998 compared to $2,000,603 for the fiscal year ended June 30,
1997), the Asset purchase of Service Support Group LLC on October 17, 1997 (Sales of Swissray Medical Inc. which started its selling activities after the asset purchase of Service Support Group was $1,577,298 for the fiscal year ended June 30, 1998 compared to $0 for the fiscal year ended June 30, 1997) and the increase in sales made under the Philips OEM Agreement of $6,500,529. Also sales to third parties in Switzerland almost doubled in the fiscal year ended June 30, 1998 compared with the previous fiscal year. These increases have been partially offset by the decrease of $1,519,159 in sales of Elscint products and decreased sales of $1,952,016 for Eastern Europe. The Company sold four of the ddR-Multi-System during the fiscal year ended June 30, 1998.

         Gross profits amounted to $4,811,192 or 21% of net sales for the fiscal year ended June 30, 1998, compared to $4,706,287 or 35.8% of net sales for the fiscal year ended June 30, 1997. The decrease in gross profits as a percentage of net revenues is primarily attributable to the fact that sales of lower-margin products increased substantially compared to the fiscal years ended June 30, 1997. This is mainly attributable to increased sales of accessories, which are generally low-margin products, as a result of the acquisition of Empower (net sales of Empower contributed approximately 31% to the Company's net sales). The Company also sold a significant number of units of newly developed products, where the Company is at the beginning of the learning curve in the production process, which results in higher production costs than in a later stage of the learning curve. These products are the Bucky Diagnost TS produced under the OEM Agreement with Philips (which contributed approximately 22% to the Company's net sales) and the ddR-Multi-System (which contributed approximately 6% to the Company's net sales). The Company expects sales of accessories to be of a smaller percentage of total sales for the fiscal year ending June 30, 1999 because of the sale of Empower's accessory business to E.M. Parker.

         Operating expenses for the fiscal year ended June 30, 1998 were $18,747,729 or 81.9% of net sales compared to $17,450,333 or 132.7% of net sales for the fiscal year ended June 30, 1997. The principal items were selling expenses of $3,740,391 or 16.3% of net sales compared to $1,873,389 or 14.2% of net sales for the fiscal year ended June 30, 1997 and salaries (net of directors and officers compensation) of $4,168,540 or 18.2% of net sales compared to $2,059,396 or 15.6% of net sales for the fiscal year ended June 30, 1997. Research and Development was $3,542,149 or 15.5% of net sales compared to $5,786,158 or 44% of net sales for the fiscal year ended June 30, 1997.

         General and administrative expenses for the year ended June 30, 1997 include the value of stock options granted in the amount of $1,161,462, whereas no stock options were granted during the fiscal year ended June 30, 1998. The
Company made an accrual of $500,000 for planned restructuring of its organization. No such costs were accrued in the fiscal year ended June 30, 1997.

         The increase of 102% in Salaries was mainly due to the acquisition of Empower Inc. on April 1, 1997 (with salaries included in the consolidated statement of operation only for one quarter of the fiscal year ended June 30,
1997) and the takeover of all of the employees of Service Support Group on October 17, 1997. Both acquisitions were within the Company's marketing strategy to build a strong market position with its own organization in one of its principle markets. The number of employees in Switzerland was increased by 21 mainly to handle the significant rise in production volume.

         The increase of 100% in selling expenses is the result of additional significant efforts on the part of the Company to build a strong market position in the United States and in Germany, the biggest European market as well as the costs incurred for successful market introduction of the Company's direct digital ddR-Multi-System. The Company also made efforts to lay the groundwork for the market introduction of Swissray Information Solutions comprehensive package of consulting, services and products.

         Research and development expenses decreased by 39%. Management considered the relative size of the research and development expenses for the fiscal year ended June 30, 1997 as high. The main focus of the R&D was the industrialization phase of the ddR-Multi-System and the development of communication interfaces (DICOM 3.0, HL 7, Dicom Worklist etc.) to extend the connectivity of the ddR-Multi-System to communication networks such as HIS, RIS, and PACS. Another important task was to finalize the Tahoma TMSSM software and go into beta-tests. The Tahoma TMSSM, technology management systems are based on the premise that technology is a resource that can be managed to achieve organizational objectives, like reducing operating expense and improving clinical performance. Additional research and development expenses have also been incurred to maintain the technological advantages of the Company's conventional X-ray equipment. Significant research and development expenses will continue to be incurred for the development of new technologically advanced products and the continuing improvement of existing products.

         The Company's operating loss increased to $13,936,537 for the fiscal year ended June 30, 1998 from $12,744,046 for the fiscal year ended June 30, 1997. The increase in the Company's operating loss is due to the significant expenses associated with the building of the Company's organization and market position primarily in one of its principle markets, the USA. After taking into account interest expense, other income, income tax benefits and extraordinary items of income (loss) the resulting net loss of the Company for the fiscal year ended June 30, 1998 increased to $22,503,109 from $13,685,188 for the fiscal year ended June 30, 1997. The increase of net loss is mainly due to the significant amount of interest expenses which resulted from the amortization of issuance cost and beneficial Conversion features of Convertible debentures issued for financing purposes, which amounted to $8,590,268 for the fiscal year ended June 30, 1998 compared to $759,853 for the fiscal year ended June 30, 1997. Extraordinary income includes the gain on early extinguishment of Debt which resulted from refinancing of Convertible debentures.

CASH FLOW AND CAPITAL EXPENDITURES

         Cash used by operating activities for the fiscal year ended June 30, 1998 increased to $11,759,371 from $10,684,988 for the fiscal year ended June 30,1997 and cash used by investing activities increased to $4,517,140 for the fiscal year ended June 30, 1998 from $3,668,196 for the fiscal year ended June 30, 1997. Cash flow from financing activities for the fiscal year ended June 30, 1998 was $14,799,200 compared to $14,752,928 for the fiscal year ended June 30, 1997.

         The Company's capital expenditures totaled $2,849,205 for the fiscal year ended June 30, 1998 compared to $3,431,375 for the fiscal year ended June 30, 1997. Capital expenditures were primarily for the improvements of the Hochdorf facility and the purchase of equipment. The increased financing needs resulted primarily from the building and strengthening of the Company's organization and distribution channels in the US and Europe and the improvements of the Hochdorf facility.

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

BACKLOG

         Management  estimates  that as of the end of the fiscal year ended June

30, 1999, the Company had an order backlog of $12,000,000 which consisted of $8,000,000 in conventional x-ray equipment and $4,000,000 in digital (i.e., ddR-Multi-Systems and information solutions )as compared to an order backlog of $13,000,000 which consisted of $11,500,000 in conventional x-ray equipment and $1,500,000 in ddR-Multi-Systems as of the fiscal year ended June 30, 1998.

NEW ACCOUNTING PRONOUNCEMENTS

         The Company will adopt Statement of Financial Accounting Standard No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities" for the year ended June 2000. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. The application of the new pronouncement is not expected to have a material impact on the Company's financial statements.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Investment in the securities of the Company involves a high degree of risk. In evaluating an investment in the Company's Common Stock, Company stockholders and prospective investors should carefully consider the risk factors discussed hereafter and the information detailed in this Annual Report for the fiscal year ended June 30, 1999 on Form 10-K including, without limitation, Item 1 "Business" and Item 6 "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as information contained in the Conmpany's other filings with the Securities and Exchange Commission.

         This Form 10-K includes forward-looking statements that reflect the Company's current views with respect to future events and financial performance, including capital expenditures, strategic plans and future cash sources and requirements. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results of those anticipated. The words "believe", "expect", "anticipate", "estimate" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise. The following risks could cause actual results to differ materially from historical results or those anticipated.

RISK FACTORS

History of Increasing Losses; Profitability Uncertain

         As of  June  30,  1995  the  Registrant  had  accumulated  losses  on a consolidated basis of approximately $6,000,000. A substantial part of such losses resulted from activities unrelated to the Company's present operations. Since June 30, 1995 and for the four fiscal years commencing July 1, 1995 and concluding June 30, 1999, the Company incurred additional net losses aggregating $61,700,405 ($17,246,028 of which was attributable to year ended June 30, 1999 as compared to $22,503,109 which was attributable to year end June 30, 1998). Such additional losses primarily resulted from the significant expenses associated with the development of the Company's products, primarily its direct digital X-ray system, the ddR-Multi-System, the building of the Company's organization and market position as well as the costs of amortization of debenture issuance costs and beneficial conversion feature (as well as the absence of a significant increase in sales - during fiscal year ended June 30, 1998 - as a result of the delay in the market introduction of certain of the
Company's products, which delays were for the purpose of assuring product quality prior to introduction to the industry). The likelihood of the success of the Company must be considered in light of the problems, expenses, difficulties, complications and past delays encountered in connection with the development of any new products and the competitive environment in which the Company operates. Although the Company is deriving operating revenue from its current operations, such revenue has not been sufficient to make the Company's operations profitable. There can be no assurance that the Company will be able to develop significant additional sources of revenue or that it will become profitable. Results of operations may fluctuate significantly and will depend upon further successful introduction of the ddR-Multi-System, further market acceptance of new product introductions in the future and competition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- Products," "-- Research and Development" and "-- Competition."

Need for Continued Market Acceptance of the ddR-Multi-System

         The Company's future performance will depend to a substantial degree upon the continued market introduction and acceptance of the ddR-Multi-System. The Company's marketing efforts to date have generated considerable awareness about the ddR-Multi-System among radiologists. From October 1997 through June 30, 1999, the Company sold twelve ddR-Multi-Systems in the United States and Europe. During the first two months of its current fiscal year the Company has already contracted sales of 10 ddR-Multi-Systems which represents a 25% increase in sales of such Systems over the entire preceding fiscal year (when eight Systems were sold). The extent of, and rate at which, the market introduction, acceptance and penetration can be achieved by the ddR-Multi-System are functions of many variables, including, but not limited to, obtaining the necessary governmental approvals (see "Government Regulation" hereinafter), price, effectiveness, acceptance by potential customers and manufacturing, training capacity and marketing and sales efforts. There can be no assurance that the ddR-Multi-System will achieve or maintain acceptance in its target markets although management is pleased with the degree of industry acceptance to date (especially reception and feedback received at RSNA convention in Chicago in December 1998, ECR convention in Vienna in March 1999 and the Computer convention (SCAR) held in Houston, Texas in May 1999. Similar risks may confront other products developed by the Company in the future. See "Business --Products" and "-- Regulatory Matters."

Reliance on a Single Product

         The Company has concentrated its efforts primarily on the development of the ddR-Multi-System and will be dependent to a significant extent upon acceptance of that product to generate additional revenues. There can be no assurance that the ddR-Multi-System will be successfully commercialized notwithstanding its recent successful introduction both within and without the United States (as heretofore and hereinafter indicated) and the fact that more Systems (10) have been sold during the first two months of the Company's current fiscal year than were sold for the entire preceding fiscal year. There can be no assurance that the Company's competitors will not succeed in developing or marketing technologies and products that are more commercially attractive than the ddR-Multi-System. See "Business -- Products" and "-- Competition."

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

         There can be no assurance that any additional source of financing at reasonable terms or otherwise (be it debt and/or equity financing) will be available to the Company in the future (notwithstanding availability of such financings as recently as August 1999) or that absent such financing the Company will have sufficient cash flow to maintain operations in the manner contemplated. See also risk factor directly below regarding shares issued since May of 1995 as a result of debt or equity financing.

Significant Number of Shares Issued as a Result of Equity and Debt Financings Pursuant to Regulation S and Regulation D

         From May 1995 through August 24, 1999 the Company has engaged in a significant number of equity (Regulation S) financings and debt (Regulation D) financings. Appearing directly below is a chart indicating the number of shares issued as a result of such finanicngs.

Type of                Date of           Closing      Discount    Number Of       Proceeds      Outstanding
Financing              Financing         Bid Price  From Market Shares Issued(3) Received       Balance
Reg S- Off-Shore       May 20, 1995      (4)                     2,000,000        $4,000,000    $ -0-
Reg S- Off-Shore       Dec. 10, 1995     (4)                     1,000,000        $4,500,000    $ -0-
Reg S- Convertible     Sept. 11, 1996    $4.125                  1,872,707        $3,800,000    $ -0-
Reg S- Convertible     Jan. 10, 1997     $3.00                   2,395,709        $3,500,000    $ -0-
Reg S- Off-Shore       Mar. 5, 1997      $2.6875                 1,000,000        $2,000,000    $ -0-
Reg S- Prom. Note      Apr. 28, 1997     $1.96875                  800,000        $2,000,000    $ -0-
Reg S- Convertible     May 15, 1997      $2.40625                       --        $2,000,000    $ -0-
Reg S- Convertible     June 15, 1997     $3.0625                        --        $2,000,000    $ -0-
Reg S- Convertible     July 31, 1997     $2.750                  4,077,878        $4,262,500    $ -0-(includes May and June 1997)(5)
Reg D- Convertible     Aug. 19, 1997     $2.6875     20%         3,643,053        $5,000,000    $1,850,000 rolled over
Reg D- Convertible     Nov. 26, 1997     $1.84375    25%         4,397,081        $2,158,285    $ -0-
Reg D- Convertible     Dec. 11, 1997     $1.375      25%         7,735,099        $3,690,000    $ -0-
Reg D- Convertible     Mar. 16, 1998     $1.00       20%         7,075,138        $5,500,000    $ -0-
Reg D- Convertible     June 15, 1998     $.578       20%                (1)       $2,000,000    $2,000,000
Reg D- Convertible     Aug. 31, 1998     $.281       18%                (1)       $6,143,849    $5,629,421
Reg D- Convertible     Oct. 6, 1998      $.188       18%                (1)       $2,940,000    $2,940,000
Reg D- Convertible     May 13, 1999      $.500       18%             (1)(2)       $1,080,000    $1,119,600
Reg D- Convertible     Jan. 29, 1999     $.375       18%                (1)       $1,170,000    $1,170,000
Reg D- Convertible     May 31, 1999      $.437       18%             (1)(2)       $1,110,000    $1,132,200
Reg D- Convertible     May 14, 1999      $2.875      20%                (1)       $  500,000    $  500,000
Reg D- Convertible     May 21, 1999      $3.00       20%                (1)       $  200,000    $  200,000
Reg D- Convertible     June 9, 1999      $2.625      20%                (1)       $  150,000    $  150,000
Reg D- Convertible     June 24, 1999     $.59375     18%             (1)(2)       $  550,000    $  561,000
Reg D- Convertible     Aug. 23, 1999     $3.750      20%             (1)(2)       $1,100,000    $1,148,400

(1) Utilizing the August 24, 1999 bid price for the Company's common stock ($2.593) and assuming indicated discount from market, if all convertible debentures were converted the number of shares required to be issued (inclusive of such shares as may be issued for interest earned) would amount to 8,638,126 shares. However, since (as indicated in preceding risk factor) the debenture agreements do not contain any "floor" provisions, the number of shares as may actually be issued in the future may significantly increase if there is a further significant decline in the bid price of the Company's common stock.

(2) Such shares as may be issued result from conversion of promissory notes into debentures when notes were not paid at or before their respective due dates Outstanding balance amounts indicated include interest earned on promissory notes as of due date, which due date then became date of convertible debenture issuance. See also "Description of Capital Stock - Convertible Promissory Notes Subsequently Converted Into Debentures - December 1998, March 2, 1999, March 26, 1999 and July 9, 1999".

(3) In accordance with the terms of the debentures and related agreements, 2,437,740 of these shares have been issued with restrictive legends and are included in the number of shares being registered pursuant to the Company's Registration Statement.

(4) Date precedes initial NASDAQ listing when securities traded in "pink sheets". While prices are not currently available some were determined in arms-length negotiations at the time of such financings.

(5) The July 31, 1997 transaction represents a renegotiated replacement, inclusive of interest, of those prior two transactions which occurred on May 15, 1997 and June 15, 1997 ($2,000,000 each).

(6) In each instance where a Regulation D financing was concluded the Registrant was required to file a Form D with the SEC indicating to what extent, if any, net proceeds were utilized as and for payments to "officers, directors and affiliates" of the Registrant as opposed to "payment to others". Each of the Forms D indicate that net proceeds received were entirely allocated as "payments to others" and with a substantial majority of such funds being allocated to working capital.

         These persons and/or firms owning convertible debentures may profit from "shorting" (selling without ownership of underlying shares) the Registrant's common stock by covering such short positions with registered shares of Company common stock received upon debenture conversion.

Dilution; Effect of Outstanding Convertible Debentures on Certain Shares

         The Registrant has outstanding convertible debentures and options to purchase Common Stock at prices that are below the per share price to purchasers of the Registrant's Common Stock in the market. The discount from market, dependent upon the specific convertible debenture, ranges from 18% to 20% except for one instance where the discount from market was 25% on a $145,969 debenture (since entirely converted into shares of Company common stock). The exercise of such convertible debentures or options would have a dilutive effect on the investment of a holder of the Registrant's Common Stock.As of August 24, 1999 if all of the principal balance and interest earned on outstanding unconverted convertible debentures and warrants were converted (based on calculation contained in the Company's Registration Statement) the Registrant would be required to issue 8,788,126 shares of its common stock thereby increasing total outstanding from 14,541,537 to 23,329,663 and reducing percentage of all current stockholders from 100% to 62%. Historically the Company has met (and intends to continue to meet) its convertible debenture obligations through issuance of stock as opposed to cash payments (i.e., interest earned from issuance of debenture to date of conversion has been paid in stock).

         As and when conversion occurs regarding outstanding convertible debentures referred to herein (and in prior risk factor entitled "Significant Number of Shares Issued..") a number of new significant holders of Company common stock will necessarily exist.

         The market price of the Registrant's Common Stock may also be adversely affected by sales of substantial amounts of Common Stock in the public market, including sales of Common Stock under Rule 144 or after the expiration of any other applicable holding period (by contract and/or statute). The sale of such stock could also adversely affect the ability of the Registrant to sell Common Stock for its own account. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Management -- Compensation of

Directors and Executive Officers," "Selling Holders and Plan of Distribution" and "Description of Capital Stock."

Issuance of Significant Percentage of Securities Pursuant to Consulting Agree-ment With Corresponding Dilution to Current Stockholders

         In March 1999 the Registrant issued an aggregate of 3,800,000 shares of restrictive common stock pursuant to two separate consulting agreements and in lieu of cash payment. At the time of such issuance these shares represented approximately 32% of all outstanding shares and currently represent approximately 26% of all outstanding securities. Accordingly, upon issuance of such 3,800,000 shares, current stockholders percentage of ownership (100%) decreased (by 32%) to 68% of all then issued and outstanding shares. The
Registrant has no current plans to continue this practice. For further information regarding terms and conditions relating to such consulting agreements, reference is herewith made to "Business - Recent Developments".

Significant Portion of Company Assets Are Intangible Assets

         As of June 30, 1999, and for the year then ended, the Company's licensing agreement, patents and goodwill (aggregating approximately $4,900,000) are all intangibles and account for approximately 21% of all Company assets. Amortization of such intangibles amounts to approximately $821,000 or approximately 5.3% of total operating expenses. The Company evaluates the recoverability of unamortized intangible assets based upon expectations of nondiscounted cash flows and operating income. Impairments, if any, would be recognized in operating results if a permanent diminution in value were to occur.

Reliance on Large Customers

         In the past, the Company has made a significant amount of sales to a few large customers. Historically, the identity of the Company's largest customers and the volumes purchased by them has varied. The loss of one of the Company's current two largest customers who accounted for 54% of Company sales during fiscal year ended June 30, 1999 (as compared to the second largest customer who only accounted for 1% of Company sales during fiscal year ended June 30, 1999) or a reduction of the volume purchased by such customer would have an adverse effect upon the Company's sales until such time, if ever, as significant sales to other customers can be made. The Company considers the relationship with its largest customers to be satisfactory. The Company expects that as sales of its ddR-Multi-System continues to increase, the Company's revenue will be less dependent on one or a few large customers. See Note 19 to the Consolidated Financial Statements of June 30, 1999, 1998 and 1997 and "Business -- Sales and Marketing."

Risk of Currency Fluctuations

         The Company is subject to risks and uncertainties resulting from changes in currency exchange rates. Future currency fluctuations, to the extent not adequately hedged, could have an adverse effect on the Company's business, financial condition and results of operations. On occasion, the Company enters into currency forward contracts as a hedge against anticipated foreign currency exposures and not for speculation purposes. Such contracts, which are types of financial derivatives limit the Company's exposure to both favorable and unfavorable currency fluctuations. In the past the Company has used forward contracts exclusively in connection with the purchase of material in currencies other than Swiss Francs or U.S. dollars. For a discussion of these risks, see "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Effect of Currency on Results of Operations."

Risks Associated With International Operations

         The Company does business in numerous countries, including the United States, Switzerland and Germany. Revenues from international operations outside the United States amounted to approximately 76.7% of total sales for the fiscal year ended June 30, 1999. In addition to the currency risks discussed above, the Company's international operations are subject to the risk of new and different legal and regulatory requirements in local jurisdictions, tariffs and trade barriers, potential difficulties in staffing and managing local operations, credit risk of local customers and distributors, potential inability to obtain regulatory approvals, different requirements as to product standards, potential difficulties in protecting intellectual property, risk of nationalization of private enterprises, potential imposition of restrictions on investments or transfer of funds, potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries, and local economic, political and social conditions, including the possibility of hyper-inflationary conditions, in certain countries. Any adverse change in any of these conditions could have a material adverse effect on the Company's business or financial condition. See "-- Risk of Currency Fluctuations," "-- Government Regulation," "Management's Discussion and Analysis of Financial Condition and Results of Operations-Taxes," "-- Effect of Currency on Results of Operations" and "Business -- Regulatory Matters."

Highly Competitive Market, Rapid and Significant Technological Change

         The highly competitive markets in which the Company operates are characterized by rapid and significant technological change, evolving industry standards and new product introductions. The Company competes with numerous competitors, many of which are well-established in the Company's markets. Most competitors are divisions of larger companies with potentially greater financial and other resources than the Company.

         The Company's competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price and performance characteristics. Although the Company believes that it has certain technological and other advantages over its competitors, realizing and maintaining these advantages will require continued investment by the Company in research and development, sales and marketing and customer service and support. There can be no assurance that the Company will have sufficient resources to continue to make such investments or that the Company will be successful in maintaining such advantages. If the Company's products or technologies become non-competitive or obsolete, it will have a material adverse effect on the Company. See "Business -- Competition."

Dependence on Patents and Proprietary Technology

         The Company has patented certain aspects of its proprietary technology in certain markets and has filed patent applications for its direct digital technology in key markets, including the United States. The European patent as well as the U.S. patent for the Add-On Bucky have been granted and expire January 2015. The duration of other patents range from 2000 to 2016. However, there can be no assurance that other applications will be granted. There can be no assurance that the Company's issued patents or other patents issued in the future will afford protection from material infringement or that such patents will not be challenged. The Company also relies on trade secrets and proprietary and licensed know-how, which it protects, in part, through confidentiality agreements with employees, consultants and other parties. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known to, or independently developed by, competitors.

         There also can be no assurance that the Company's technology will not infringe upon the patents of others. In the event that any such infringement claim is successful, there can be no assurance that the Company would be able to negotiate with the patent holder for a license, in which case the Company could be prevented from practicing the subject matter claimed by such patent. In addition, there can be no assurance that the Company would be able to redesign its products to avoid infringement. The inability of the Company to practice the subject matter of patents claimed by others or to redesign its products to avoid infringement could have a material adverse effect on the Company.

         The Company obtained a non-exclusive license for a term of two years ending July 24, 1999(recently extended to July 31, 2000) to use certain software for its line of SwissVision(TM) postprocessing systems. There can be no assurance that this license will not be granted to a competitor of the Company. See "Business -- Intellectual Property."

Government Regulation

General

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

         The Food and Drug Administration (the "FDA") actively enforces regulations prohibiting marketing without compliance with the pre-market approval provisions of medical devices. A Section 510(k) application is required in order to market a new or modified medical device. If specifically required by the FDA, a pre-market approval may be necessary. The FDA review process typically requires extended proceedings pertaining to the safety and efficacy of new products, which may delay or hinder a product's timely entry into the marketplace.

         On November 21, 1997, the AddOn Bucky(R), the direct digital detector of the ddR-Multi-System received FDA approval. The Company also submitted the ddR-Multi-System for Section 510(k) approval with the FDA and such approval was obtained on December 18, 1997 so that the ddR-Multi-System may be marketed in the United States.

         The FDA also regulates the content of advertising and marketing materials relating to medical devices. There can be no assurance that the Company's advertising and marketing materials regarding its products are and will be in compliance with such regulations. The Company is also subject to other federal, state, local and foreign laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices. Failure to comply with applicable regulatory requirements can result in, among other things, fines, suspensions of approvals, seizures or recalls of products, operating restrictions and criminal prosecutions. Furthermore, changes in existing regulations or adoption of new regulations could affect the timing of, or prevent the Company from obtaining, future regulatory approvals. The effect of government regulation may be to delay for a considerable period of time or to prevent the marketing and full commercialization of future products or services that the Company may develop and/or to impose costly requirements on the Company. There can also be no assurance that additional regulations will not be adopted or current regulations amended in such a manner as will materially adversely affect the Company. See "-- Risks Associated With International Operations," "Business -- Markets" and "-- Regulatory Matters."

         The Company is in compliance with the following regulations:

          Section 510(K) notification, 21CFR 892.1680, Reg. K973710 Quality Assurance QSR 21 CFR Part 820 and Part 820.72 (inspection) General Labeling Provisions and 21 CFR Part 801.4, 801.5 and 801.6

          ISO 9001/EN 46001 and Appendix II
          BAG CH (Ministry of Health CH)
          EWG 93/42
          ENTELA (USA), UL/CSA (USA), CSA/UL (Canada)

Sales to Health Care Industry

         The Company's products are used exclusively in the health care industry, which is highly regulated. The health care industry in certain markets for the Company's products, including the United States, has experienced significant pressure to reduce costs, which has led in some jurisdictions to substantial reorganizations and consolidations of health care providers or payors. Cost reduction efforts by the Company's customers may adversely affect the potential markets for the Company's products and services. It is also possible that legislation could be adopted in any of these jurisdictions which could increase such pressures or which could otherwise result in a modification of the private or public health care system or both or impose limitations on the ability of the Company to market its products in any such jurisdiction. Any such event or condition could have an adverse impact on the Company's business, financial condition or results of operations. See "Business -- Markets."

Reliance on Key Management

         The Company's business is highly dependent on the principal members of its management, marketing, research and development and technical staffs, and the loss of their services might impede the achievement of the Company's business objectives. In addition, the Company's future success will depend in part upon its ability to retain highly qualified management, scientific, technical and marketing personnel. There can be no assurance that the Company will be successful in retaining such qualified personnel or hiring additional qualified personnel. Losses of key personnel could have a material adverse effect on the Company's business. The Company has no key man life insurance policies with respect to any of its senior executives. See "Business -- Research and Development" and "Management -- Directors and Executive Officers of the Company."

Limited Manufacturing History with Respect to ddR-Multi-System

         The Company has limited experience with the manufacture and assembly of the ddR-Multi-System in the volumes that will be necessary for the Company to generate significant revenues from the sale of the ddR-Multi-System. The Company may encounter difficulties in scaling up its production or in hiring and training additional personnel to manufacture the ddR-Multi-System. Future interruptions in supply or other production problems could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business - Products".

Dependence on Sole Source Suppliers

         The Company has only single sources for certain essential components of the ddR-Multi-System. Interruptions in the supply of such components might result in production delays, each of which could have a material adverse effect on the Company's business, financial condition and results of operations. See "-- Reliance on A Single Product". To date no material interruptions have occured.

         The percentage of Company revenues derived from products which included components then only currently available from a single source supplier amounts to 13.6% as of June 30, 1999. The agreement with the single source supplier of certain camera electronics will be terminated December 31, 1999. The Company has 160 CCD cameras in stock which can be used for the next 40 ddR-Systems. The Company is currently in negotiations with three different comparable source suppliers and does not expect any material business interruptions to occur regarding CCD camera availability in a timely manner nor does it anticipate that change of supplier will have any affect upon quality of its ddR-Systems. The agreement with the single source supplier of optics expires in July 2002 and subject to renegotiations. This agreement may not be terminated by either party without cause.

Inability to Currently Determine Number of Shares Which May be Issued Upon Debenture Conversion; Potential For New Significant Stockholders and Potential Significant Percentage Dilution to Existing Stockholders Which Would Result From Significant Increase in Outstanding Shares

         Any additional convertible debenture financings will result in additional dilution to present Company shareholders by reducing their percentage of interest in the Company. In the past the Company has issued (and currently intends to issue when, as and if necessary) debt convertible into common stock without any limits on the amount that can be converted over any specific period of time. Since such conversion occurs at a negotiated discount from market price, such conversion can have a negative impact upon trading price of the Company's common stock. Further, since there is no "floor" in the debt convertibles (i.e., no bid price below which debentures may not be converted) there is no specific limit on the number of shares that may be issued upon conversion since such number of shares is dependent upon common share price at of conversion. Additionally, debenture conversion may result in a larger number of new significant stockholders to the Company.

Potential Recalls and Product Liability

         Any of the Company's products may be subject to recall for unforeseen reasons. The medical device industry has been characterized by significant malpractice litigation. As a result, the Company faces a risk of exposure to product liability, errors and omissions or other claims in the event that the use of its X-ray equipment, components, accessories or related services or other future potential products is alleged to have resulted in a false diagnosis and there can be no assurance that the Company will avoid significant liability. There also can be no assurance that the Company will be able to retain its current insurance coverage or that such coverage will continue to be available at an acceptable cost, if at all. Consequently, such claims could have a material adverse effect on the business or financial condition of the Company. As of the date hereof, the Company continues to maintain what it considers to be adequate product liability insurance so as to enable it to be compensated for certain losses incurred as a result of product recalls and product liability claims (but remains "at risk" if and to the extent that awarded damages exceed coverage).

Limited Public Market; Liquidity; Possible Volatility of Stock Price

         The Common Stock was quoted on the Nasdaq SmallCap Market System under the symbol "SRMI" until its delisting on October 26, 1998 and is currently quoted on the Electronic Over-the-Counter Bulletin Board under the same symbol. There can be no assurance that an established public market for the Common Stock can be established and/or sustained. The market price of the Common Stock could fluctuate significantly as a result of the Company's financial results, regulatory approval filings, clinical studies, technological innovations or new commercial products introduced by the Company or its competitors, developments concerning patents or proprietary rights, trends in the health care industry or in health care generally, litigation, the adoption of new laws or regulations or new interpretations of existing laws or regulations and other factors.

Delisting  Due  To  Non-Compliance  With Certain NASDAQ Standards - See Part II,
Item 5(d).

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements have been prepared in accordance with the requirements of Regulation S-X and supplementary financial information included herein, if any, has been prepared in accordance with Item 301 of Regulation S-K.



                          INDEX TO FINANCIAL STATEMENTS

                                                                        Page

Audited Financial Statements for Fiscal Years Ended
         June 30, 1999, 1998 and 1997:

Independent Auditors' Report                                            F-1-3

Consolidated Balance Sheets at June 30, 1999 and 1998                   F-4-5

Consolidated Statements of Operations for the years ended
         June 30, 1999, 1998 and 1997                                   F-6

Consolidated Statements of Cash flows for the years ended
         June 30, 1999, 1998 and 1997                                   F-7-8

Consolidated Statements of Stockholders Equity for the years            F-9-10
         ended June 30, 1999, 1998 and 1997

Notes to Consolidated Financial Statements                              F-11-26

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors
Swissray International, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Swissray International, Inc. and subsidiaries as of June 30, 1999 and 1998 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swissray International, Inc. and subsidiaries as of June 30, 1999 and 1998, and the results of its operations changes in stockholders' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.




                                      /s/ Feldman Sherb Horowitz & Co., P.C.
                                      Feldman Sherb Horowitz & Co., P.C.
                                     (Formerly Feldman Sherb Ehrlich & Co., P.C.
                                      Certified Public Accountants

New York, New York
August 6, 1999

                    [LETTERHEAD OF BEDERSON & COMPANY LLP]

                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Swissray International, Inc.
New York, New York


We have  audited  the  accompanying  consolidated  balance  sheets  of  Swissray
International, Inc., and its subsidiaries, as of June 30, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Swissray (Deutschland) Rontgentechnik GmbH, a wholly-owned subsidiary, which statements reflect total assets of $437,021 as of June 30, 1997 and total revenues of $1,255,140 for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it related to the amounts included for Swissray (Deutschland) Rontgentechnick GmbH, is based solely on the report of the other auditors.

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

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Swissray International, Inc., and its subsidiaries, at June 30, 1997 and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.


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


                                                  /s/ Theo Lepper
                                                  Theo Lepper
                                                  Certified Public Accountant

Wiesbaden, Germany
August 8, 1997

                           SWISSRAY INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEET
                             JUNE 30, 1999 and 1998
                                     ASSETS

                                                                         ------------------------------
                                                                              1999              1998
                                                                         ------------------------------

CURRENT ASSETS
Cash and cash equivalents                                                 $ 1,281,297       $ 1,281,552
Accounts receivable, net of allowance for doubtful
accounts of $219,993 and $32,356                                            2,448,879         2,584,651
Inventories                                                                 7,332,401         7,701,145
Prepaid expenses and sundry receivables                                       866,804         1,501,909
                                                                         ------------------------------
TOTAL CURRENT ASSETS                                                       11,929,381        13,069,257
                                                                         ------------------------------

PROPERTY AND EQUIPMENT                                                      6,283,040         6,010,378
                                                                         ------------------------------

OTHER ASSETS
Loan receivable                                                                15,948            20,005
Licensing agreement                                                         3,104,109         3,600,766
Patents and trademarks                                                        199,906           230,614
Software development costs                                                    347,762           455,318
Security deposits                                                              28,035            38,280
Note receivable - net of allowance of $544,376 and $30,733                        ---           513,643
Goodwill                                                                    1,603,007         1,796,336
Receivable from sale of debentures                                            227,273               ---
Debt issuance costs on convertible                                             22,728           180,000
                                                                         ------------------------------

TOTAL OTHER ASSETS                                                          5,548,768         6,834,962
                                                                         ------------------------------
TOTAL ASSETS                                                              $23,761,189       $25,914,597
                                                                         ==============================

                                       F-4
    The accompanying notes are an integral part of these financial statements

                            SWISSRAY INTERNATIONAL
                    CONSOLIDATED BALANCE SHEET (Continued)
                            JUNE 30, 1999 and 1998

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                         ------------------------------
                                                                              1999              1998
                                                                         ------------------------------


CURRENT LIABILITIES
Current maturities of long-term debt                                      $   247,028       $   233,746
Notes payable - banks                                                       3,667,159         3,551,091
Notes payable - short-term                                                  1,700,000               ---
Loan payable                                                                  126,006           125,029
Accounts payable                                                            5,422,321         5,030,449
Accrued expenses                                                            2,003,844         2,365,450
Restructuring                                                                 500,000           500,000
Customer deposits                                                             278,507           176,583
Due to stockholders and officers                                                 ---              2,206
                                                                         ------------------------------
TOTAL CURRENT LIABILITIES                                                  13,944,865        11,984,554
                                                                         ------------------------------

CONVERTIBLE DEBENTURES, net of conversion benefit                          15,555,852         7,330,642
                                                                         ------------------------------

LONG-TERM DEBT, less current maturities                                       195,095           440,674

COMMON STOCK SUBJECT TO PUT                                                 1,819,985         1,819,985

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock                                                                  140,062            41,426
Additional paid-in capital                                                 64,688,013        58,074,793
Treasury stock                                                               (540,000)             ---
Deferred compensation                                                        (707,222)             ---
Accumulated deficit                                                       (67,727,741)      (50,481,713)
Accumulated other comprehensive loss                                       (1,787,735)       (1,475,779)
Common stock subject to put                                                (1,819,985)       (1,819,985)
                                                                         ------------------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                       (7,754,608)        4,338,742
                                                                         ------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 23,761,189      $ 25,914,597
                                                                         ==============================

                                       F-5
    The accompanying notes are an integral part of these financial statements

                           SWISSRAY INTERNATIONAL INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    YEARS ENDED JUNE 30, 1999, 1998 and 1997

                                          ----------------------------------------------------
                                               1999                1998                1997
                                                                 (Restated)         (Restated)
                                          ----------------------------------------------------
NET SALES                                 $ 17,295,882        $ 22,892,978        $ 13,151,701
COST OF SALES                               13,529,301          18,081,786           8,445,414
                                          ----------------------------------------------------
GROSS PROFIT                                 3,766,301          4,811,192           4,706,287
                                          ----------------------------------------------------

OPERATING EXPENSES
Officers and directors compensation          1,434,293             569,816           1,816,879
Salaries                                     3,784,305           4,168,540           2,059,396
Selling                                      3,061,813           3,740,391           1,873,389
Research and development                     1,808,107           3,542,149           5,786,158
General and administrative                   2,445,867           2,612,262           2,879,257
Restructuring cost                                 ---             500,000                 ---
Other operating expenses                     1,066,039           1,735,877           1,645,800
Bad debts                                      706,877             133,196             619,160
Depreciation and amortization                1,273,916           1,745,498             770,294
                                          ----------------------------------------------------
TOTAL OPERATING EXPENSES                    15,581,217          18,747,729          17,450,333
                                          ----------------------------------------------------

LOSS BEFORE OTHER INCOME (EXPENSES)
  AND INCOME TAXES                         (11,814,636)        (13,936,537)        (12,744,046)

Other income (expenses)                         40,385            (281,227)            318,763
Interest expense                            (4,638,928)         (8,590,268)           (762,168)
                                          ----------------------------------------------------
OTHER EXPENSES                              (4,598,543)         (8,871,495)           (443,405)
                                          ----------------------------------------------------

LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEMS                      (16,413,179)        (22,808,032)        (13,187,451)

INCOME TAX PROVISION                               ---                 ---             110,223
                                          ----------------------------------------------------

LOSS FROM CONTINUING OPERATIONS
  BEFORE EXTRAORDINARY ITEMS               (16,413,179)        (22,808,032)        (13,297,674)


Extraordinary income (expenses)               (832,849)            304,923            (384,514)
                                          ----------------------------------------------------
NET LOSS                                  $(17,246,028)       $(22,503,109)       $(13,685,188)

                                          ====================================================


LOSS PER COMMON SHARE BASIC
Loss from continuing operations                  (2.52)              (8.48)              (8.41)
Extraordinary items                              (0.13)               0.11               (0.24)
                                          ----------------------------------------------------
NET LOSS                                         (2.65)              (8.37)              (8.65)

                                          ====================================================
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                           6,525,423           2,690,695           1,581,757
                                          ============           =========           =========


                                       F-6
    The accompanying notes are an integral part of these financial statements

                           SWISSRAY INTERNATIONAL INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED JUNE 30, 1999, 1998 AND 1997

                                                                    ----------------------------------------------------
                                                                        1999                1998                1997
                                                                    ----------------------------------------------------
                                                                                                              (Restated)
CASH FLOWS FROM OPERATING ACTIVITES
Net loss                                                            $(17,246,028)       $(22,503,109)       $(13,685,188)
Adjustment to reconcile net loss to net
        cash used by operating activities
        Depreciation and amortization                                  1,327,395           1,874,206             770,294
        Provision for bad debts                                          931,146             (38,803)            552,725
        Write-off of affiliate receivable                                    ---                 ---             166,384
        Common stock and stock options issued for services               991,203                 ---           2,309,435
        Issuance of common stock in lieu of interest payments            128,107             449,376             132,950
        Interest expense on Debt issuance cost and
          conversion benefit                                           2,778,006           7,905,225             511,125
        Interest expense on option value per Black Scholes                91,763                 ---                 ---
        Early extinguishment of debt (gain)                              832,849            (304,923)                ---
        Deferred compensation                                           (707,222)                ---                 ---

        (Increase) decrease in operating assets:
        Accounts receivable                                              (51,866)          2,887,427          (1,857,662)
        Accounts receivable - others                                         ---                ---               31,533
        Accounts receivable - long-term                                      ---             163,680             283,603
        Inventories                                                      368,744          (3,790,038)           (998,271)
        Prepaid expenses and sundry receivables                          635,106             434 229            (860,457)
        Increase (decrease) in operating liabilities:
        Accounts payable                                                 391,873            (306,300)          1,601,074
        Accounts payable-affiliates                                          ---                 ---              (1,541)
        Accrued expenses                                                (361,606)          1,463,512             266,245
        Customers deposits                                               101,924               6,147              92,763
                                                                    ----------------------------------------------------
NET CASH USED BY OPERATING ACTIVITIES                                 (9,788,606)        (11,759,371)        (10,684,988)
                                                                    ----------------------------------------------------

CASH FLOW FROM INVESTING ACTIVITIES
        Acquisition of property and equipment                           (692,954)         (2,849,205)         (3,431,375)
        Capitalized computer software                                     (1,518)           (225,174)           (352,036)
        Patents and trademarks                                               ---             (52,386)            (12,925)
        Goodwill                                                             ---            (802,107)           (299,837)
        Asset purchase net of cash received                                  ---            (591,108)                ---
        Increase in notes receivable                                    (199,132)                ---                 ---
        Collection of note receivable                                        ---                 ---             448,857
        Security deposits                                                 10,245               5,448             (23,776)
        (Repayment of) loan receivable                                     4,056              (2,608)              2,896
                                                                    ----------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                                   (879,303)         (4,517,140)         (3,668,196)

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from short-term borrowings                           20,191,413          10,342,060           9,198,821
        Proceeds from long-term borrowings                                   ---                 ---             248,987
        Proceeds related to debentures not funded                       (227,273)                ---                 ---
        Principal payment of short-term borrowings                   (11,268,343)         (3,852,075)         (2,093,074)
        Principal payment of long-term borrowings                       (245,580)            (21,748)           (442,681)
        Principal payment of long-term borrowings with stock                 ---             (62,267)                ---
        Issuance of common stock for cash                              3,160,396           8,461,262           7,753,222
        Purchase of treasury stock                                      (540,000)                ---                 ---
        Repayment from (payment to) stockholders and officers             (2,207)            (68,032)             87,653
                                                                    ----------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                                 11,068,406          14,779,200          14,752,928
                                                                    ----------------------------------------------------
EFFECT OF EXCHANGE RATE ON CASH                                         (400,752)           (332,444)           (561,122)
                                                                    ----------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                             (255)         (1,809,755)           (161,378)
CASH AND CASH EQUIVALENT - beginning of period                         1,281,552           3,091,307           3,252,685
                                                                    ----------------------------------------------------
CASH AND CASH EQUIVALENTS - end of period                           $  1,281,297        $  1,281,552        $  3,091,307

                                                                    ====================================================

                                      F-7
    The accompanying notes are an integral part of these financial statements

                       SUPPLEMENTAL CASH FLOW INFORMATION

                                                                   ----------------------------------------------------
                                                                        1999                1998                1997
                                                                   ----------------------------------------------------
Cash paid for interest                                              $    462,997        $    161,093        $   122,427
Cash paid for taxes                                                          ---                 ---             56,562

DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES

Stock options, warrants and common stock issued for services           1,732,163                 ---          2,287,935
Shares issued in lieu of interest paymnets                               126,107             449,376            132,950
Stock issued for acquisition                                                 ---           1,499,997            120,000
Beneficial conversion feature recorded as additional paid-in
   capital                                                             1,633,164           5,738,149          1,000,000


SWISSRAY INTERNATIONAL, INC.
CONSOLITATED STATEMENT OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 1999, 1998 and 1997

                                                                                                             Common
                                                                                        Additional            Stock
                                                                                          Paid-in             to be
                                                                  Common Stock            Capital             issued     Treasury
                                                              Shares         Amount      (Restated)         (Restated) )   Stock
                                                             --------------------------------------------------------------------
BALANCE - July  1, 1996                                      1,418,506       $  14,185   $ 25,770,534   $         --    $      --

COMPREHENSIVE LOSS:
     Net loss of the year                                           --              --             --             --           --
     Foreign currency translation losses net of taxes $ -0-         --              --             --             --           --

     TOTAL COMPREHENSIVE LOSS                                       --              --             --             --           --

Issuance of common stock for cash                              519,776           5,197      7,630,495             --           --
Stock options exercised for cash                                16,100             161        117,369             --           --
Issuance of common stock in lieu of interest payment             7,061              71        132,879             --           --
Beneficial conversion feature of convertible debentures             --              --      1,000,000             --           --
Stock options granted as compensation                               --              --         25,000             --           --
Stock options granted for services                                  --              --      1,161,462             --           --
Shares to be issued to officers for services                        --              --             --      1,122,973           --
Purchase of subsidiary for stock                                 8,000              80        119,920             --           --
Common stock subject to put                                         --              --             --             --           --
                                                             --------------------------------------------------------------------

BALANCE - JUNE 30, 1997                                      1,969,443          19,694     35,957,659      1,122,973           --

COMPREHENSIVE LOSS:
     Net loss of the year                                           --              --             --             --           --
     Foreign currency translation losses net of taxes $ -0-         --              --             --             --           --

     TOTAL COMPREHENSIVE LOSS                                       --              --             --             --           --

Issuance of common stock for cash                            2,013,688          20,137     13,581,739             --           --
Stock options exercised for cash                                16,900             169        123,201             --           --
Shares issued to officers for services                          48,259             483      1,122,490     (1,122,973)          --
Issuance of common stock in lieu of interest payment            60,999             610        448,766             --           --
Beneficial conversion feature of convertible debentures             --              --      5,738,149             --           --
Early extinguishment of Debt                                        --              --       (396,875)            --           --
Issuance of common stock for asset purchase                     33,333             333      1,499,664             --           --
Common Stock subject to put                                         --              --             --             --           --
                                                             --------------------------------------------------------------------
BALANCE - JUNE 30, 1998                                      4,142,622          41,426     58,074,793            --            --


COMPREHENSIVE LOSS:
     Net loss of the year                                           --              --             --             --           --
     Foreign currency translation losses net of taxes $ -0-         --              --             --             --           --

     TOTAL COMPREHENSIVE LOSS                                       --              --             --             --           --

Issuance of common stock for cash                            3,861,287          38,613      3,121,784             --           --
Stock options exercised for services                             1,000              10          7,290             --           --
Shares issued for services                                   3,801,500          38,015        913,110             --           --
Issuance of common stock in lieu of interest payment           199,830           1,998        126,109             --           --
Beneficial conversion feature of convertible debentures             --              --      1,633,164             --           --
Shares issued to officers for services                       2,000,000          20,000        720,000             --           --
Treasury stock - at cost                                            --              --             --             --     (540,000)
Interest expense on option value per Black Scholes                  --              --         91,763             --           --
                                                            ----------------------------------------------------------------------
BALANCE - JUNE 30, 1999                                     14,006,239    $    140,062   $ 64,688,013   $         --    $(540,000)
                                                            ======================================================================
                                      F-9

                                                             Accumulated                  Other
                                                               Deficit    Deferred    Comprehensive  Common Stock      Total
                                                              (Restated) Compensation      Loss      Subject to Put  (Restated)
                                                            --------------------------------------------------------------------

BALANCE - July  1, 1996                                      $(14,293,416) $      --   $   (836,047)  $        --    $10,655,256

COMPREHENSIVE LOSS:
     Net loss of the year                                     (13,685,188)        --             --            --     (13,685,188)
     Foreign currency transaction losses net of taxes $ -0-            --         --       (592,487)           --        (592,487)
                                                                                                                    --------------
     TOTAL COMPREHENSIVE LOSS                                          --         --             --            --     (14,277,675)
                                                                                                                    --------------
Issuance of common stock for cash                                      --         --             --            --       7,635,692
Stock options exercised for cash                                       --         --             --            --         117,530
Issuance of common stock in lieu of interest payment                   --         --             --            --         132,950
Beneficial conversion feature of convertible debentures                --         --             --            --       1,000,000
Stock options granted as compensation                                  --         --             --            --          25,000
Stock options granted for services                                     --         --             --            --       1,161,462
Shares to be issued to officers for services                           --         --             --            --       1,122,973
Purchase of subsidiary for stock                                       --         --             --            --         120,000
Common Stock subject to put                                            --         --             --      (320,000)       (320,000)
                                                            ---------------------------------------------------------------------

BALANCE - JUNE 30, 1997                                       (27,978,604)        --     (1,428,534)     (320,000)      7,373,188

COMPREHENSIVE LOSS:
     Net loss of the year                                     (22,503,109)        --             --            --     (22,503,109)
     Foreign currency transaction losses net of taxes $ -0-                                 (47,245)           --         (47,245)
                                                                                                                    --------------
     TOTAL COMPREHENSIVE LOSS                                          --         --             --            --     (22,550,354)

Issuance of common stock for cash                                      --         --             --            --      13,601,876
Stock options exercised for cash                                       --         --             --            --         123,370
Shares issued to officers for services                                 --         --             --            --              --
Issuance of common stock in lieu of interest payment                   --         --             --            --         449,376
Beneficial conversion feature of convertible debentures                --         --             --            --       5,738,149
Early extinguishment of Debt                                           --         --             --            --        (396,875)
Issuance of common stock for asset purchase                            --         --             --            --       1,499,997
Common Stock subject to put                                            --         --             --    (1,499,983)     (1,819,985)
                                                            ----------------------------------------------------------------------

BALANCE - JUNE 30, 1998                                       (50,481,713)        --     (1,475,779)   (1,819,985)      4,338,742

COMPREHENSIVE LOSS:
     Net loss of the year                                     (17,246,028)        --             --            --     (17,246,028)
     Foreign currency translation losses net of taxes $ -0-         --            --       (311,956)           --        (311,956)
                                                                                                                    --------------
     TOTAL COMPREHENSIVE LOSS                                       --            --             --            --     (17,557,984)

Issuance of common stock for cash                                   --            --             --            --       3,160,397
Stock options exercised for services                                --            --             --            --           7,300
Shares issued for services                                          --        (707,222)          --            --         243,903
Issuance of common stock in lieu of interest payment                --            --             --            --         128,107
Beneficial conversion feature of convertible debentures             --            --             --            --       1,633,164
Shares issued to officers for services                              --            --             --            --         740,000
Treasury stock - at cost                                            --            --             --            --        (540,000)
Interest expense on option value per Black Scholes                  --            --             --            --          91,763
                                                            ---------------------------------------------------------------------
BALANCE - JUNE 30, 1999                                   $(67,727,741)   $   (707,222)  $ (1,787,735)  $(1,819,985) $ (7,754,608)

                                                            ======================================================================

                                       F-10
    The accompanying notes are an integral part of these financial statements

                          SWISSRAY INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED JUNE 30, 1999, 1998 AND 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

The Company was incorporated under the laws of the State of New York on January 2, 1968 under the name CGS Units Incorporated. On June 6, 1994, the Company merged with Direct Marketing Services, Inc. and changed its name to DMS Industries, Inc. In May of 1995 the Company discontinued the operations of DMS Industries, Inc. and acquired all of the outstanding stock of SR Medical AG, a Swiss corporation engaged in the business of manufacturing and selling X-ray equipment, components and accessories. On June 5, 1995 the Company changed its name to Swissray International, Inc. The Company's operations are conducted principally through its wholly owned subsidiaries.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Investments which are recorded on an equity method and have operated at a loss in excess of equity are carried at a zero value.

BUSINESS ACQUISITION

On April 1, 1997, the Company exchanged 8,000 shares of common stock at the then quoted market price of $120,000 ($15 per share) for all the outstanding shares of Empower, Inc.The consolidated financial statements presented include the accounts of Empower, Inc.(whose assets were substantially sold in June 1998), from April 1, 1997 (date of acquisition) to June 30, 1998. The acquisition has been accounted under the purchase accounting method. The contract requires the Company to repurchase the 8,000 shares of common stock at $40 per share for a period of one year commencing two years from the date of the contract at the option of the former owner of Empower, Inc.

On October 17, 1997, the Company acquired substantially all of the assets and assumed certain liabilities of Service Support Group, LLC (SSG) located in Gig Harbor, Washington pursuant to an asset purchase agreement. The acquisition has been accounted for under the purchase method of accounting. SSG is in the business of selling diagnostic imaging equipment and related services in markets on the West Coast of the United States. The purchase price consisted of (1) cash in the amount of $621,892, (2) 33,333 shares of the Company's common stock, (3) an amount equal to fifty percent of certain accounts receivable net of certain accounts payable and (4) the assumptions of certain other liabilities. As a result of this transaction, the Company recorded goodwill of $1,933,275. The contract requires the Company to repurchase the 33,333 common shares at $45 per share during the period June 30, 1998 to April 17, 1999 at the option of the former owners of SSG.

In connection with the abovementioned acquisitions, the Company has recorded put options totaling $1,819,985. Such amount is excluded from permanent equity. As of June 30, 1999, both options were exercised and subject to dispute. (See Litigation footnote)

REVENUE AND INCOME RECOGNITION POLICIES

Revenues from the sale of products are recorded when the products are shipped, collection of the purchase price is probable and the Company has no significant further obligations to the customer. Cost of remaining insignificant company obligations, if any, are accrued as costs of revenue at the time of revenue recognition.

USE OF ESTIMATES IN THE PREPARATION OF THE FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during this period. Actual results could differ from those estimates.

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

INTANGIBLE ASSETS

Excess of cost over fair value of net assets acquired ("goodwill") resulting from the acquisition of SSG is being amortized over ten years from the date of acquisition using the straight-line method. Patents and Trademarks are capitalized and are amortized using the straight-line method over their estimated useful lives (10 year).Debt issuance costs are amortized using the straight-line method over the term of the related debt, which range from two to six months. Periods of amortization are evaluated periodically to determine whether later events and circumstances warrant revised estimates of useful lives. At each balance sheet date, the Company evaluates the recoverability of unamortized goodwill based upon expectations of nondiscounted cash flows and operating income. Impairments, if any, would be recognized in operating results if a permanent diminution in value were to occur.

Capitalization of software development costs begins upon the establishment of technological feasibility of new or enhanced software products. Technological feasibility of a computer software product is established when the Company has completed all planning, designing, coding and testing that is necessary to establish that the software product can be produced to meet design specifications including functions, features and technical performance requirements. All costs incurred prior to establishing technological feasibility of a software product are charged to research and development as incurred. The

Company amortizes capitalized software development costs over straight-line method over the estimated remaining economic life of the software products, generally five to eight years.

All  cost  incurred  by  the  Company  in  connection  with   incorporation   of
subsidiaries have been capitalized and are being amortized over a period up to 60 months.

ADVERTISING AND PROMOTION

Advertising and promotion cost are expensed as incurred and included in "Selling Expenses". Advertising and promotion expense for the years ended June 30, 1999, 1998 and 1997 were $ 1,452,309, $ 1,737,935, and $ 781,189, respectively.

RESEARCH AND DEVELOPMENT

Costs associated with research, new product development, and product cost improvements are treated as expenses when incurred.

CONVERTIBLE DEBT

Convertible debt is recorded as a liability until converted into common stock, at which time it is recorded as equity.

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

Basic earnings per share is computed by dividing the net income (loss) available to common shareholders by the weighted average number of outstanding common shares. The calculation of diluted earnings per share is similar to basic earnings per share except the denominator includes dilutive common stock equivalents such as stock options and convertible debentures. Common stock options and the common shares underlying the convertible debentures are not included as their effect would be anti-dilutive.

ACCOUNTING FOR STOCK OPTIONS

The Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation". SFAS 123 encourages the use of a fair-value-based method of accounting for stock-based awards under which the fair value of stock options is determined on the date of grant and expensed over the vesting period. Under SFAS 123, companies may, however, measure compensation costs for those plans using the method prescribed by Accounting Principles Board Opinion No. 25, ("APB No.25"), "Accounting for Stock Issued to Employees." Companies that apply APB No. 25 are required to include pro forma disclosures of net earnings and earnings per share as if the fair-value-based method of accounting had been applied. The Company elected to account for such plans under the provisions of APB No. 25.

RECLASSIFICATIONS

Certain reclassifications have been made to prior year's financial statements to conform to the June 30, 1999 presentation.

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

NEW ACCOUNTING PRONOUNCEMENTS

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

NOTE 2 - NOTE RECEIVABLE

On June 20, 1996 the Company sold marketable securities for a 5% promissory note in the amount of $962,500 originally due on October 20, 1996 of which $100,000 was paid on December 10, 1996. On January 15, 1997, the Company renegotiated the terms of the unpaid balance. A new note in the amount of $862,500 was renegotiated, with interest at 6% cumulative and payable when the note matures on January 1, 2000. At June 30, 1997, principal payments of $348,857 were received leaving a balance due of $513,643. The $513,643 was written off during the year ended June 30, 1999..

NOTE 3 - INVENTORIES

Inventories are summarized by major classification as follows:

                                                                          June 30,
                                                        ---------------------------------------------
                                                               1999                      1998
                                                        -------------------      --------------------
Raw materials, parts and supplies                     $           5,558,330    $            7,047,001
Work in process                                                   1,048,197                   160,064
Finished goods                                                      725,874                   494,080
                                                        -------------------      --------------------
                                                      $           7,332,401    $            7,701,145
                                                        ===================      ====================


NOTE 4  - PREPAID EXPENSES AND SUNDRY RECEIVABLES

Prepaid expenses and sundry receivables consist of the following:

                                                                                  June 30,
                                                                    ------------------------------------
                                                                         1999                 1998
                                                                    --------------       ---------------
Prepaid expenses, deposits and advance payments                $           229,236  $            616,183
Insurance claim for fire damage                                            389,220               165,655
Prepaid and refundable taxes                                               240,368               708,246
Employee loans                                                               7,980                11,825
                                                                    --------------       ---------------
                                                               $           866,804  $          1,501,909
                                                                    ==============       ===============

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                                 June 30,
                                                                 ----------------------------------------
                                                                       1999                    1998
                                                                 -----------------       ----------------
Land and building                                         $              5,501,853  $           4,956,328
Equipment                                                                1,448,961              1,305,092
Office furniture and equipment                                             333,596                330,035
                                                                 -----------------       ----------------
                                                                         7,284,410              6,591,455
Less: Accumulated depreciation and amortization                          1,001,370                581,077
                                                                 -----------------       ----------------
                                                          $              6,283,040  $           6,010,378
                                                                 =================       ================

Depreciation and amortization expense, for property and equipment, for the years ended June 30, 1999, 1998 and 1997 were $ 547,693, $1,077,074 and $233,040 respectively.

NOTE 6 - INTANGIBLE ASSETS

Intangible Assets at June 30, 1999 and 1998 consisted of the following

                                                                              June 30,
                                                            ---------------------------------------------
                                                                   1999                       1998
                                                            -------------------         -----------------
Excess of cost over fair value of net
assets  acquired                                    $                 1,933,275  $              1,933,275
Licensing                                                             4,966,575                 4,966,575
Software development cost                                               578,729                   577,210
Patents and Trademarks                                                  313,330                   313,330
Other                                                               --                              8,385
                                                            -------------------         -----------------
                                                                      7,791,909                 7,798,775
Less: Accumulated amortization                                        2,537,125                1,715,741
                                                            -------------------         -----------------
                                                    $                 5,254,784 $              6,083,034
                                                            ===================         =================

Amortization expense, for Intangible Assets, for the years ended June 30, 1999, 1998 and 1997 were $ 830,194, $ 1,227,719 and $ 537,254, respectively.

NOTE 7 - LICENSING AGREEMENT

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

The Licensing Agreement is amortized using the straight-line method over the estimated remaining economic life, generally ten years. At each balance sheet date, the Company evaluates the recoverability of the unamortized License Fee based upon expectations of nondiscounted cash flows and operating income of its US-Operation. Impairments, if any, would be recognized in operating results if a permanent diminution in value were to occur.

NOTE 8 - NOTES PAYABLE - BANKS

The Company has negotiated a revolving line-of-credit agreement with Migros Bank of Switzerland, dated March 23, 1998, for up to $1,314,924. The company has also negotiated an agreement for up to $1,314,924 for the issuance of guarantees and letters of credit, both with a commission of 15% per $ 1,000,000, quarterly while outstanding. There were $ 1,052,906 in outstanding guarantees and $ -0- in letter of credits as of June 30, 1999. The Company also negotiated a fixed line of credit for up to $2,630,000 with an agreed repayment of $65,750 per 180 days first time applicable as of June 30, 1999. All lines of credit are based on the Exchange rate in effect on June 30, 1999.

Notes payable are summarized as follows:


                                                                                               June 30,
                                                                                ----------------------------------------
                                                                                   1999                     1998
                                                                                -------------        -------------------
Migros Bank revolving line of credit,  due on demand,with  interest at 4.75% per annum,  collateralized  by certain  accounts  receivable,  and a cash deposit at
Migros Bank as of June 30, 1999 of $485,367                                      $    798,730         $     408,786

Migros Bank, on demand with six week notice, with interest as of June 30, 1999
and 1998 at 3.7/8% and 4% per annum, collateralized by land and building            2,529,930             2,630,000

Union  Bank of  Switzerland,  due on  demand,  with  interest  at 8% per  annum, collateralized  by the cash on deposit at Union Bank of Switzerland and accounts receivable.  Cash balances on deposit at Union Bank of  Switzerland  at June 30,
1999 and 1998 were $332,812 and $627,625, respectively                                338,499               512,305
                                                                                -------------        -------------------
                                                                                 $  3,667,159         $   3,551,091
                                                                                =============        ===================

NOTE 9 - LOAN PAYABLE

The Company has negotiated a 5% demand loan from a private foundation fund. The loan balance payable at June 30, 1999 and 1998 was $126,006 and $125,029 respectively.

NOTE 10 - SHARES ISSUED FOR COMPENSATION

Pursuant to agreements between the President of the Company and the Company, dated as of December 1996 and June 1997, the Company incurred additional compensation to the officer payable as 48,259 shares with a fair value of $1,122,973. The compensation was in consideration of the officer's agreement for the cancellation of 1,608,633 shares of common stock held by the officer or companies controlled by him which allowed the Company to maintain a sufficient number of shares of common stock to meet certain obligations of the Company to issue common stock and to permit certain financings prior to the increase in the number of authorized shares of common stock from 15,000,000 to 30,000,000 shares. The shares were issued by the Company on July 22, 1997. In June 1999 the Company incurred additional compensation to the President of the Company of 2,000,000 shares with a fair value of $740,000. The compensation was in consideration of the President's agreement to extinguish his rights contained in his employment agreement which entitled him to a 25% bonus of the Company's earnings (as defined).

In 1999 the Company issued 3,800,000 shares of common stock with a fair value of $95,000 to consultants for services to be rendered over a term of one year. Such amount has been deferred and is being amortized over the term of the consulting agreements.

NOTE 11 - CONVERTIBLE DEBENTURES

Convertible debentures consist of the following:


                                                                                                 June 30,
                                                                                   ------------------------------------

                                                                                        1999                  1998
                                                                                  -----------------      ---------------
Convertible  debenture  dated  December  11, 1997.  The debenture was converted
into 327,101 shares in Fiscal 1999.                                              $        -            $         145,969

Convertible debenture dated March 14, 1998.  A total of $2,500,000 was converted into 2,482,656 shares in Fiscal 1999.  The remaining balance of $3,000,000 was
refinanced.  (See August 31, 1998 debenture)                                              -                    5,500,000

Convertible debenture dated June 15, 1998 and due June 15, 2000 with interest at
6% per annum.  The debentures are convertible  into common  shares  at  a  price equal to eighty (80%) of the average closing bid price for the  ten (10) trading days  preceding the date of  conversion.  All of the debentures are  convertible at  the  earlier  of  a  registration  effective  date  or  August 15, 1998. Any debenture not so converted is subject to mandatory  conversion on June 15, 2000.
Debt issuance cost was $240,000, beneficial conversion feature was $420,436.              2,000,000            2,000,000

Convertible  debenture of $6,143,849 dated  August  31,  1988  and  due  August
31, 2000 with interest of 5% per annum.  The  debentures  are  convertible  into common shares at a price equal to the lesser of eighty-two  (82%) of the average closing bid price for the ten trading days  preceding the date of the conversion.
All  debentures  are  convertible  at the  earlier of a  registration  effective date or March 1, 1998.  Any  debenture not so converted is subject to  mandatory conversion on August 31, 2000.  The company at its sole direction can redeem the debenture at 115% of the face amount up to the fourth month,  at 120% within the fifth  and  sixth  month and at 125% after the sixth month following the closing date. $514.428 of the balance was converted into 1,051,529 shares in Fiscal 1999
 .  Debt issuance cost was $311,000, beneficial conversion  feature was $-0-.              5,629,421                 -


Convertible debenture including $ 540,000 repurchase of stock  dated  October 6,
1988 and due  October 6, 2000 with  interest  of 5% per annum.The debentures are convertible  into  common  shares  at  a price equal to the lesser of eighty-two
(82%) of the average closing bid price for the ten trading  days  preceding  the date  of the  conversion.  All  debentures  are  convertible  at  the earlier of
a  registration  effective  date  or  October  6,  1998.   Any  debenture not so
converted  is  subject  to mandatory  conversion on October 6, 2000. The Company at its sole direction can redeem the debenture at 115% of the  face amount up to the fourth month, at 120% within the fifth and sixth month and at 125% after the sixth  month  following  the  closing  date.  Debt  issuance  cost was $300,000,
beneficial conversion feature was $53,112.                                                2,940,000                 -

Convertible  debenture  dated  January  29, 1999  and  due January 29, 2001 with interest of 3% per each 30 days for the first ninety days, 3.5% per each 30 days for the ninety-first to the one  hundred-twentieth day and  4%  per each 30 days from the hundred-twenty-first day until the earlier  of conversion or redemption
The debentures are  convertible into common shares at a price equal to the lesser of eighty-two  (82%) of the average  closing bid price  for the ten trading days preceding  the date of the  conversion.  All debentures are  convertible at  the earlier  of  a registration  effective date or January  29, 1999.  Any debenture not so  converted  is subject to  mandatory conversion on January 29, 2001.  The
Company  at  its  sole  direction  can redeem the  debentures  at any time. Debt
issuance cost was $150,000, beneficial conversion feature was $-0-.                       1,170,000                 -

Convertible debenture dated May 13, 1999 and due May 13, 2001  with  interest of
5% per annum.  The debentures are convertible  into common  shares  at  a  price equal to the lesser of eighty (80%) of the average closing bid price for the ten
trading  days  preceding  the  date  of  the  conversion.  All  debentures   are
convertible at the earlier of a registration  effective date  or  May 13,  1999.
Any  debenture  not so  converted  is  subject  to  mandatory conversion  on May
13, 2001.  The company at its sole  direction  can redeem the  debenture at 115%
of the face amount up to the fourth month,  at 120% within the  fifth  and sixth month  and  at  125%  after  the  sixth month  following  the closing date. Debt issuance cost was $80,000, interest rollover  was $39,600, beneficial conversion
feature was $735,025.                                                                     1,119,600                  -

Convertible debenture dated May 31, 1999 and due May 31,  2001  with interest of
5% per annum.  The debentures are convertible  into common  shares  at  a  price equal to the lesser of eighty (80%) of the average closing bid price for the ten trading days  preceding  the date of the  conversion.  All debentures are convertible at the earlier of a registration  effective date  or  May 31,  1999.
Any  debenture  not so  converted  is  subject  to  mandatory conversion  on May
31, 2001.  The company at its sole  direction  can redeem the  debenture at 115%
of the face amount up to the fourth month,  at 120% within the  fifth  and sixth month and at 125% after the sixth month following the closing date.Debt issuance cost was $110,000, interest rollover was $22,200, beneficial  conversion feature
was $140,049.                                                                             1,132,200             -

Convertible debenture dated June 26, 1999 and due June 26, 2001 with interest of
5% per annum.  The debentures are convertible  into common  shares  at  a  price equal to the lesser of eighty (80%) of the average closing bid price for the ten
trading   days  preceding  the  date  of  the  conversion.  All  debentures  are convertible at the earlier of a registration  effective date  or June 26,  1999.
Any  debenture  not so  converted  is subject  to  mandatory conversion  on June
26, 2001.  The company at its sole  direction can redeem the  debenture  at 115%
of the face amount up to the fourth month,  at 120% within the  fifth  and sixth month and at 125% after the sixth month following the closing date.Debt issuance cost was $50,000, interest rollover was $11,000,  beneficial  conversion feature
was $281,005.                                                                             561,000               -




Convertible debenture dated May 5, May 24 and June 10, 1999  and  due May 5, May
24 and June 10, 2001, respectively with interest of 5% per annum. The debentures are  convertible  into  common  shares  at  a price equal to eighty (80%) of the average closing bid price for the ten trading days preceding  the  date  of  the conversion.  The  investor  shall not be allowed to convert any  portion  of the
Debentures  for 120 days from the Closing  date, unless the bid price is greater than $5.50.  Every 30-day  period after the Closing  date,  the  investor  shall be allowed  to  convert  and sell based upon if the bid price is over $1.50 then
15% of the  original  face amount can be  converted,  if the bid  price  is over
$7.50 then 20% of the original  face amount  can  be  converted.  No  conversion can be  made  for 300  days if the bid  price  is  below  $1.50  All  debentures are  convertible  at the earlier of a registration  effective date or May 5, May
24 and June 10, 1999, respectively. Any debenture  not  so  converted is subject
to  mandatory   conversion  on  May  5,  May 24 and June 10, 2001, respectively.
The company at its sole direction can redeem the debenture at 120%  of the  face
amount  including  interest.  Debt  issuance  cost   was   $100,000,  beneficial
conversion feature was $423,973.                                                          1,100,000             -
                                                                                  -----------------      ---------------
                                                                                         15,652,221            7,645,969
Less: discount due to beneficial conversion features, net of accumulated amortization of $327,604 and $310,559
respectively                                                                                (96,369)            (315,327)
                                                                                  -----------------      ---------------
                                                                                  $      15,555,852    $       7,330,642
                                                                                  =================      ===============

The Company is currently in violation of certain covenants in their debenture agreements. Such covenants have been waived by the holders.

NOTE 12 - NOTES PAYABLE - SHORT-TERM

Notes payable - short-term consists of the following

                                                                                          June 30,
                                                                       -------------------------------------------------
                                                                               1999                        1998
                                                                       --------------------        ---------------------
Promissory note, dated June 11, 1999 $654,000,
due September 9, 1999, collateralized by inventory                    $         600,000              $         --

Promissory note, dated April 1999, currently in default,
personally guaranteed by the Company's president and
collateralized by 428,259 shares owned by the Company's
president.  Subsequent to June 30, 1999, the collateral
was transferred to the lenders.  The Company agreed to
issue the president 535,324 shares to replace the
collateral shares.                                                           1,100,000                         --
                                                                      --------------------        ---------------------
                                                                      $      1,700,000               $         --
                                                                      ====================        =====================

NOTE 13 - LONG-TERM DEBT

Long-term debt consists of the following:


                                                                                           June 30,
                                                                       -------------------------------------------------
                                                                               1999                        1998
                                                                       --------------------        ---------------------
Note payable - Edward Coyne, in weekly
installments of $817, including principal and
interest at 8% per annum, maturing on October 9, 2002                 $         122,175             $    153,603

Note  payable  - Union  Bank  of  Switzerland,  related
to the  acquisition  of equipment sold to a customer,
in monthly installments of $12,589 with imputed interest at
6.0% per annum, maturing on September 30, 2000                                  188,907                  335,062

Capitalized leases related to the acquisition of
various computer and office equipment in payable
monthly installments over periods through 2001,
with interest imputed at rates ranging from 9.1% to 28.3%                       131,041                  185,755
                                                                       --------------------        ---------------------
                                                                                442,123                  674,420
Less: Current portion                                                          (247,028)                (233,746)
                                                                       --------------------        ---------------------
                                                                      $         195,095             $    440,674
                                                                       ====================        =====================

The aggregate long-term debt principal payment are as follows:


             Year Ending June 30,
                     2000                       $                    247,028
                     2001                                            144,578
                     2002                                             40,006
                     2003                                             10,511

NOTE 14 - SHAREHOLDERS' EQUITY

Authorized Shares

On March 12, 1997, the Company amended its certificate of incorporation to change the number of authorized common shares from 15,000,000 to 30,000,000 of $.01 par value common shares. On December 26, 1997, the Company amended its certificate of incorporation to change the number of authorized common shares from 30,000,000 to 50,000,000 of $.01 par value common shares.

Preferred Stock

In July 1999, the Company amended its Certificate of Incorporation to authorized the issuance of 1,000,000 shares of preferred stock, $.01 par value per share.

Stock Option

The Stock Option Plans provide for the grant of options to officers, directors, employees and consultants. Options may be either incentive stock options or non-qualified stock options, except that only employees may be granted incentive stock options.The maximum number of shares of Common Stock with respect to which options may be granted under the Stock Option Plans is 500,000 shares. Options vest at the discretion of the Board of Directors. All options granted in 1999 and 1997 vested immediately. The maximum term of an option is ten years. The 1996 Stock Option Plan will terminate in January, 2006, though options granted prior to termination may expire after that date. The 1997 Stock Option Plan will terminate at the discretion of the Board of Directors.In Fiscal 1998, there were no grants or vesting of stock options. In Fiscal 1997, had compensation cost for the Stock Option Plans been determined based on the fair value at the grant dates for awards under the Stock Option Plans, except for grants to consultants for which compensation expense has been recognized consistent with the method of SFAS No. 123, as discussed in Note 1, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                                                                  Fiscal 1997
                                                    ----------------------------------------
                                                            As                   Pro
                                                         Reported               Forma
                                                    -------------------  -------------------
Nel loss (in thousands)                                       ($13,685)            ($13,959)
Basic and diluted net loss per share                            ($8.65)              ($8.82)

The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing method with the following weighted average assumptions used for grants in 1997; dividend yield 0%, expected volatility 61.6%, risk-free interest rate 6.25%, expected lives in years 1%.

The weighted average fair value of stock options granted during the year ended June 30, 1997 was $22.80. No employee stock options were granted in fiscal 1999 and 1998.

A summary of the status of the Stock Option Plans at June 30, 1999, 1998 and 1997 and the changes during the years then ended is presented below:

                                   1999                               1998                               1997
                      ------------------------------     ------------------------------      ----------------------------
                         Weighted                           Weighted                            Weighted
                          Shares         Average             Shares         Average              Shares        Average
                        Underlying      Exercise           Underlying       Exercise           Underlying      Exercise
                         Options          Price             Options          Price              Options         Price
                      -------------- ---------------     --------------  --------------      --------------  ------------
Outstanding
at  beginning                180,000          $23.40            196,900          $23.40             133,500        $25.20
of year
Granted                       15,500            $.44                  -           $0.00                            $17.80
                                                                                                     79,500
Exercised                    (1,000)           $7.30           (16,900)           $7.30                             $0.00
                                                                                                   (16,100)
                      -------------- ---------------     --------------  --------------      --------------  ------------
Outstanding
at end of year               194,500          $24.30            180,000          $24.30             196,900        $23.40
                      ============== =============== ==  ==============  ============== ==== ==============  ============

Exercisable at
end of year                  194,500          $24.30            180,000          $24.30             196,900        $23.40
                      ============== =============== ==  ==============  ============== ==== ==============  ============


The following table summarizes information about stock options under the Stock Option Plans at June 30, 1999:

                                                            Options Outstanding and Exercisable
                                  ----------------------------------------------------------------------------------
                                                                  Weighted Average
                                            Number              Remaining Contractual           Weighted Average
Range of Exercise Pr                      Outstanding                   Life                     Exercise Price
--------------------------------       -----------------     ---------------------------     -----------------------
$.01 - $.44                                       15,500                             9.5                       $0.44
$7.30 - $10.00                                    18,000                             8.4                       $8.00
$20.00 - $40.00                                  127,500                             7.8                      $22.10
$47.50 - $65.00                                   33,500                             7.5                      $58.70
                                       -----------------
                                                 194,500
                                       =================


Stock Warrants

In Fiscal 1999, the Company issued 462,500 warrants. The Company recognized compensation cost for the warrants issued of $92,000. The following table summarized information about stock warrants at June 30, 1999:



                                                            Warrants Outstanding and Exercisable
                              -- ------------------------------------------------------------------------------------------
Range of Exercise Price             Number Outstanding          Remaining Contractual Life         Average Exercise Price
-----------------------------    ------------------------    --------------------------------    --------------------------
        $.375 - $9.38                    462,500                           4.5                              $.96


NOTE 15 - DEFINED CONTRIBUTION PLANS

The Swiss and German Subsidiaries, mandated by government regulations, are required to contribute approximately five (5%) percent of all eligible, as defined, employees' salaries into a government pension plan. The subsidiaries also contribute approximately five (5%) percent of eligible employee salaries into a private pension plan. Total contributions charged to operations for the years ended June 30, 1999, 1998 and 1997, were $ 509,959, $347,854 and $274,009, respectively.

NOTE 16 - OTHER INCOME (EXPENSES)


                                                                        Year Ended June 30,
                                                      --------------------------------------------------------
                                                             1999                 1998              1997
                                                      -------------------  ------------------  ---------------
Interest income                                                $60             $58,902              $68,950
Interest income-stockholder and officer                        -                   -                  4,351
Foreign currency income                                     (9,097)            (87,148)             484,846
Miscellaneous income                                        49,422              60,648                6,833
Loss from investments                                          -                   -               (246,217)
Loss on sale of certain asset and liabilities                  -              (313,629)                -
                                                      -------------------  ------------------  ---------------
Total other income (expenses)                              $40,385           ($281,227)            $318,763
                                                      ===================  ==================  ===============


NOTE 17 - INCOME TAXES

Deferred income tax assets as of June 30, 1999 of $12,500,000 as a result of net operating losses, have been fully offset by valuation allowances. The valuation allowances have been established equal to the full amounts of the deferred tax assets, as the Company is not assured that it is more likely than not that these benefits will be realized.

A reconciliation between the statutory United States corporate income tax rate (34%) and the effective income tax rates based on continuing operations is as follows:


                                                        Year Ended June 30,
                                                               1999                   1998                    1997
                                                        ------------------      -----------------       -----------------
Statutory federal income tax (benefit)             $           (5,600,000) $          (7,754,000)    $        (4,101,913)
Foreign income tax (benefit) in excess
of domestic rate                                                   377,000                543,000                 509,203
Benefit not recognized on operating                              3,693,000              5,111,000               2,816,057
loss
Permanent and other differences                                  1,530,000              2,100,000                 886,886
                                                        ------------------      -----------------       -----------------
                                                   $            -          $            -            $            110,233
                                                        ==================      =================       =================

Net operating loss carryforwards at June 30, 1999 were approximately as follows:



United States (expiring through June 30, 2014)          $             21,000,000
Switzerland (expiring through June 30, 2009)                          21,000,000
                                                             -------------------
                                                        $             42,000,000
                                                             ===================

NOTE 18 - EXTRAORDINARY ITEMS

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

In  Fiscal  1999 the Company recognized a loss from early extinguishment of debt

NOTE 19  SIGNIFICANT CUSTOMER AND CONCENTRATION OF CREDIT RISK

The Company sells its products to various customers primarily in Europe and the USA. The company performs ongoing credit evaluations on its customers and generally does not require collateral. Export sales are usually made under letter of credit agreements. The company establishes reserves for expected credit losses and such losses, in the aggregate, have not exceeded management's expectations.

The Company maintains its cash balances with major Swiss, United States and German financial institutions. Funds on deposit with financial institutions in the United States are insured by the Federal Deposits Insurance Corporation ("FDIC) up to $ 100,000.

During the years ended June 30, 1999. 1998 and 1997 there were sales to customers that exceeded 10% of net consolidated sales. Sales to these customers were: 1999 customer A, $9,253,480 (54%), 1998 customer A $ 7,647,354 (33%),
1997  customer  A,  $1,899,084  (14%) customer  B  $2,389,613  (18%).The company operates in a single industry segment, providing x-ray medical equipment.

The Company derives all of its revenues from its subsidiaries located in the United States, Switzerland and Germany. Sales by geographic areas for the years ended June 30, 1999, 1998 and 1997 were as follows:


                                                         1999                      1998                      1997
                                                 --------------------        -----------------         ----------------
United States                                  $            4,026,931     $          9,127,569      $         2,000,608
Switzerland                                                12,625,381               12,851,115                2,184,161
Germany                                                       643,570                  914,294                1,393,072
Other export sales                                        -                          -                        7,573,860
                                                 ====================        =================         ================
                                            $              17,295,882     $         22,892,978      $        13,151,701
                                                 ====================        =================         ================

The following summarizes identifiable assets by geographic area:


                                                                            1999                         1998
                                                                    ---------------------          -----------------
United States                                                     $             7,522,543       $          8,075,151
Switzerland                                                                    16,007,209                 17,454,379
Germany                                                                           231,437                    385,067
                                                                    ---------------------          -----------------
                                                                  $            23,763,188       $         25,914,597
                                                                    =====================          =================

The following summarizes operating losses before provision for income tax:


                                                         1999                     1998                     1997
                                                  ------------------       -------------------      -------------------
United States                                  $        (10,685,663)     $        (13,962,842)    $           (175,254)
Switzerland                                              (5,392,436)               (8,803,842)             (12,678,800)
Germany                                                    (243,317)                  (42,184)                (333,397)
                                                  ------------------       -------------------      -------------------
                                               $        (16,321,416)     $        (22,808,868)    $        (13,187,451)
                                                  ==================       ===================      ===================

NOTE 20 - COMMITMENTS

The Company leases various facilities and vehicles under operating lease agreements expiring through September 2003. The company has excluded all vehicle leases in its presentation because they are deemed to be immaterial. The facilities lease agreements provide for a base monthly payment of $22,285 per month. Rent expense for the years ended June 30, 1999, 1998 and 1997 was 325,000, $ 324,726 and $ 297,926 respectively. Future minimum annual lease payments, based on the exchange rate in effect on June 30, 1999, under the facilities lease agreements are as follows: 2000 $173,549, 2001 $162,526, 2002 $166,995, 2003 $137,994, Thereafter $0.

The Company has employment agreements with three of its executives. Minimum compensation under these agreements are as follows:

         Year Ended
         June 30, 2000             $              382,321
         June 30, 2001                            299,326
         June 30, 2002                            202,498
         June 30, 2003                            109,037
                                     --------------------
                                   $             $993,182
                                     ====================

NOTE 21 - LITIGATION

An arbitrator awarded judgement in favor of SSG in February of 1999, which order was confirmed by the Supreme Court of the State of NY on July 8, 1999. The judgement of $1,500,000 has been recorded in the financial statements and is included in common stock subject to put.

On or about July 1, 1999 an action was commenced in the Supreme Cout, State of New York, County of New York entitled J. Douglas Maxwell ("Maxwell") against the Company, whereby Maxwell is seeking judgement in the sum of $380,000 based upon his interpretation of various terms and conditions contained in an Exchange
Agreement between the parties dated July 22, 1996 and a subsequent Mutual Release and Settlement Agreement between the parties dated June 1, 1998. Swissray has denied the material allegations of Maxwell's complaint and has asserted three affirmative defenses and two separate counteclaims seeking (amongst other matters) dismissal of the complaint and and recision of the settlement agreement. It is Swissray's management's intention to contest this matter vigorously. The $380,000 has been recorded in the financial statements and is included in common stock subject to put.

NOTE 22 - RESTRUCTURING

During the year ended June 30, 1998 the Company recorded restructuring charges of $500,000, as a result of its decision to relocate two facilities. The charges consist primarily of the present value of the remaining lease obligations of those facilities.

NOTE 23 - UNAUDITED PROFORMA CONDENSED COMBINED STATEMENT OF
OPERATIONS

The following unaudited proforma condensed combined statements of operations for the years ended June 30, 1998 and 1997 give retroactive effect of the acquisition of Empower, Inc. on April 1, 1997 and SSG on October 17, 1997, which were accounted for as purchases. The unaudited proforma condensed combined statements of operations give retroactive effect to the foregoing transaction as if it had occurred at the beginning of each year presented. The proforma statements do not purport to represent what the Company's results of operations would actually have been if the foregoing transactions had actually been consummated on such dates or project the Company's results of operations for any future period or date.

The proforma statements should be read in conjunction with the historical financial statements and notes thereto.


                                            SWISSRAY INTERNATIONAL, INC
                           UNAUDITED PROFORMA CONDENSED COMBINED CONSOLIDATED STATEMENT
                                                   OF OPERATIONS
                                FOR THE YEARS ENDED JUNE 30, 1998 AND JUNE 30, 1997


                                                                                    Year Ended June 30,
                                                                   -----------------------------------------------------
                                                                             1998                           1997
                                                                   ------------------------          -------------------
Revenues                                                   $                     23,837,000        $          21,223,000
Loss before extraordinary items                                                (21,963,000)                 (13,568,000)
Net Loss                                                                       (22,403,000)                 (13,956,000)
Loss per share                                                                       (8.33)                       (8.79)
Weighted average number of shares                                                2,690,695                    1,587,757
outstanding

It was not practicable to include information for SSG for the year ended June 30, 1997

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Bederson & Company LLP ("Bederson") audited the books, records and accounts of the Registrant for the fiscal year ended June 30, 1997. Bederson was dismissed on November 7, 1997.

         On November 7, 1997 the Board of Directors selected STG-Coopers & Lybrand AG ("STG") as the Registrant's auditors for the fiscal year ending June 30, 1998 and this action was ratified by the stockholders at the Annual Meeting held on December 23, 1997.

         On November 2, 1998 (after having failed to complete the audit for fiscal year ended June 30, 1998 in a timely manner or otherwise) STG advised the Company that it had determined to cease to represent the Company. On November 6, 1998 the Company engaged Feldman Sherb Ehrlich & Co., P.C. ("FSE") as its new independent accountants and such firm commenced and concluded its audit so that the Company was able to file its Form 10-K on December 3, 1998. STG acknowledged in its required letter to the SEC that there were no disagreements, as defined by Rule 304 of Regulation S-K during the period that STG served as the Company's auditors through the date of STG's resignation.

         For further information with respect to change of auditors as indicated in the preceding paragraph, reference is herewith made to the Company's Form 8-K and 8-K/A with date of report of November 3, 1998 as filed with the Commission on November 6, 1998 and November 27, 1998 respectively.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below is certain information concerning each current director and executive officer of the Registrant, including age, position(s) with the Registrant, present principal occupation and business experience during the past five years.

         Name           Age           Position(s) Held

Ruedi G. Laupper         49           Chairman of the Board of Directors,
                                      President and Chief Executive Officer,
Josef Laupper            54           Secretary, Treasurer and Director
Ueli Laupper             29           Vice President and Director
Dr. Erwin Zimmerli       52           Director and Member of the Independent
                                      Audit Committee
Erich A. Kalbermatter    43           Chief Operating Officer *
Dr. Sc. Dov Maor         52           Director and Member of the Independent
                                      Audit Committee
Michael Laupper          26           Chief Financial Officer

*          Until his resignation in February 1999.

         Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and have qualified.

         Ruedi G. Laupper has been President, Chief Executive Officer and a director of the Registrant since May 1995 and Chairman of the Board of Directors since March 1997. In addition, he is Chairman of the Board of Directors and President of the Company's principal operating subsidiaries. Ruedi G. Laupper is the founder of the predecessors of the Company and was Chief Executive Officer of SR Medical AG until May 1995. He has approximately 23 years of experience in the field of radiology. Ruedi G. Laupper is the brother of Josef Laupper and the father of Ueli and Michael Laupper.

         Josef Laupper has been Secretary, Treasurer (until January 1998 and recommencing January 1999) and a director of the Registrant since May 1995 (with the exception of not having served as Secretary from December 23, 1997 to February 23, 1998). He has held comparable positions with SR Medical Holding AG, SR-Medical AG, and their respective predecessors since 1990. He is principally in charge of the Company's administration. Josef Laupper has approximately 19 years of experience within the medical device business.

         Ueli Laupper has overall Company responsibilities in the area of international marketing and sales with approximately eight years of experience within the international X-ray market. He has been a Vice President of the Company since March 1997 and a director of the Registrant since March 1997. He was Chief Executive Officer of SR Medical AG from July 1995 until June 30, 1997. Since the beginning of July 1998 he has been in charge of the Company's U.S. operations and currently serves as CEO of both Swissray America Inc. since its formation in September 1998 and Swissray Healthcare, Inc..

          Dr.Erwin Zimmerli has been a director of the Registrant since May 1995 and, since March 1998, a member of the Registrant's Independent Audit Committee. Since receiving his Ph.D. degree in law and economics from the University of St. Gall, Switzerland in 1979, Dr. Zimmerli has served as head of the White Collar Crime Department of the Zurich State Police (1980-86), as an expert of a Swiss Parliamentary Commission for penal law and Lecturer at the Universities of St. Gall and Zurich (1980-87), Vice President of an accounting firm (1987-1990) and Executive Vice President of a multinational aviation company (1990-92). Since 1992 he has been actively engaged in various independent consulting capacities primarily within the Swiss legal community.

         Erich A. Kalbermatter, commenced serving the Company in the position of Chief Operating Officer in April 1998 and held such position until February 1999. Mr. Kalbermatter whose background is principally as an internationally experienced manager with expertise in the areas of electronics and telecommunications, has also served as managing director of Private & Business Communications of ASCOM Ltd., Berne, Switzerland being responsible for the turn-over of more than 1 billion Swiss Francs, with approximately 4,800 employees worldwide. In addition, he was a member of ASCOM's Group Management, an international communications corporation.

         Dr. Sc. Dov Maor, was appointed as a member of the Registrant's Board of Directors and a member of its Independent Audit Committee effective March 26, 1998. Dr. Sc. Dov Maor currently holds the position of Vice President for Technology with ELBIT Medical Imaging, Haifa. Dr. Sc. Dov Maor is well experienced in the field of Nuclear Medicine and medical imaging and has been employed for over 10 years in a leading position in Research & Development. Additionally, he was working in conjunction with the Max Planck Institute for Nuclear Physics in Heidelberg within his field of experience. In addition to his technical knowledge, Dr. Sc. Dov Maor is experienced in the commercial sector of the industry.

         Michael Laupper assumed the position of Interim Chief Financial Officer of the Company effective January 1, 1999, having previously served as Controller working in conjunction with the Company's former CFO and currently serves as the Company's CFO.Michael Laupper completed his commercial education in the chemical industry in 1991 in Switzerland and has additionally completed studies in finance and accounting (in the United States during 1996-97). He has served the Company in various management positions at SR Management AG and SR Medical AG, Company subsidiaries, prior to assuming his current position.

The Board of Directors

         The Board of Directors has responsibility for establishing broad corporate policies and for overseeing the performance of the Registrant. Members of the Board of Directors are kept informed of the Registrant's business by various reports and documents sent to them in anticipation of Board meetings as well as by operating and financial reports presented at Board meetings. The Registrant pays its directors fees or compensation for services rendered in their capacity as directors. The current Board of Directors was elected and assumed office as of December 23, 1997 with the exception that Dr. Sc. Dov Maor assumed his position on March 26, 1998.

         The Board does not currently have a standing audit, nominating or compensation committee or any committee or committees performing similar functions, but acts, as a whole, in performing the functions of such committees (except as may be indicated directly hereinafter). At a meeting of the Board of Directors held on March 26, 1998, an Independent Audit Committee was established.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires the Company's directors, officers and persons who own more than 10% of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("the
Commission"). Such persons are required by the Commission to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of Forms 3, 4 and 5 received by it, the Company believes that, with the exception of those persons indicated below, all directors, officers and 10% stockholders complied with such filing requirements.

         According to the Company's records, the following filings appear not to have been timely made: one initial statement of beneficial ownership on Form 3 and three statements of changes in beneficial ownership on Form 5 covering four transactions (such Form 5 representing a delinquent Form 4) were not filed timely by Reudi G. Laupper; one initial statement of beneficial ownership was not filed timelyby Uweli Laupper; one initial statement of beneficial ownership on Form 3 and two statements of changes in beneficial ownership on Form 5 covering two transactions (such Form 5 representing a delinquent Form 4) were not filed timely by Tomlinson Holding, Inc.; one initial statement of beneficial ownership on Form 3 was not filed timely by Josef Laupper; one initial statement of beneficial ownership was not filed timely by Ulrich Ernst; one initial state-ment of beneficial ownership was not filed timely by Berkshire Capital Management and one initial statement of beneficial ownership and one statement of changes in beneficial ownership on Form 5 covering one transaction (such Form 5 representing a delinquent Form 4) were not filed timely by Erwin Zimmerli.

ITEM 11.  EXECUTIVE COMPENSATION

Employment Agreements

         Ruedi G. Laupper has entered into a five-year employment agreement with Swissray Management AG, a wholly owned subsidiary of the Registrant, on December 18, 1997, which agreement will be automatically renewed for another five years unless terminated by either party no later than December 31, 2001. Such agreement provides for (i) an annual salary of 299,000 Swiss francs (or $208,740, based on an exchange rate of 1.4324), (ii) an annual bonus of 12,000 Swiss francs (or $8,377), and (iii) a performance based bonus, based on the audited consolidated financial statements of the Company as of the end of the fiscal year. The bonus shall be 25% of EBIT (earnings before interest and taxes) payable in stock of Swissray International, Inc. valued at the average of the closing prices during the five business days following the filing of the 10-K. In addition, the agreement entitles Mr. Laupper to a car allowance, five weeks of vacation, $698 per month for expenses and a "Bel Etage" insurance which provides certain pension benefits not mandated by Swiss law. If such employment agreement is terminated for reasons beyond the employee's control, Ruedi Laupper will receive 2 million Swiss francs (or $1,396,258) including any bonus. The Registrant guarantees the obligation of Swissray Management AG in the event of a default.

         Pursuant to June 1999 Board meeting the EBIT bonus provisions referred to above were extinguished in exchange for (a) extending the duration of the employment agreement to December 18, 2007 and (b) issuance to Ruedi G. Laupper of 2,000,000 shares of restrictive Company common stock.

         Ueli Laupper and Josef Laupper have entered into three-year employment agreements with Swissray Management AG on December 18, 1997, which agreements will be automatically renewed for another three years unless notice is given six months prior to the expiration date. Such agreements provide for salaries of $84,924 and 119,700 Swiss francs (or $83,566) respectively with annual bonuses of $7,077 and 9975 Swiss francs (or $6,964) respectively, $1,500 and 1000 Swiss francs (or $698) per month for expenses respectively and 20 days and 25 days of vacation respectively. The employment agreements of each of Ueli Laupper and Josef Laupper also provide for a car allowance. If either of such employees is terminated for reasons beyond the employees control he will receive 500,000 Swiss francs (or $349,065).

         Mr. Kalbermatter in accordance with his Agreement with Swissray Management AG assumed the position of Chief Operating Officer of the Company effective April 14, 1998 at an annual salary equivalent to $153,333. Mr.

Kalbermatter shall also receive (a) an expense allowance  equivalent to $12,000,
(b) an automobile  allowance  equivalent to $11,333, (c) 25 days of vacation and
(d) a "Bel Etage" inusrance which provides certain pension benefits. U.S. dollar equivalents indicated above are based upon a Swiss Francs (CHF) exchange rate of $1.50. This Agreement expires May 31, 1999.

         All of these employment agreements are covered by Swiss law.

         Summary Compensation Table

         (A) The following Summary Compensation Table sets forth certain information for the years ended June 30, 1997, 1998 and 1999 concerning the cash and non-cash compensation earned by or awarded to the Chief Executive Oficer of the Registrant, the three other most highly compensated executive officers of the Registrant as of June 30, 1999 and the former Chairman of the Board of Directors (the "Named Executive Officers").

                                                        Annual Compensation                       Long-Term Compensation
                                            Fiscal                             Other Annual       Stock         All Other
Name and Principal Position                  Year        Salary    Bonus       Compensation      Options     Compensation
------------------------------------        -----    -----------   -----       ------------      -------     ------------
Ruedi G. Laupper                            1999     $202,498        ---     $755,000(1)(8)         --              ---
  President and Chief Executive             1998     $189,644        ---     $15,000 (1)            --              ---
  Officer, Chairman of the                  1998         ---         ---     $1,122,973 (1)         --              ---
  Board of Directors                        1997     $146,983        ---     $15,000 (1)           12,000(5)        ---

Josef Laupper                               1999     $ 87,822        ---     $12,000 (1)           ---              ---
  Secretary, Treasurer                      1998     $ 94,669        ---     $12,000 (1)           ---              ---
                                            1997     $ 96,861        ---     $12,000 (1)           ---              ---

Ueli Laupper                                1999     $ 92,001        ---     $10,000 (1)           ---              ---
  Vice President International              1998     $ 95,685        ---     $10,000 (1)           ---              ---
  Sales (2)                                 1997     $    ---        ---     $    ---              ---              ---

Herbert Laubscher
  Chief Financial Officer (2)(3)            1998     $ 79,244        ---     $    ---              ---              ---
                                            1997     $    ---        ---     $    ---              ---              ---

Ulrich R. Ernst (4)
                                            1997     $ 96,979        ---     $10,000 (1)           ---              ---

Erich A. Kalbermatter                       1999     $153,439        ---     $     ---             ---              ---
  Chief Operating Officer (6)               1998     $ 33,652        ---     $     ---             ---              ---
--------------------

(1)      Fees for service on the Board of Directors of the Company.
(2)      Compensation did not exceed $100,000 in any fiscal year.
(3) Herbert Laubscher joined the Company in August of 1996 and served as Treasurer from January 1998 until his resignation effective December 31, 1998.
(4) Ulrich R. Ernst was Chairman of the Board of Directors from May 1995 until March 18, 1997.
(5) The options, which were fully vested on date of grant (6/13/97), were issued in exchange for services to the Company as Chairman of the Board of Directors.
(6) Erich A. Kalbermatter joined the Company on April 14, 1998 and resigned in February 1999.
(7) Compensation paid in equivalent of 48,259 post reverse split shares of Common Stock for cancellation of Common Stock held by officer.
(8)      Dollar value of common stock issued for relinquishment of EBIT bonus.

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

         STOCK OPTIONS GRANTED IN FISCAL YEAR ENDED JUNE 30, 1997(1)

                                        Percent of
                                           Total                                                      Potential
                                          Options                                               Realization Value at
                                          Granted                                               Assumed Annual Rates
                            Number of       to       Exercise                                   of Stock Appreciation
                           Securities    Employees      or       Market                            For Option Term
                           Underlying       in         Base     Price on
                             Options      Fiscal       Price     Date of    Expiration
Name                         Granted       Year      Per Share    Grant        Date         0%           5%       10%
---------------------------------------------------------------------------------------------------------------------
Ruedi G. Laupper          120,000(2)       30.4%     $0.73(3)    $2.94(4)     6/13/02     265,200     282,840    300,480
Josef Laupper(5)                 --         --          --             --          --         --          --         --
Ueli Laupper(5)                  --         --          --             --          --         --          --         --
Herbert Laubscher(5)             --         --          --             --          --         --          --         --
Ulrich Ernst(5)(6)               --         --          --             --          --         --          --         --

(1) The options to purchase the Registrant's Common Stock were granted under the Swissray International, Inc. 1996 Non-Statutory Stock Option Plan.
(2) These options were owned indirectly through SR Medical Equipment Ltd., a corporation wholly owned by Mr. Laupper. They were immediately exercisable on the date of grant but do not give effect to subsequent October 1998 1 for 10 reverse stock split.
(3) The exercise price per share is contingent on purchase of the entire amount of securities.
(4) The market price on date of grant was based on the average of the high and low reported prices on the Nasdaq SmallCap Market on June 13, 1997. On October 26, 1998 the Company's securities were delisted by NASDAQ.
(5)      These individuals own no stock options of the Registrant.
(6) Mr. Ernst was Chairman of the Board of Directors from May 1995 until March 18, 1997.

             STOCK OPTION GRANTS IN FISCAL YEAR ENDED JUNE 30, 1998

         With respect to the Named Executive Officers there were no granting of stock options under either the Company's 1996 or 1997 Stock Option Plans (the "Plans") during the fiscal year ended June 30, 1998.

 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES(1)

                                                    Number of
                                                   Securities                                       Value of
                                                   Underlying                                      Unexercised
                                                   Unexercised                                    In-The-Money
                                                     Options                                         Options
         Name                                 At Fiscal Year-End(#)                           At Fiscal Year-End($)
         (A)                                Exercisable/Unexercisable                       Exercisable/Unexercisable
Ruedi G. Laupper                                   12,000/0(3)                                       $1.79/0
Josef Laupper(4)                                       0/0                                             0/0
Ueli Laupper(4)                                        0/0                                             0/0
Herbert Laubscher(4)                                   0/0                                             0/0
Ulrich R. Ernst(4)(5)                                  0/0                                             0/0

(1) No options were exercised by a Named Executive Officer during the fiscal year ended June 30, 1997 and 1998.
(2) Options are in-the-money if the fair market value of the underlying securities exceeds the exercise price of the option.
(3) Includes 12,000 options which are owned indirectly by Mr. Laupper through SR Medical Equipment Ltd., a corporation which is wholly owned by Mr. Laupper.
(4)      These individuals own no stock options of the Registrant.
(5) Mr. Ernst was Chairman of the Board of Directors from May 1995 until March 18, 1997.

Stock Option Plans

         On January 30, 1996, the Board of Directors adopted the Company's 1996 Non-Statutory Stock Option Plan (the "1996 Plan"). Substantially all of the options under such 1996 Plan have been granted. Consequently, the Board of Directors and the Registrant's stockholders approved the Swissray International, Inc. 1997 Stock Option Plan (the "Stock Option Plans").

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

         The maximum number of options that may be granted under this Plan shall be options to purchase 200,000 shares of Common Stock. As of August 24, 1999, none of such options have been granted.

         The Compensation Committee will administer the Stock Option Plans. The Compensation Committee generally will have discretion to determine the terms of any option grant, including the number of option shares, exercise price, term, vesting schedule, the post-termination exercise period, and whether the grant will be an ISO or NQSO. Notwithstanding this discretion: (i) the number of shares subject to options granted to any individual in any calendar year may not exceed 200,000; (ii) the term of any option may not exceed 10 years (unless granted as an ISO to an individual or entity who possesses more than 10% of the voting power of the Company, which term may not exceed five years); (iii) an option will terminate as follows: (a) if such termination is on account of permanent and total disability (as determined by the Compensation Committee), such options shall terminate one year thereafter; (b) if such termination is on account of death, such options shall terminate six months thereafter; (c) if such termination is for cause (as determined by the Compensation Committee), such options shall terminate immediately; (d) if such termination is for any other reason, such options shall terminate three months thereafter; and (iv) the exercise price of each share subject to an ISO shall be not less than 100%, or, in the case of an ISO granted to an individual described in Section 422(b)(6) of the Code, 110% of the fair market value (determined in accordance with Section 422 of the Code) of a share of the Stock on the date such option is granted. Unless otherwise determined by the Compensation Committee, (i) the exercise price per share of Common Stock subject to an option shall be equal to the fair market value of the Common Stock on the date such option is granted; (ii) all outstanding options become exercisable immediately prior to a "change in control" of the Company (as defined in the Stock Option Plans) and (iii) each option shall become exercisable in three equal installments on each of the first, second and third anniversary of the date such option is granted.

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

         Pursuant to February 1999 Board of Directors approval and subsequent July 23, 1999 stockholder approval, the Registrant adopted its 1999 Non Statutory Stock Option Plan, whereby it reserved for issuance up to 3,000,000 shares of its common stock. Thereafter in August 1999 the Registrant filed a Registration Statement on Form S-8 (File No. 0-26972) so as to register those shares of common stock underlying the aforesaid options. As of August 24, 1999 none of such options had been granted.

         The Registrant currently has outstanding non-statutory stock options to purchase an aggregate of 161,000 shares of Common Stock. See "Management -- Compensation of Directors and Executive Officers" and Notes to the Consolidated Financial Statements June 30, 1999, 1998 and 1997.

Retirement and Long-Term Incentive Plans

         The Swiss and German Subsidiaries, mandated by government regulations, are required to contribute approximately five (5%) percent of eligible, as defined, employees' salaries into a government pension plan. The subsidiaries also contribute approximately five (5%) percent of eligible employee salaries into a private pension plan. Total contributions charged to operations for the years ended June 30, 1999 and 1998, were $509,959 and $347,854, respectively.

Director Compensation

         Directors of the Registrant receive $10,000 annually for serving as directors except for Josef Laupper, who receives $12,000 and Ruedi Laupper, the Chairman of the Board of Directors, who receives $15,000. Ruedi Laupper also received options to acquire 12,000 shares of the Registrant's Common Stock on June 13, 1997 in accordance with applicable provisions of the Company's 1996 Non-Statutory Stock Option Plan. The exercise price for such options is $7.30 per share. The options were fully vested on the date of grant.

Compensation Committee Interlocks and Insider Participation

         The Registrant had no Compensation Committee during the last completed fiscal year. The Registrant's executive compensation was supervised by all members of the Registrant's Board of Directors and the following directors were concurrently officers of the Registrant in the following capacities: Ruedi G. Laupper (Chairman of the Board of Directors, President and Chief Executive Officer); Josef Laupper (Secretary and Treasurer), Ueli Laupper (Vice President International Sales) and Ulrich R. Ernst (Chairman of the Board of Directors from May 1995 until March 18, 1997). No executive officer of the Registrant served as a member of the board of directors or compensation committee of any entity which has one or more executive officers who serve on the Registrant's Board of Directors.

         While the Company did not issue any shares of its Common Stock to any of its officers during fiscal year ended June 30, 1998 it did issue 48,259 shares of Common Stock to a company controlled by Ruedi G. Laupper pursuant to an agreement between Ruedi G. Laupper and the Company, dated as of June 30,

1997, in consideration of Mr. Laupper's agreement to the temporary cancellation of 160,863 shares of Common Stock held by Ruedi G. Laupper or companies controlled by him to enable the Company to maintain a sufficient number of shares of Common stock to meet certain obligations of the Company to issue Common Stock and to permit certain financings prior to the increase of the number of authorized shares of Common Stock from 15,000,000 to 30,000,000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of the Common Stock as of August 24, 1999 (except where otherwise noted) with respect to (a) each person known by the Registrant to be the beneficial owner of more than five percent of the outstanding shares of Common Stock, (b) each director of the Registrant, (c) the Registrant's executive officers and (d) all officers and directors of the Registrant as a group (except as indicated in the footnotes to the table, all of such shares of Common Stock are owned with sole voting and investment power):

                                               No. Of Shares    Percentage of
                                               Beneficially    Shs. Benficially
Name and Address of Beneficial Owner (1)       Owned (2)          Owned (2)
----------------------------------------     --------------     -------------

Ruedi G. Laupper (3)                          2,509,824           17.25%
Josef Laupper (4)                                50,000             *
Erwin Zimmerli (5)                                5,000             *
Ueli Laupper                                    ---                 *
Dov Maor                                        ---                 *
Michael Laupper                                 ---                 *
Thomson Kernaghan & Co. Ltd.                                           %
Atlantis Capital Fund, Ltd.                                            %
Dominion Capital Fund, Ltd.                   3,221,131(6)        18.65%
Sovereign Partners LP                         3,983,182(7)        22.35%
Canadian Advantage Limited Partnership          752,543(8)         5.11%
Liviakis Financial Communications, Inc.       3,000,000(9)        20.63%
Rolcan Finance Ltd.                             800,000(10)       5.50%

All directors and officers as
 a group (six persons)                         2,564,824(11)      17.62%
---------------

o Represents less than 1% of the 14,541,537 shares outstanding as of August 24, 1999.

(1) Unless otherwise indicated, the address for each named individual is in care of SWISSRAY International, Inc., 320 West 77th Street, Suite 1A, New York, New York 10024.

(2) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of the Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities.Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised.

(3) Includes (i) 37,500 shares owned indirectly by Ruedi G. Laupper through SR Medical Equipment Ltd., a corporation which is wholly owned by him;
         (ii) 460,324 shares owned indirectly by Ruedi G. Laupper through Tomlinson Holding Inc., a corporation which is wholly owned by him and
         (iii) 12,000 shares which may be acquired upon exercise of immediately exercisable options, which options are owned indirectly by Ruedi G. Laupper through SR Medical Equipment Ltd., a corporation which is wholly owned by him.

(4) Includes 50,000 shares owned indirectly by Josef Laupper through Lairy Investment Inc., a corporation in which he is a majority shareholder.

(5)      Includes  5,000  shares  which  may  be  acquired  upon   exercise   of
         immediately exercisable options.

         As of the August 24, 1999, an aggregate principal outstanding balance (exclusive of interest) for those Convertible Debentures referred to below amounts to $13,132,631. None of these convertible debentures are owned by officers and/or directors of the Company.

(6) Includes the 491,308 shares currently owned as wellas up to 2,729,823 shares which normally could be issued at any time, upon conversion of previously issued convertible debentures (the "Convertible Debentures") assuming conversion based on 80%-82% (dependent upon debenture) of the last reported sales price on August 24, 1999. The number of shares, if issued, would require disclosure of beneficial ownership of in excess of 5%. However, pursuant to terms of Convertible Debentures, the holders thereof may not beneficially own more than 4.99% of outstanding Company shares(other than as a result of mandatory conversion provisions). The 4.99% limitation is only contractual in nature.

(7) Includes the 703,018 shares currently owned as well as up to 3,280,164 shares which normally could be issued at any time, upon conversion of previously issued convertible debentures (the "Convertible Debentures") assuming conversion based on 80%-82% (dependent upon debenture) of the last reported sales price on August 24, 1999. The number of shares, if issued, would require disclosure of beneficial ownership of in excess of 5%. However, pursuant to terms of Convertible Debentures, the holders thereof may not beneficially own more than 4.99% of outstanding Company shares (other than as a result of mandatory conversion provisions). The 4.99% limitation is only contractural in nature.

(8) Includes the 562,620 shares currently owned as wellas up to 189,923 shares which normally could be issued at any time, upon conversion of previously issued convertible debentures (the "Convertible Debentures") assuming conversion based on 80%-82% (dependent upon debenture) of the last reported sales price on August 24, 1999. The number of shares, if issued, would require disclosure of beneficial ownership of in excess of 5%. However, pursuant to terms of Convertible Debentures,the holders thereof may not beneficially own more than 4.99% of outstanding Company shares (other than as a result of mandatory conversion provisions). The 4.99% limitation is only contractural in nature.

(9) Pursuant to a Voting Trust Agreement, the Registrant's President has sole voting rights with respect to these shares.

(10) Roland Kaufmann, a control person of this firm has voting control over these shares.

(11)     Includes 17,000 shares issuable upon option exercise.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Reference is herewith made to Compensation Committee Interlock, second paragraph regarding 48,259 shares of Company common stock issued to its President.

         The Company made unsecured advances to its former Chairman of the Board of Directors (a principal stockholder) during the fiscal year ended June 30, 1997 requiring interest at 6% per annum. The balance at June 30, 1997 was $69,587. Interest charged to the stockholder for the fiscal year ended June 30, 1997 was $3,460. Such indebtedness was repaid in full in July 1997. See Notes to the Consolidated Financial Statements June 30, 1999, 1998 and 1997.

         Reference is herewith made to "Management-Employment Agreements" regarding recent issuance of 2,000,000 restrictive shares to the Company's president in exchange for cancellation of certain bonus rights referred to in such subsection.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)   Reference  is  herewith  made  to  the   consolidated   financial
               statements and notes thereto included in this Form 10-K.

         (b)   No exhibits are being filed with this Form 10-K.

         (c) During the last quarter of the Company's fiscal year ended June 30, 1999, the following Forms 8-K were filed.

               i) None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,


                                             SWISSRAY INTERNATIONAL, INC.

                                                  /Ruedi G. Laupper/
Dated: September 17, 1999                          By:_______________________
                                             Name: Ruedi G. Laupper
                                             Title: Chairman of the Board of
                                                    Directors, President &
                                                    Principal Executive Officer


         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and on the dates indicated.

           Signature     Title                            Date

/s/ Reudi G. Laupper     Chairman of the Board of         Dated: Sept.  17, 1999
--------------------
Reudi G. Laupper         Directors, President &
                         Principal Executive Officer

/s/ Josef Laupper        Secretary, Treasurer and a       Dated: Sept.  17, 1999
--------------------
Josef Laupper            Director

/s/ Michael Laupper
--------------------     Principal Financial Officer      Dated: Sept.  17, 1999
Michael Laupper          & Controller


/s/ Ueli Laupper          Vice President and a Director   Dated: Sept.  17, 1999
---------------------
Ueli Laupper

/s/Dr. Erwin Zimmerli
--------------------      Director                        Dated: Sept.  17, 1999
Dr. Erwin Zimmerli


--------------------      Director                        Dated: Sept.    , 1999
Dr. Sc. Dov Maor

Supplemental Information

         Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to section 12 of the Act.

Not Applicable