Form 10-Q
period 1999-09-30
SWISSRAY INTERNATIONAL INC
filed 1999-11-12
CIK 1002137

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 1999

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

320 WEST 77TH Street, Suite 1A, New York, New York          10024
(Address of principal executive offices)                  (Zip Code)

   New York (914) 441 7841                 Switzerland  011 41 41 914 12 00
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

The number of shares outstanding of each of the registrant's classes of common stock, as of November 9, 1999 is 16,216,587 shares, all of one class of $.01 par value common stock.

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

                           SWISSRAY INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                                       September 30,  June 30,
                                                          1999         1999
                                                       (Unaudited)
                                                      -----------   -----------
CURRENT ASSETS
Cash and cash equivalents .......................     $ 2,171,949   $ 1,281,297
Accounts receivable, net of allowance for doubtful
accounts of $ 212,166 and $ 219,993 .............       2,593,626     2,448,879
Inventories .....................................       7,240,734     7,332,401
Prepaid expenses and sundry receivables .........         749,797       866,804
                                                      -----------   -----------
Total Current Assets ............................      12,756,106    11,929,381
                                                      -----------   -----------
PROPERTY AND EQUIPMENT ..........................       6,193,048     6,283,040
                                                      -----------   -----------
OTHER ASSETS
Loan receivable .................................          16,987        15,948
Licensing agreement .............................       2,979,945     3,104,109
Patents and trademarks ..........................         192,441       199,906
Software develompent costs ......................         328,167       347,762
Security deposits ...............................          26,625        28,035
Goodwill ........................................       1,554,674     1,603,007
Debenture receivable ............................            --         227,273
Debt issance costs on convertible debentures ....            --          22,728
TOTAL OTHER ASSETS ..............................       5,098,839     5,548,768
                                                       -----------   -----------
Total Assets ....................................     $24,047,993   $23,761,189
                                                      ===========   ===========
                                        F 1

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Current maturities of long-term debt ............  $    226,726    $    247,028
Notes payable - banks ...........................     4,060,490       3,667,159
Notes payable - short-term ......................     2,230,908       1,700,000
Loan payable ....................................       125,590         126,006
Accounts payable ................................     5,318,943       5,422,321
Accrued expenses ................................     2,642,437       2,003,844
Restructuring ...................................       500,000         500,000
Customer deposits ...............................       132,986         278,507
                                                      -----------   -----------
TOTAL CURRENT LIABILITIES .......................    15,238,080      13,944,865
                                                      -----------   -----------
Convertible Debentures, net of conversion benefit    15,901,793      15,555,852
                                                      -----------   -----------
LONG-TERM DEBT, less current maturities .........       196,310         195,095
                                                      -----------   -----------
COMMON STOCK SUBJECT TO PUT .....................       319,985       1,819,985
                                                      -----------   -----------
STOCKHOLDERS' DEFICIT

Common stock ....................................       159,083         140,062
Additional paid-in capital ......................    68,290,897      64,688,013
Treasury Stock ..................................    (2,040,000)       (540,000)
Deferred Compensation ...........................      (469,722)       (707,222)
Accumulated deficit .............................   (71,481,157)    (67,727,741)
Accumulated other comprehensive loss ............    (1,747,291)     (1,787,735)
Common stock subject to put .....................      (319,985)     (1,819,985)
                                                      -----------   -----------
TOTAL STOCKHOLDERS' DEFICIT .....................    (7,608,175)     (7,754,608)
                                                      -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT .....  $ 24,047,993    $ 23,761,189
                                                      ===========   ===========
                                       F 2

                           SWISSRAY INTERNATIONAL INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                            Three Months Ended
                                               September 30,
                                           1999            1998
                                        Unaudited       Unaudited
                                      ------------    ------------
NET SALES .........................   $  3,879,167    $  3,656,441
COST OF SALES .....................      2,978,034       2,836,914
                                      ------------    ------------
GROSS PROFIT ......................        901,133         819,527
                                      ------------    ------------
OPERATING EXPENSES
Officers and directors compensation        137,813         155,187
Salaries ..........................      1,022,441       1,085,186
Selling ...........................        603,532         512,799
Research and development ..........        465,232         406,038
General and administrative ........        222,747         450,640
Other operating expenses ..........         85,548         264,489
Depreciation and amortization .....        321,881         293,749
                                      ------------    ------------
TOTAL OPERATING EXPENSES ..........      2,859,194       3,168,088
                                      ------------    ------------
LOSS BEFORE OTHER INCOME (EXPENSES)
   AND EXTRAORDINARY ITEM .........     (1,958,061)     (2,348,561)

Other income (expenses) ...........         26,258        (183,367)
Interest expense ..................     (1,821,613)       (653,896)
                                      ------------    ------------
OTHER INCOME (EXPENSES) ...........     (1,795,355)       (837,263)
                                      ------------    ------------
LOSS FROM CONTINUING OPERATIONS
  BEFORE EXTRAORDINARY ITEM .......     (3,753,417)     (3,185,824)

Extraordinary expense .............           --           (29,667)
                                      ------------    ------------
NET LOSS ..........................   $ (3,753,417)   $ (3,215,491)
                                      ============    ============
LOSS PER COMMON SHARE
Loss from continuing operations ...   ($      0.25)   ($      0.70)
Extraordinary items ...............           0.00           (0.01)
                                      ------------    ------------
NET LOSS ..........................   ($      0.25)   ($      0.71)
                                      ============    ============
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING ................     14,786,198       4,510,201
                                      ------------    ------------
                           F 3

                      SWISSRAY INTERNATIONAL INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Three Months Ended
                                                             September 30,
                                                        1999           1998
                                                     Unaudited       Unaudited
                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITES

Net loss .......................................   $ (3,753,416)   $ (3,215,491)
Adjustment to reconcile net loss to net
  cash used by operating activities
  Depreciation and amortization ................        332,865         306,906
  Provision for bad debts ......................         (7,827)           --
  Issuance of common stock in lieu of
     interest payments .........................         34,244         587,197
  Interest expense on Debt issuance cost and
    conversion benefit .........................      1,511,476            --
  Amortization of deferred compensation ........        237,500
  Early extinguishment of  debt (gain) .........           --            29,667

  (Increase) decrease in operating assets:
  Accounts receivable ..........................       (136,921)        222,819
  Inventories ..................................         91,666        (814,733)
  Prepaid expenses and sundry receivables ......        117,007         223,577
  Increase (decrease) in  operating liabilities:
  Accounts payable .............................       (103,378)        236,533
  Accrued expenses .............................        638,592         276,803
  Customers deposits ...........................       (145,520)       (154,533)
                                                   ------------    ------------
NET CASH USED BY OPERATING ACTIVITIES ..........     (1,183,712)     (2,301,255)
                                                   ------------    ------------
CASH FLOW FROM INVESTING ACTIVITIES
  Acquisition of proberty and equipment ........        (43,585)       (201,422)
  Capitalized computer software ................         (7,007)           --
  Security deposits ............................          1,410            --
  (Repayment of) loan receivable ...............         (1,039)           --
                                                   ------------    ------------
NET CASH USED BY INVESTING ACTIVITIES ..........        (50,221)       (201,422)
                                                   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short-term borrowings ..........     22,305,507      13,582,986
  Principal payment of short-term borrowings ...    (21,415,142)    (11,204,161)
  Principal payment of long-term borrowings ....          1,216         (22,399)
  Issuance of common stock for cash ............      2,748,827       1,500,000
  Issuance of stock options for cash ...........          6,774            --
  Purchase of treasury stock ...................     (1,500,000)           --
                                                   ------------    ------------
CASH PROVIDED BY FINANCING ACTIVITIES ..........      2,147,182       3,856,426
                                                   ------------    ------------
EFFECT OF EXCHANGE RATE ON CASH ................        (22,597)       (376,024)
                                                   ------------    ------------
NET INCREASE  IN CASH ..........................        890,651         977,725
CASH AND CASH EQUIVALENTS - beginning of period       1,281,297       1,281,552
                                                   ------------    ------------
CASH AND CASH EQUIVALENTS - end of period ......   $  2,171,949    $  2,259,277
                                                   ============    ============

                                      F 4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 1999

         (1)The accompanying financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's annual report on Form 10-K for the fiscal year ended June 30, 1999.

         (2)In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Registrant as of September 30, 1999 and the results of operations and cash flows for the interim period presented. Operating results for the three months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year ending June 30, 2000.

         (3)INVENTORIES

                  Inventories are summarized by major classification as follows:

                                                     September 30,      June 30,

                                                     ---------------------------
                                                        1999             1999
                                                     ----------       ----------

Raw materials, parts and supplies                    $5,202,463       $5,558,330
Work in process                                       1,294,016        1,048,197
Finished goods                                          744,255          725,874
                                                     ----------       ----------
                                                     $7,240,734       $7,332,401

                                                     ==========       ==========

Inventories are stated at lower of cost or market, with cost being determined on the first-in, first-out (FIFO) method. Inventory cost includes material, labor, and overhead.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

            Statements in this discussion which are not historical facts may be considered forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including estimated cost savings to be realized from restructuring activities and estimated proceeds from and timing of facility sales. The words "believe," "expect," "anticipate," "estimate", and similar expressions identify forward looking statements. Any forward looking statements involve risks and uncertainties that could cause actual events or results to differ, perhaps materially, from the events or results described in the forward looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise. Risks associated with the Company's forward looking statements include, but are not limited to, risks associated with the Company's history of losses and uncertain profitability, need for market acceptance of the ddRMulti System, reliance on a single product, reliance on large customers, risks associated with the Company's international operations, currency fluctuations, the risk of new and different legal and regulatory requirements, governmental approvals, tariffs and trade barriers, risks associated with competition and technological innovation by competitors, dependence on patents and proprietary technology, general economic conditions and conditions in the healthcare industry, reliance on key management, limited manufacturing history with respect to the ddRMulti-System, dependence on sole source suppliers, future capital needs and uncertainty of additional financing, potential recalls and product liability, dilution, effects of outstanding convertible debentures, limited public market, liquidity, possible volatility of stock price, recently adopted new listing standards for NASDAQ securities and environmental matters.

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, related notes and other information included in this quarterly report on Form 10-Q.

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1999 COMPARED TO THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1998

RESULTS OF OPERATIONS

         Net sales amounted to $3,879,167 for the three-month period ended September 30, 1999, compared to $3,656,441 for the three-month period ended September 30, 1998. The 6.1% increase in net sales was mainly due to the sale of the ddRMulti-Systems.

         Gross profit amounted to $901,133 or 23.2% of net sales for the three-month period ended September 30, 1999, compared to $819,527 or 22.4% of net sales for the three-month period ended September 30, 1998. The increase in gross profit as a percentage of net revenues is attributable to the fact that the percentage of sales of ddRMulti-Systems to total sales increased to 33.1% for the three-month period ended September 30, 1999 from 9.2% for the three-month period ended September 30, 1998.

         Operating expenses were $2,859,194, or 73.7% of net revenues, for the three-month period ended September 30, 1999, compared to $3,168,088, or 86.6% of net revenues for the three-month period ended September 30, 1998. The principal items were salaries (net of officers and directors compensation) of $1,022,441 or 26.4% of net sales for the three-month period ended September 30, 1999 compared to $1,085,186 or 29.7% of net sales for the three-month period ended September 30, 1998 and selling expenses of $603,532 or 15.6% of net sales for the three-month period ended September 30, 1999 compared to $512,799 or 14.0% of net sales for the three-month period ended September 30, 1998. Research and development expenses were $465,232 or 12.0% of net sales for the three-month period ended September 30, 1999 compared to $406,038 or 11.1% of net sales for the three-month period ended September 30, 1998.

         Interest expenses increased to $1,821,613 for the three month ended September 30, 1999 compared to $653,896 for the three month ended September 30, 1998. This increase is primarily due the increase of interest expense for amortization of Debenture issuance cost and Conversion Benefit.

FINANCIAL CONDITION

September 30, 1999 compared to June 30, 1999

         Total assets of the Company on September 30, 1999 increased by $286,804 to $24,047,993 from $23,761,189 on June 30, 1999, primarily due to the increase of Current Assets. Current Assets increased $826,725 to $12,756,106 on September 30, 1999 from $11,929,381 on June 30, 1999. The increase in current assets is attributable to the increase of Cash and cash equivalents of $890,652 and the increase of Accounts receivable of $144,747 offset by the decrease in prepaid expenses and sundry receivables of $117,007 and the decrease in inventory of $91,667. Other Assets decreased $449,929 to $5,098,839 on September 30, 1999 from $5,548,768 on June 30, 1998. The decrease is primarily attributable to the amortization of the licensing agreement, patents & trademark, software development cost and the goodwill.

         On September 30, 1999, the Company had total liabilities of $31,656,168 compared to $31,515,797 on June 30, 1999. On September 30, 1999, current liabilities were $15,238,080 compared to $13,944,865 on June 30, 1999. Working capital at September 30, 1999 was $(2,481,974) compared to $(2,015,484) at June 30, 1999.

CASH FLOW AND CAPITAL EXPENDITURES THREE MONTH PERIOD ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTH PERIOD ENDED SEPTEMBER 30, 1998.

         Cash used for operating activities for the three months ended September 30, 1999 was $1,183,712 compared to $2,301,255 for the three months ended

September 30, 1998. Cash used for investing activities was $50,221 for the three months ended September 30, 1999 compared to $201,422 for the three months ended September 30, 1998. Cash flow from financing activities for the three months ended September 30, 1999 was $2,147,182 compared to $3,856,426 for three months ended September 30, 1998.

LIQUIDITY

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

         However, the availability of a sufficient future cash flow will depend to a significant extent on the marketability of the Company's ddRMulti-System. Accordingly, the Company may be required to issue additional convertible debentures or equity securities to finance such capital expenditures and working capital requirements. There can be no assurance whether or not such financing will be available on terms satisfactory to management.

         On July 9, 1999 the Company entered into a promissory note (contingent convertible debenture financing) with Southshore Capital, Ltd. for gross proceeds of $1,100,000 and with a due date of August 23, 1999 with no right to extend. The debenture contains a 20% discount from market conversion provision based upon the 10 day average closing bid price for the 10 consecutive dates preceding conversion date. There was no placement agent involved in this financing. The promissory note was not paid on its due date and the terms of the Contingent Subscription Agreement, Convertible Debenture and Registration Rights Agreement automatically went into effect with debentures in the principal sum of $1,148,400 (inclusive of interest on aforesaid promissory note) going into effect. None of these Convertible Debentures have been converted as of November 11, 1999. Any Convertible Debentures remaining unconverted at maturity (i.e. 2 years from date of issuance) are subject to mandatory conversion by the Company.

         On August 11, 1999 the Company entered into a promissory note (contingent convertible debenture financing) with terms and conditions substantially identical to those set forth in the July 9, 1999 promissory note financing referred to directly above excepting (a) the lender is different, to wit: Aberdeen Avenue, LLC, (b) gross proceeds amounted to $1,400,000 and (c) the due date of such note is November 11, 1999 with no right to extend. In all other respects the material terms and conditions of each of the documents executed with respect to this transaction are identical to those described in the above referenced July 9, 1999 transaction. There was no placement agent involved in this financing. The promissory note was not paid on its due date and the terms of the Contingent Subscription Agreement, Convertible Debenture and Registration Rights Agreement automatically went into effect with debentures in the principal sum of $1,484,000 (inclusive of interest on aforesaid promissory note) going into effect. None of these Convertible Debentures have been converted as of November 11, 1999. Any Convertible Debentures remaining unconverted at maturity (i.e. 2 years from date of issuance) are subject to mandatory conversion by the Company.

         On or about September 7, 1999 the Company entered into a Subscription Agreement and Registration Rights Agreement with Parkdale LLC ("Investor") pursuant to which Investor purchased 1,000,000 restrictive shares of Company common stock for a cash consideration of $1,000,000. There was no placement agent involved in this financing.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         Not Applicable

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings

         None excepting that certain legal proceedings commenced in July 1998 against SRMI and two of it subsidiaries by Gary J. Durday, Kenneth R. Montler and Michael E. Harle (hereinafter "Plaintiffs") heretofore summarized in SRMI's Form 10-K for fiscal year ended June 30, 1999 were subsequently settled in accordance with the terms and conditions of Settlement Agreement executed on August 31, 1999 pursuant to which SRMI was required to pay and has since paid the sum of $1,000,000 to Plaintiffs and is further obligated pursuant to terms of August 31, 1999 promissory note to pay (over a period of 24 consecutive months) an aggregate of $500,000 with interest at the rate of 9% per annum.

         DISPUTE WITH J. DOUGLAS MAXWELL. On or about July 1, 1999 an action was commenced in the Supreme Court, State of New York, County of New York (Index No. 113099/99) entitled J. Douglas Maxwell ("Maxwell") against Swissray International, Inc. ("Swissray"), whereby Maxwell is seeking judgment in the sum of $380,000 based upon his interpretation of various terms and conditions contained in an Exchange Agreement between the parties dated July 22, 1996 and a subsequent Mutual Release and Settlement Agreement between the parties dated June 1, 1998. Swissray has denied the material allegations of Maxwell's complaint and has asserted three affirmative defenses and two separate counterclaims seeking (amongst other matters) dismissal of the complaint and recision of the settlement agreement. Maxwell has submitted a motion for Summary Judgment which Swissray has opposed and as of November 9, 1999 no Court determination has been made with respect thereto. It is Swissray's management's intention to contest this matter vigorously.

Item 2. CHANGES IN SECURITIES

         Not applicable

Item 3. DEFAULTS UPON SENIOR SECURITIES

         None excepting for such penalties as have accrued with respect to certain conditions and requirements contained in outstanding convertible debentures pursuant to which the Company was required, in accordance with related registration rights agreement, to file a Registration Statement by a specific date and to have same declared effective (so as to register shares of common stock underlying debentures) by a specified and agreed to date - which if not timely accomplished results in commencement of penalty provisions.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Stockholders for fiscal year ended June 30, 1998 on July 23, 1999, at which time stockholders (i) elected each of those five persons nominated to serve on the Company's Board of Directors, (ii) approved the appointment of Feldman Sherb Horowitz & Co., P.C. as the Company's independent accountants for fiscal year ended June 30, 1999,
(iii) voted in favor of adopting an amendment to its Certificate of Incorporation so as to authorize the creation of a class of Preferred Stock; and
(iv) approved the proposal to adopt the Company's 1999 Stock Option Plan.

         The proposal to re-incorporate the Company in Delaware was not approved notwithstanding the fact that approximately 74% of all votes cast voted in favor of such proposal. Such votes only represented approximately 62% of all outstanding shares while approval of the proposal required an affirmative vote of at least two-thirds of all outstanding shares.

         The number of shares of Common Stock voted at the Annual Meeting approximated 84% of all issued and outstanding securities as of the record date.

Item 5. OTHER INFORMATION

         Not applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits                                    None
         (b)      Reports on Form 8-K                         None

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SWISSRAY INTERNATIONAL, INC.

                                By:\S\Ruedi G. Laupper_____________
                  ` Ruedi G. Laupper, Chairman of the Board of Directors, President and Chief Executive Officer

Date:  November  12 , 1999