Form 10-Q
period 1999-12-31
SWISSRAY INTERNATIONAL INC
filed 2000-02-14
CIK 1002137

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 1999

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

The number of shares outstanding of each of the registrant's classes of common STOCK, AS OF FEBRUARY 11, 1999 IS 20,989,669, all of one class of $.01 par value common stock.



TABLE OF CONTENTS                                                           Page


No.                                  PART I

Item 1.       Financial Statements                                         F1-F6

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      3-6

Item 3.       Quantitative and Qualitative Disclosures About Market Risk       6

                                     PART II

Item 1.       Legal Proceedings                                                7

Item 2.       Changes in Securities and Use of Proceeds                        7

Item 3.       Defaults Upon Senior Securities                                  7

Item 4.       Submission of Matters to a Vote of Security Holders              7

Item 5.       Other Information                                                7

Item 6.       Exhibits and Reports on Form 8-K                                 7

Signatures                                                                     8


                           SWISSRAY INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEET


                                     ASSETS

                                                     December 31,    June 30,
                                                         1999          1999
                                                     (Unaudited)
                                                    ------------    ----------
CURRENT ASSETS

Cash and cash equivalents ........................   $ 3,714,913   $ 1,281,297
Accounts receivable, net of allowance for doubtful
accounts of $ 202,942 and $ 219,993 ..............     2,586,887     2,448,879
Inventories ......................................     6,546,931     7,332,401
Prepaid expenses and sundry receivables ..........       706,589       866,804
                                                     -----------   -----------
TOTAL CURRENT ASSETS .............................    13,555,320    11,929,381


PROPERTY AND EQUIPMENT ...........................     6,483,486     6,283,040

OTHER ASSETS
Loan receivable ..................................        15,267        15,948
Licensing agreement ..............................     2,855,780     3,104,109
Patents and trademarks ...........................       185,298       199,906
Software develompent costs .......................       307,799       347,763
Security deposits ................................        37,449        28,035
Goodwill .........................................     1,506,341     1,603,007
                                                     -----------   -----------
TOTAL OTHER ASSETS ...............................     4,907,934     5,298,768
                                                     -----------   -----------

TOTAL ASSETS .....................................   $24,946,740   $23,511,189
                                                     ===========   ===========
                                         F 1

                                                    December 31,    June 30,
                                                         1999          1999
                                                     (Unaudited)
                                                    ------------    ----------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Current maturities of long-term debt ............   $    191,655    $   247,028
Notes payable - banks ...........................      5,231,860      3,667,159
Notes payable - short-term ......................        772,767      1,700,000
Loan payable ....................................        117,332        126,006
Accounts payable ................................      4,459,599      5,422,321
Accrued expenses ................................      2,493,918      2,003,844
Restructuring ...................................        500,000        500,000
Customer deposits ...............................        227,490        278,507
                                                      ------------   -----------
TOTAL CURRENT LIABILITIES .......................     13,994,621     13,944,865

Convertible Debentures, net of conversion benefit     15,292,793     15,305,852

LONG-TERM DEBT, less current maturities .........        181,141        195,095

COMMON STOCK SUBJECT TO PUT .....................        319,985      1,819,985

STOCKHOLDERS' EQUITY

Common stock ....................................        206,120        140,062
Additional paid-in capital ......................     79,911,653     65,174,013
Treasury Stock ..................................     (2,040,000)      (540,000)
Deferred Compensation ...........................     (2,686,597)      (707,222)
Accumulated deficit .............................    (78,206,800)   (68,213,741)
Accumulated other comprehensive loss ............     (1,706,191)    (1,787,735)
Common stock subject to put .....................       (319,985)    (1,819,985)
                                                    ------------    ------------
TOTAL STOCKHOLDERS' EQUITY ......................     (4,841,800)    (7,754,608)
                                                    ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......   $ 24,946,740   $ 23,511,189
                                                    ============    ============
                                         F 2

                           SWISSRAY INTERNATIONAL INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                       Six Months Ended
                                                         December 31,
                                                       1999              1998
                                                   ----------        ----------
                                                    Unaudited        Unaudited

NET SALES ..................................     $  6,957,028      $ 10,101,147
COST OF SALES ..............................        5,332,562         7,969,342
                                                   ----------        ----------
GROSS PROFIT ...............................        1,624,466         2,131,805

OPERATING EXPENSES
Officers and directors compensation ........          520,862           396,894
Salaries ...................................        1,873,284         2,064,577
Selling ....................................        2,072,488         1,438,281
Research and development ...................          895,072           843,589
General and administrative .................          841,881           710,818
Other operating expenses ...................          571,720           561,007
Bad debts ..................................           16,001             7,383
Depreciation and amortization ..............          678,396           590,762
                                                   ----------        ----------
TOTAL OPERATING EXPENSES ...................        7,469,704         6,613,311
                                                   ----------        ----------
LOSS BEFORE OTHER INCOME (EXPENSES) ........       (5,845,238)       (4,481,506)

Other income (expense) .....................           20,489          (358,995)
Interest expense ...........................       (4,168,310)       (1,412,696)
                                                   ----------        ----------
OTHER EXPENSES .............................       (4,147,821)       (1,771,691)
                                                   ----------        ----------
LOSS FROM CONTINUING OPERATIONS
  BEFORE EXTRAORDINARY ITEMS ...............       (9,993,059)       (6,253,197)

Extraordinary expenses .....................             --            (832,849)
                                                   ----------        ----------
NET LOSS ...................................     $ (9,993,059)     $ (7,086,046)
                                                   ==========        ==========

LOSS PER COMMON SHARE
Loss from continuing operations ............     $      (0.62)     $      (1.35)
Extraordinary items ........................             0.00             (0.18)
                                                   ----------        ----------
NET LOSS ...................................     $      (0.62)     $      (1.54)
                                                   ==========        ==========
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING .........................       16,141,977         4,625,626


                                       F 3

                           SWISSRAY INTERNATIONAL INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                       Three Months Ended
                                                          December 31,
                                                      1999              1998
                                                    ---------         ---------
                                                    Unaudited         Unaudited

NET SALES ..................................     $  3,077,861      $  6,444,706
COST OF SALES ..............................     $  2,354,527         5,132,428
                                                    ---------         ---------
GROSS PROFIT ...............................          723,334         1,312,278

OPERATING EXPENSES
Officers and directors compensation ........          383,049           241,707
Salaries ...................................          850,843           979,391
Selling ....................................        1,468,956           925,483
Research and development ...................          429,839           437,552
General and administrative .................          619,136           260,177
Other operating expenses ...................          486,171           296,518
Bad debts ..................................           16,001             7,383
Depreciation and amortization ..............          356,515           297,013
                                                    ---------         ---------
TOTAL OPERATING EXPENSES ...................        4,610,510         3,445,224
                                                    ---------         ---------
LOSS BEFORE OTHER EXPENSES .................       (3,887,176)       (2,132,946)

Other expenses .............................           (5,768)         (175,628)
Interest expense ...........................       (2,346,697)         (758,800)
                                                    ---------         ---------
OTHER EXPENSES .............................       (2,352,465)         (934,428)
                                                    ---------         ---------
LOSS FROM CONTINUING OPERATIONS
  BEFORE EXTRAORDINARY ITEMS ...............       (6,239,642)       (3,067,374)

Extraordinary expenses .....................             --            (803,182)
                                                    ---------         ---------
NET LOSS ...................................     $ (6,239,642)     $ (3,870,556)
                                                    =========         =========

LOSS PER COMMON SHARE
Loss from continuing operations ............     $      (0.36)     $      (0.66)
Extraordinary items ........................             0.00             (0.17)
                                                    ---------         ---------
NET LOSS ...................................     $      (0.36)     $      (0.85)
                                                    =========         =========
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING .........................       17,144,238         4,625,626


                                       F 4

                           SWISSRAY INTERNATIONAL INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Six Months Ended
                                                              December 31,
                                                           1999            1998
                                                        Unaudited        Unaudited
                                                         ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITES

Net loss ..........................................   $ (9,993,059)   $ (7,086,046)
Adjustment to reconcile net loss to net
 cash used by operating activities
 Depreciation and amortization ....................        714,399         617,486
 Provision for bad debts ..........................        (17,050)          2,477
 Operating expenses through issuance of
 stock options and common stock ...................        355,561            --
 Issuance of common stock in lieu of
 interest payments ................................        195,729            --
 Interest expense on debt issuance cost and
 conversion benefit ...............................      1,131,061       1,297,158
 Interest expense on option value per black scholes      1,385,473            --
 Amortization of deferred compensation ............        475,000
 Early extinguishment of  debt (gain) .............           --           832,849
 (Increase) decrease in operating assets:
 Accounts receivable ..............................       (120,957)     (1,985,436)
 Inventories ......................................        785,470        (620,696)
 Prepaid expenses and sundry receivables ..........        160,216         163,842
 Increase (decrease) in  operating liabilities:
 Accounts payable .................................       (962,723)      1,815,812
 Accrued expenses .................................        490,075        (864,444)
 Customers deposits ...............................        (51,017)       (145,739)
                                                         ---------       ---------
NET CASH USED BY OPERATING ACTIVITIES .............     (5,451,822)     (5,972,737)
                                                         ---------       ---------
CASH FLOW FROM INVESTING ACTIVITIES
 Acquisition of property and equipment ............       (500,902)       (207,223)
 Other intangibles ................................        (14,377)           --
 Security deposits ................................         (9,414)          7,134
 Increase in loan receivable ......................            681           1,974
                                                         ---------       ---------
NET CASH USED BY INVESTING ACTIVITIES .............       (524,012)       (198,115)
                                                         ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from short-term borrowings ..............      1,564,701      16,669,384
 Expenses related to debentures ...................        (13,059)            --
 Principal payment of short-term borrowings .......       (991,280)    (11,188,135)
 Principal payment of long-term borrowings ........        (13,954)        (72,950)
 Issuance of common stock for cash ................      7,683,474       1,500,000
 Issuance of stock options for cash ...............      1,598,024
 Purchase of Treasury Stock .......................     (1,500,000)       (540,000)
 Payment to stockholders and officers .............           --            (2,207)
                                                         ---------       ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES .........      8,327,906       6,366,092
                                                         ---------       ---------
EFFECT OF EXCHANGE RATE ON CASH ...................         81,544        (251,964)
                                                         ---------       ---------
NET INCREASE (DECREASE) IN CASH ...................      2,433,616         (56,724)
CASH AND CASH EQUIVALENT - beginning of period ....      1,281,297       1,281,552
                                                         ---------       ---------
CASH AND CASH EQUIVALENTS - end of period .........   $  3,714,913    $  1,224,828
                                                         =========       =========

                                       F 5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 1999

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

         (2)In  the   opinion  of   management,   the   accompanying   unaudited
consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Registrant as of December 31, 1999 and the results of operations and cash flows for the interim period presented. Operating results for the six months ended December 31, 1999 are not necessarily indicative of the results to be expected for the full year ending June 30, 2000.

         (3)INVENTORIES

                  Inventories are summarized by major classification as follows:


                                                     December 31,      June 30,

                                                     ---------------------------
                                                        1999             1999
                                                     ----------       ----------
Raw materials, parts and supplies                    $3,888,797       $5,558,330
Work in process                                       1,205,428        1,048,197
Finished goods                                        1,452,706          725,874
                                                     ----------       ----------
                                                     $6,546,931       $7,332,401
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

RESULTS OF OPERATIONS

     (a)THREE-MONTH PERIOD ENDED DECEMBER 31, 1999 COMPARED TO THREE-MONTH PERIOD ENDED DECEMBER 31, 1998

         Net sales amounted to $3,077,861 for the three-month period ended December 31, 1999, compared to $6,444,706 for the three-month period ended December 31, 1998, an decrease of $3,366,845, or 52.24% form the three-month period ended December 31, 1998. The 52.24% decrease in net sales was manly due to the decrease in conventional x-ray of 71.68% and conventional OEM-Business of 63% whereas sales of ddRMulti-Systems increase of 10.37%.

         Gross profit amounted to $723,334 or 23.5% of net sales for the three-month period ended December 31, 1999, compared to $1,312,278 or 20.36% of net sales for the three-month period ended December 31, 1998. The increase in gross profit as a percentage of net revenues is attributable to the fact that the percentage of sales of ddRMulti-Systems increased to 29.18% of total sales for the three-month period ended December 31, 1999 from 12.63% for the three-month period ended December 31, 1998.

         Operating expenses were $4,610,510, or 149.8% of net revenues, for the three-month period ended December 31, 1999, compared to $3,445,224, or 53.46% of net revenues for the three-month period ended December 31, 1998. The principle items were salaries (net of officers and directors compensation)of $850,843 or 27.64% of net sales for the three-month period ended December 31, 1999 compared to $979,391 or 15.2% of net sales for the three-month period ended December 31, 1998 and selling expenses of $1,468,956 or 47.73% of net sales for the three-month period ended December 31, 1999 compared to $925,483 or 14.36% of net sales for the three-month period ended December 31, 1998. Research and development expenses were $429,839 or 13.97% of net sales for the three-month period ended December 31, 1999 compared to $437,552 or 6.79% of net sales for the three-month period ended December 31, 1998.

         Interest expenses increased to $2,346,697 for the three-months ended December 31, 1999 compared to $758,800 for the three-months ended December 31, 1998. This increase is primarily due the increase of interest expense for amortization of Debenture issuance cost and Conversion Benefit.

         Loss on extinguishment of Debt was $-0- for the three-months ended December 31, 1999 compared to a loss of $803,182 for the three-months ended December 31, 1998. The extingushment loss resulted from refinancing of Convertible debentures.

     (b)SIX-MONTH PERIOD ENDED DECEMBER 31, 1999 COMPARED TO SIX-MONTH PERIODS ENDED DECEMBER 31, 1998

RESULTS OF OPERATIONS

         Net  sales  amounted  to  $6,957,028  for  the  six-month  period ended
December  31,  1999,  compared to  $10,101,147  for the  six-month  period ended
December 31, 1998, an decrease of $3,144,119, or 31.13% form the six-month period ended December 31, 1998. The 31.13% decrease in net sales was manly due to the decrease in conventional x-ray of 51.55% and conventional OEM-Business of 48.39% whereas sales of ddRMulti-Systems increased 53.6%.

         Gross profit amounted to $1,624,466 or 23.35% of net sales for the six-month period ended December 31, 1999, compared to $2,131,805 or 21.1% of net sales for the six-month period ended December 31, 1998. The increase in gross profit as a percentage of net revenues is attributable to the fact that the percentage of sales of ddRMulti-Systems increased to 31.36% of total sales for the six-month period ended December 31, 1999 from 14.06% for the sixe-month period ended December 31, 1998.

         Operating expenses were $7,469,704, or 107.37% of net revenues, for the six-month period ended December 31, 1999, compared to $6,613,311, or 65.47% of net revenues for the six-month period ended December 31, 1998.

         The principle items were salaries (net of officers and directors compensation) of $1,873,284 or 26.93% of net sales for the six-month period ended December 31, 1999 compared to $2,064,577 or 20.44% of net sales for the six-month period ended December 31, 1998 and selling expenses of $2,072,488 or 29.79% of net sales for the six-month period ended December 31, 1999 compared to $1,438,281 or 14.24% of net sales for the six-month period ended December 31, 1998. Research and development expenses were $895,072 or 12.87% of net sales for the six-month period ended December 31, 1999 compared to $843,589 or 8.35% of net sales for the six-month period ended December 31, 1998.

         Interest expenses increased to $4,168,310 for the six-months ended December 31, 1999 compared to $1,412,696 for the six-months ended December 31, 1998. This increase is primarily due the increase of interest expense for amortization of Debenture issuance cost and Conversion Benefit.

         Loss  on  extinguishment  of  Debt  was  $-0- for the six-months  ended
December  31,  1999  compared  to a loss of $832,849  for the  six-months  ended
December 31, 1998. The extingushment loss resulted from refinancing of Convertible debentures.

FINANCIAL CONDITION

December 31, 1999 compared to June 30, 1999

         Total assets of the Company on December 31, 1999 increased by $1,435,551 to $24,946,740 from $23,511,189 on June 30, 1999, primarily due to the increase in current assets. Current assets increased $1,625,939 to $13,555,320 on December 31, 1999 from $11,929,381 on June 30, 1999. The increase in current assets is primarily attributable to the increase in cash and cash equivalents of 2,433,616 and the increase in accounts receivable of $138,008 which was partially offset by the decrease in inventory of $785,470 and the decrease in prepaid expenses and sundry receivables of $160,215. Other assets decreased $390,834 to $4,907,934 on December 31, 1999 from $5,298,768 on June
30, 1999. The decrease is primarily attributable to the amortization of the licensing agreement, patents & trademark, software development cost and the goodwill.

         On December 31, 1999, the Company had total liabilities of $29,788,540 compared to $31,265,797 on June 30, 1999. On December 31, 1999, current liabilities were $13,994,621 compared to $13,944,865 on June 30, 1999. Working capital at December 31, 1999 was $(439,301) compared to $(2,015,484) at June 30, 1999.

CASH FLOW AND CAPITAL EXPENDITURES SIX MONTHS PERIOD ENDED DECEMBER 31, 1999 COMPARED TO SIX MONTHS PERIOD ENDED DECEMBER 31, 1998

         Cash used for operating activities for the six-months ended December 31, 1999 was $5,451,822 compared to $5,972,737 for the six-months ended December 31, 1998. Cash used for investing activities was $524,012 for the six-months ended December 31, 1999 compared to $198,115 for the six-months ended December 31, 1998. Cash flow from financing activities for the six-months ended December 31, 1999 was $8,327,906 compared to $6,366,092 for six-months ended December 31, 1998.

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

         In September 1999 and October/November 1999 and December 1999 the Company entered into two separate transactions whereby it sold 1,000,000, 1,000,000 and 666,667 restrictive shares of its common stock respectively at $1.00 per share in September 1999 and $1.50 per share in October/November 1999 and December 1999.

EFFECT OF CURRENCY ON RESULTS OF OPERATIONS

         The result of operations and the financial position of the Company'ssubsidiaries outside of the United States is reported in the relevant foreigncurrency (primarily in Swiss Francs) and then translated into US dollars at the applicable foreign exchange rate for inclusion in the Company's consolidated financial statements. Accordingly, the results of operations of such subsidiaries as reported in US dollars can vary significantly as a result of changes in currency exchange rates (in particular the exchange rate between the Swiss Franc and the US dollar).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         Not Applicable

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None excepting that certain legal proceedings commenced in July 1998 against SRMI and two of it subsidiaries by Gary J. Durday, Kenneth R. Montler and Michael E. Harle (hereinafter "Plaintiffs") heretofore summarized in SRMI's Form 10-K for fiscal year ended June 30, 1999 were subsequently settled in accordance with the terms and conditions of Settlement Agreement executed on August 31, 1999 pursuant to which SRMI was required to pay and has since paid the sum of $1,000,000 to Plaintiffs and is further obligated pursuant to terms of August 31, 1999 promissory note to pay (over a period of 24 consecutive months) an aggregate of $500,000 with interest at the rate of 9% per annum. Payments with respect to such promissory note have been and remain current.

         DISPUTE WITH J. DOUGLAS MAXWELL. On or about July 1, 1999 an action was commenced in the Supreme Court, State of New York, County of New York (Index No. 113099/99) entitled J. Douglas Maxwell ("Maxwell") against Swissray International, Inc. ("Swissray"), whereby Maxwell is seeking judgment in the sum of $380,000 based upon his interpretation of various terms and conditions contained in an Exchange Agreement between the parties dated July 22, 1996 and a subsequent Mutual Release and Settlement Agreement between the parties dated June 1, 1998. Swissray has denied the material allegations of Maxwell's complaint and has asserted three affirmative defenses and two separate counterclaims seeking (amongst other matters) dismissal of the complaint and recision of the settlement agreement. Maxwell has submitted a motion for Summary Judgment which Swissray has opposed and as of January 31, 2000 no Court determination has been made with respect thereto. It is Swissray's management's intention to contest this matter vigorously.

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

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

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


Item 5. OTHER INFORMATION

         Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


         (a) Exhibits                        - NONE-
         (b) Reports on Form 8-K             - NONE-

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

Date:  February 14, 1999