Form 10-K/A
period 1999-06-30
SWISSRAY INTERNATIONAL INC
filed 2000-05-03
CIK 1002137

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

                                                                Year Ended
                                   ---------------------------------------------------------------

                                     6/30/99       6/30/98      6/30/97*    6/30/96   6/30/95(1)
                                    ---------      --------     --------    --------  --------
                                                   (In Thousands, Except Per Share Data)
INCOME STATEMENT DATA:
   Net sales                          17,296       22,893       13,151      10,899         3,806
Cost of goods sold                    13,529       18,082        8,445       5,793         2,484
                                      ------      -------       ------      -------       -------
Gross profit                           3,767        4,811        4,706       5,106         1,322
Gross profit margin (%)                   22%          21%          36%         47%           35%
Selling, general and
   administrative expenses            19,346       18,748       17,450      14,966         2,307
Operating loss                       (15,579)     (13,937)     (12,744)     (9,860)         (985)
                                     -------       -------      -------     -------       -------
Other expenses (income), net             (40)         281         (319)     (1,004)        3,054
Interest expense                       4,639        8,590          762         194           122
                                       -----        -----        -----      ------        ------
Loss from continuing operations,
   before income taxes and
     extraordinary item              (20,178)     (22,808)     (13,187)     (9,050)       (4,161)
Income tax provision (benefit)            --           --          110        (365)         (339)
                                       -----      -------       ------      -------       -------
Loss from continuing operations
   before extraordinary item         (20,178)     (22,808)     (13,297)     (8,685)       (3,822)
                                      =======      =======     ========     =======       =======
Loss per share from continuing
   operations - basic                  (3.09)       (8.48)       (8.41)      (6.69)        (4.80)
                                     ========     ========     ========   =========      ========
   BALANCE SHEET DATA:
Working capital (deficit)             (2,015)       1,085        2,633       3,433         1,185
Total assets                          23,511       25,915       24,788      18,793        13,027
Short-term debt, including
   current portion of
     long-term debt                    5,740        3,910        4,211       2,737         2,954
Long-term debt                        15,501        7,771        5,635          --           705
Common stock subject to put            1,820        1,820          320          --            --
Stockholders' (deficit)
   equity                             (7,755)       4,339        7,373      10,655         6,377
Total shares outstanding
   at year end (2)                    14,006        4,143        1,969       1,419         1,204

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

          Operating expenses were $10,304,079 or 148.1% of net revenues, for the six-month period ended December 31, 1999, compared to $6,613,311 or 65.5% of net revenues for the six-month period ended December 31, 1998. The principal items were officers and directors compensation of $2,425,390 or 34.9% of net sales for the six-month period ended December 31, 1999 compared to $396,894 or 3.9% of net sales for the six-month period ended December 31, 1998, salaries (net of officers and directors compensation) of $2,423,131 or 34.8% of net sales for the six-month period ended December 31, 1999 compared to $2,064,577 or 20.4% of net sales for the six-month period ended December 31, 1998 and selling expenses of $2,372,488 or 34.1% of net sales for the six-month period ended December 31, 1999 compared to $1,438,281 or 14.2% of net sales for the six-month period ended December 31, 1998. Research and development expenses were $895,072 or 12.9% of net sales for the six-month period ended December 31, 1999 compared to $843,589 or 8.4%% of net sales for the six-month period ended December 31, 1998 and general and administrative expenses were $921,881 or 13.3% of net sales for the six-month period ended December 31, 1999 compared to $710,818 or 7.0%% of net sales for the six-month period ended December 31, 1998. The increase in officers and directors compensation and salaries is due to the issuance of common stock to certain employees and directors. The increase in selling and general administrative expenses is due to the amortization of deferred compensation for those shares issued to consultants for services currently being rendered.

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

Financial Condition

June 30, 1999 compared to June 30, 1998

         Total assets of the Company on June 30, 1999 decreased by $2,403,408 to $23,511,189 from $25,914,597 on June 30, 1998, primarily due to the decrease in current assets. Current assets decreased $1,139,876 to $11,929,381 on June 30, 1999 from $13,069,257 on June 30, 1998. The decrease in current assets is primarily attributable to the decrease in inventories of $368,744 and the decrease in prepaid expenses and sundry receivables of $635,105. Other assets decreased $1,286,194 to $5,548,768 on June 30, 1999 from $6,834,962 on June 30,
1998. The decrease is primarily attributable to the amortization of the licensing agreement, patents & trademark, software development cost and the goodwill.

         On June 30, 1999, the Company had total liabilities of $29,445,812 compared to $19,575,870. On June 30, 1998. On June 30, 1999, current liabilities were $13,944,865 compared to $11,984,554 on June 30, 1998. Working capital at June 30, 1999 was ($2,015,484) compared to $1,084,703 at June 30, 1998.

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

RISK FACTORS

History of Increasing Losses; Profitability Uncertain

         As of  June  30,  1995  the  Registrant  had  accumulated  losses  on a consolidated basis of approximately $6,000,000. A substantial part of such losses resulted from activities unrelated to the Company's present operations. Since June 30, 1995 and for the four fiscal years commencing July 1, 1995 and concluding June 30, 1999, the Company incurred additional net losses aggregating $65,465,122 ($21,010,750 of which was attributable to year ended June 30, 1999 as compared to $22,503,109 which was attributable to year end June 30, 1998). Such additional losses primarily resulted from the significant expenses associated with the development of the Company's products, primarily its direct digital X-ray system, the ddR-Multi-System, the building of the Company's organization and market position as well as the costs of amortization of debenture issuance costs and beneficial conversion feature (as well as the absence of a significant increase in sales - during fiscal year ended June 30, 1998 - as a result of the delay in the market introduction of certain of the
Company's products, which delays were for the purpose of assuring product quality prior to introduction to the industry). The likelihood of the success of the Company must be considered in light of the problems, expenses, difficulties, complications and past delays encountered in connection with the development of any new products and the competitive environment in which the Company operates. Although the Company is deriving operating revenue from its current operations, such revenue has not been sufficient to make the Company's operations profitable. There can be no assurance that the Company will be able to develop significant additional sources of revenue or that it will become profitable. Results of operations may fluctuate significantly and will depend upon further successful introduction of the ddR-Multi-System, further market acceptance of new product introductions in the future and competition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- Products," "-- Research and Development" and "-- Competition."

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


                                                  /s/ Theo Lepper
                                                  Theo Lepper
                                                  Certified Public Accountant

Wiesbaden, Germany
August 8, 1997

                           SWISSRAY INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEET
                             JUNE 30, 1999 and 1998
                                     ASSETS

                                                                         ------------------------------
                                                                              1999              1998
                                                                         ------------------------------

CURRENT ASSETS
Cash and cash equivalents                                                 $ 1,281,297       $ 1,281,552
Accounts receivable, net of allowance for doubtful
accounts of $219,993 and $32,356                                            2,448,879         2,584,651
Inventories                                                                 7,332,401         7,701,145
Prepaid expenses and sundry receivables                                       866,804         1,501,909
                                                                         ------------------------------
TOTAL CURRENT ASSETS                                                       11,929,381        13,069,257
                                                                         ------------------------------

PROPERTY AND EQUIPMENT                                                      6,283,040         6,010,378
                                                                         ------------------------------

OTHER ASSETS
Loan receivable                                                                15,948            20,005
Licensing agreement                                                         3,104,109         3,600,766
Patents and trademarks                                                        199,906           230,614
Software development costs                                                    347,763           455,318
Security deposits                                                              28,035            38,280
Note receivable - net of allowance of $544,376 and $30,733                        ---           513,643
Goodwill                                                                    1,603,007         1,796,336
Debt issuance costs on convertible debentures                                     ---           180,000
                                                                         ------------------------------
TOTAL OTHER ASSETS                                                          5,298,768         6,834,962
                                                                         ------------------------------
TOTAL ASSETS                                                              $23,511,189       $25,914,597
                                                                         ==============================

                                       F-4
    The accompanying notes are an integral part of these financial statements

                            SWISSRAY INTERNATIONAL
                    CONSOLIDATED BALANCE SHEET (Continued)
                            JUNE 30, 1999 and 1998

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                         ------------------------------
                                                                              1999              1998
                                                                         ------------------------------


CURRENT LIABILITIES
Current maturities of long-term debt                                      $   247,028       $   233,746
Notes payable - banks                                                       3,667,159         3,551,091
Notes payable - short-term                                                  1,700,000               ---
Loan payable                                                                  126,006           125,029
Accounts payable                                                            5,422,321         5,030,449
Accrued expenses                                                            2,003,844         2,365,450
Restructuring                                                                 500,000           500,000
Customer deposits                                                             278,507           176,583
Due to stockholders and officers                                                 ---              2,206
                                                                         ------------------------------
TOTAL CURRENT LIABILITIES                                                  13,944,865        11,984,554
                                                                         ------------------------------

CONVERTIBLE DEBENTURES, net of conversion benefit                          15,305,852         7,330,642
                                                                         ------------------------------

LONG-TERM DEBT, less current maturities                                       195,095           440,674

COMMON STOCK SUBJECT TO PUT                                                 1,819,985         1,819,985

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock                                                                  140,062            41,426
Additional paid-in capital                                                 69,028,013        58,074,793
Treasury stock                                                               (540,000)             ---
Deferred compensation                                                      (1,282,500)             ---
Accumulated deficit                                                       (71,492,463)      (50,481,713)
Accumulated other comprehensive loss                                       (1,787,735)       (1,475,779)
Common stock subject to put                                                (1,819,985)       (1,819,985)
                                                                         ------------------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                       (7,754,608)        4,338,742
                                                                         ------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 23,511,189      $ 25,914,597
                                                                         ==============================

                                       F-5
    The accompanying notes are an integral part of these financial statements

                           SWISSRAY INTERNATIONAL INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    YEARS ENDED JUNE 30, 1999, 1998 and 1997

                                          ----------------------------------------------------
                                               1999                1998                1997
                                                                 (Restated)         (Restated)
                                          ----------------------------------------------------
NET SALES                                 $ 17,295,882        $ 22,892,978        $ 13,151,701
COST OF SALES                               13,529,301          18,081,786           8,445,414
                                          ----------------------------------------------------
GROSS PROFIT                                 3,766,301          4,811,192           4,706,287
                                          ----------------------------------------------------

OPERATING EXPENSES
Officers and directors compensation          5,014,293             569,816           1,816,879
Salaries                                     3,784,305           4,168,540           2,059,396
Selling                                      3,207,646           3,740,391           1,873,389
Research and development                     1,808,107           3,542,149           5,786,158
General and administrative                   2,484,756           2,612,262           2,879,257
Restructuring cost                                 ---             500,000                 ---
Other operating expenses                     1,066,039           1,735,877           1,645,800
Bad debts                                      706,877             133,196             619,160
Depreciation and amortization                1,273,916           1,745,498             770,294
                                          ----------------------------------------------------
TOTAL OPERATING EXPENSES                    19,345,939          18,747,729          17,450,333
                                          ----------------------------------------------------

LOSS BEFORE OTHER INCOME (EXPENSES)
  AND INCOME TAXES                         (15,579,358)        (13,936,537)        (12,744,046)

Other income (expenses)                         40,385            (281,227)            318,763
Interest expense                            (4,638,928)         (8,590,268)           (762,168)
                                          ----------------------------------------------------
OTHER EXPENSES                              (4,598,543)         (8,871,495)           (443,405)
                                          ----------------------------------------------------

LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEMS                      (20,177,901)        (22,808,032)        (13,187,451)

INCOME TAX PROVISION                               ---                 ---             110,223
                                          ----------------------------------------------------

LOSS FROM CONTINUING OPERATIONS
  BEFORE EXTRAORDINARY ITEMS               (20,177,901)        (22,808,032)        (13,297,674)


Extraordinary income (expenses)               (832,849)            304,923            (384,514)
                                          ----------------------------------------------------
NET LOSS                                  $(21,010,750)       $(22,503,109)       $(13,685,188)

                                          ====================================================


LOSS PER COMMON SHARE BASIC
Loss from continuing operations                  (3.09)              (8.48)              (8.41)
Extraordinary items                              (0.13)               0.11               (0.24)
                                          ----------------------------------------------------
NET LOSS                                         (3.22)              (8.37)              (8.65)

                                          ====================================================
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                           6,525,423           2,690,695           1,581,757
                                          ============           =========           =========


                                       F-6
    The accompanying notes are an integral part of these financial statements

                           SWISSRAY INTERNATIONAL INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED JUNE 30, 1999, 1998 AND 1997

                                                                    ----------------------------------------------------
                                                                        1999                1998                1997
                                                                    ----------------------------------------------------
                                                                                                              (Restated)
CASH FLOWS FROM OPERATING ACTIVITES
Net loss                                                            $(21,010,750)       $(22,503,109)       $(13,685,188)
Adjustment to reconcile net loss to net
        cash used by operating activities
        Depreciation and amortization                                  1,327,395           1,874,206             770,294
        Provision for bad debts                                          931,146             (38,803)            552,725
        Write-off of affiliate receivable                                    ---                 ---             166,384
        Common stock and stock options issued for services             4,755,925                 ---           2,309,435
        Issuance of common stock in lieu of interest payments            128,107             449,376             132,950
        Interest expense on Debt issuance cost and
          conversion benefit                                           2,778,006           7,905,225             511,125
        Interest expense on option value per Black Scholes                91,763                 ---                 ---
        Early extinguishment of debt (gain)                              832,849            (304,923)                ---
        Deferred compensation                                           (707,222)                ---                 ---

        (Increase) decrease in operating assets:
        Accounts receivable                                              (51,866)          2,887,427          (1,857,662)
        Accounts receivable - others                                         ---                ---               31,533
        Accounts receivable - long-term                                      ---             163,680             283,603
        Inventories                                                      368,744          (3,790,038)           (998,271)
        Prepaid expenses and sundry receivables                          635,106             434 229            (860,457)
        Increase (decrease) in operating liabilities:
        Accounts payable                                                 391,873            (306,300)          1,601,074
        Accounts payable-affiliates                                          ---                 ---              (1,541)
        Accrued expenses                                                (361,606)          1,463,512             266,245
        Customers deposits                                               101,924               6,147              92,763
                                                                    ----------------------------------------------------
NET CASH USED BY OPERATING ACTIVITIES                                 (9,788,606)        (11,759,371)        (10,684,988)
                                                                    ----------------------------------------------------

CASH FLOW FROM INVESTING ACTIVITIES
        Acquisition of property and equipment                           (692,954)         (2,849,205)         (3,431,375)
        Capitalized computer software                                     (1,518)           (225,174)           (352,036)
        Patents and trademarks                                               ---             (52,386)            (12,925)
        Goodwill                                                             ---            (802,107)           (299,837)
        Asset purchase net of cash received                                  ---            (591,108)                ---
        Increase in notes receivable                                    (199,132)                ---                 ---
        Collection of note receivable                                        ---                 ---             448,857
        Security deposits                                                 10,245               5,448             (23,776)
        (Repayment of) loan receivable                                     4,056              (2,608)              2,896
                                                                    ----------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                                   (879,303)         (4,517,140)         (3,668,196)

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from short-term borrowings                           20,191,413          10,342,060           9,198,821
        Proceeds from long-term borrowings                                   ---                 ---             248,987
        Proceeds related to debentures not funded                       (227,273)                ---                 ---
        Principal payment of short-term borrowings                   (11,268,343)         (3,852,075)         (2,093,074)
        Principal payment of long-term borrowings                       (245,580)            (21,748)           (442,681)
        Principal payment of long-term borrowings with stock                 ---             (62,267)                ---
        Issuance of common stock for cash                              3,160,396           8,461,262           7,753,222
        Purchase of treasury stock                                      (540,000)                ---                 ---
        Repayment from (payment to) stockholders and officers             (2,207)            (68,032)             87,653
                                                                    ----------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                                 11,068,406          14,779,200          14,752,928
                                                                    ----------------------------------------------------
EFFECT OF EXCHANGE RATE ON CASH                                         (400,752)           (332,444)           (561,122)
                                                                    ----------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                             (255)         (1,809,755)           (161,378)
CASH AND CASH EQUIVALENT - beginning of period                         1,281,552           3,091,307           3,252,685
                                                                    ----------------------------------------------------
CASH AND CASH EQUIVALENTS - end of period                           $  1,281,297        $  1,281,552        $  3,091,307

                                                                    ====================================================

                                      F-7
    The accompanying notes are an integral part of these financial statements

                       SUPPLEMENTAL CASH FLOW INFORMATION

                                                                   ----------------------------------------------------
                                                                        1999                1998                1997
                                                                   ----------------------------------------------------
Cash paid for interest                                              $    462,997        $    161,093        $   122,427
Cash paid for taxes                                                          ---                 ---             56,562

DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES

Stock options, warrants and common stock issued for services           2,644,163                 ---          2,287,935
Shares issued in lieu of interest paymnets                               126,107             449,376            132,950
Stock issued for acquisition                                                 ---           1,499,997            120,000
Beneficial conversion feature recorded as additional paid-in
   capital                                                             1,633,164           5,738,149          1,000,000


SWISSRAY INTERNATIONAL, INC.
CONSOLITATED STATEMENT OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 1999, 1998 and 1997

                                                                                                             Common
                                                                                        Additional            Stock
                                                                                          Paid-in             to be
                                                                  Common Stock            Capital             issued     Treasury
                                                              Shares         Amount      (Restated)         (Restated) )   Stock
                                                             --------------------------------------------------------------------
BALANCE - July  1, 1996                                      1,418,506       $  14,185   $ 25,770,534   $         --    $      --

COMPREHENSIVE LOSS:
     Net loss of the year                                           --              --             --             --           --
     Foreign currency translation losses net of taxes $ -0-         --              --             --             --           --

     TOTAL COMPREHENSIVE LOSS                                       --              --             --             --           --

Issuance of common stock for cash                              519,776           5,197      7,630,495             --           --
Stock options exercised for cash                                16,100             161        117,369             --           --
Issuance of common stock in lieu of interest payment             7,061              71        132,879             --           --
Beneficial conversion feature of convertible debentures             --              --      1,000,000             --           --
Stock options granted as compensation                               --              --         25,000             --           --
Stock options granted for services                                  --              --      1,161,462             --           --
Shares to be issued to officers for services                        --              --             --      1,122,973           --
Purchase of subsidiary for stock                                 8,000              80        119,920             --           --
Common stock subject to put                                         --              --             --             --           --
                                                             --------------------------------------------------------------------

BALANCE - JUNE 30, 1997                                      1,969,443          19,694     35,957,659      1,122,973           --

COMPREHENSIVE LOSS:
     Net loss of the year                                           --              --             --             --           --
     Foreign currency translation losses net of taxes $ -0-         --              --             --             --           --

     TOTAL COMPREHENSIVE LOSS                                       --              --             --             --           --

Issuance of common stock for cash                            2,013,688          20,137     13,581,739             --           --
Stock options exercised for cash                                16,900             169        123,201             --           --
Shares issued to officers for services                          48,259             483      1,122,490     (1,122,973)          --
Issuance of common stock in lieu of interest payment            60,999             610        448,766             --           --
Beneficial conversion feature of convertible debentures             --              --      5,738,149             --           --
Early extinguishment of Debt                                        --              --       (396,875)            --           --
Issuance of common stock for asset purchase                     33,333             333      1,499,664             --           --
Common Stock subject to put                                         --              --             --             --           --
                                                             --------------------------------------------------------------------
BALANCE - JUNE 30, 1998                                      4,142,622          41,426     58,074,793            --            --


COMPREHENSIVE LOSS:
     Net loss of the year                                           --              --             --             --           --
     Foreign currency translation losses net of taxes $ -0-         --              --             --             --           --

     TOTAL COMPREHENSIVE LOSS                                       --              --             --             --           --

Issuance of common stock for cash                            3,861,287          38,613      3,121,784             --           --
Stock options exercised for services                             1,000              10          7,290             --           --
Shares issued for services                                   3,801,500          38,015        913,110             --           --
Issuance of common stock in lieu of interest payment           199,830           1,998        126,109             --           --
Beneficial conversion feature of convertible debentures             --              --      1,633,164             --           --
Shares issued to officers for services                       2,000,000          20,000      4,300,000             --           --
Treasury stock - at cost                                            --              --             --             --     (540,000)
Interest expense on option value per Black Scholes                  --              --         91,763             --           --
                                                            ----------------------------------------------------------------------
BALANCE - JUNE 30, 1999                                     14,006,239    $    140,062   $ 69,028,013   $         --    $(540,000)
                                                            ======================================================================
                                      F-9

                                                             Accumulated                  Other
                                                               Deficit    Deferred    Comprehensive  Common Stock      Total
                                                              (Restated) Compensation      Loss      Subject to Put  (Restated)
                                                            --------------------------------------------------------------------

BALANCE - July  1, 1996                                      $(14,293,416) $      --   $   (836,047)  $        --    $10,655,256

COMPREHENSIVE LOSS:
     Net loss of the year                                     (13,685,188)        --             --            --     (13,685,188)
     Foreign currency transaction losses net of taxes $ -0-            --         --       (592,487)           --        (592,487)
                                                                                                                    --------------
     TOTAL COMPREHENSIVE LOSS                                          --         --             --            --     (14,277,675)
                                                                                                                    --------------
Issuance of common stock for cash                                      --         --             --            --       7,635,692
Stock options exercised for cash                                       --         --             --            --         117,530
Issuance of common stock in lieu of interest payment                   --         --             --            --         132,950
Beneficial conversion feature of convertible debentures                --         --             --            --       1,000,000
Stock options granted as compensation                                  --         --             --            --          25,000
Stock options granted for services                                     --         --             --            --       1,161,462
Shares to be issued to officers for services                           --         --             --            --       1,122,973
Purchase of subsidiary for stock                                       --         --             --            --         120,000
Common Stock subject to put                                            --         --             --      (320,000)       (320,000)
                                                            ---------------------------------------------------------------------

BALANCE - JUNE 30, 1997                                       (27,978,604)        --     (1,428,534)     (320,000)      7,373,188

COMPREHENSIVE LOSS:
     Net loss of the year                                     (22,503,109)        --             --            --     (22,503,109)
     Foreign currency transaction losses net of taxes $ -0-                                 (47,245)           --         (47,245)
                                                                                                                    --------------
     TOTAL COMPREHENSIVE LOSS                                          --         --             --            --     (22,550,354)

Issuance of common stock for cash                                      --         --             --            --      13,601,876
Stock options exercised for cash                                       --         --             --            --         123,370
Shares issued to officers for services                                 --         --             --            --              --
Issuance of common stock in lieu of interest payment                   --         --             --            --         449,376
Beneficial conversion feature of convertible debentures                --         --             --            --       5,738,149
Early extinguishment of Debt                                           --         --             --            --        (396,875)
Issuance of common stock for asset purchase                            --         --             --            --       1,499,997
Common Stock subject to put                                            --         --             --    (1,499,983)     (1,819,985)
                                                            ----------------------------------------------------------------------

BALANCE - JUNE 30, 1998                                       (50,481,713)        --     (1,475,779)   (1,819,985)      4,338,742

COMPREHENSIVE LOSS:
     Net loss of the year                                     (21,010,750)        --             --            --     (21,010,750)
     Foreign currency translation losses net of taxes $ -0-         --            --       (311,956)           --        (311,956)
                                                                                                                    --------------
     TOTAL COMPREHENSIVE LOSS                                       --            --             --            --     (21,322,706)

Issuance of common stock for cash                                   --            --             --            --       3,160,397
Stock options exercised for services                                --            --             --            --           7,300
Shares issued for services                                          --       (1,282,500)          --            --        426,625
Issuance of common stock in lieu of interest payment                --            --             --            --         128,107
Beneficial conversion feature of convertible debentures             --            --             --            --       1,633,164
Shares issued to officers for services                              --            --             --            --       4,320,000
Treasury stock - at cost                                            --            --             --            --        (540,000)
Interest expense on option value per Black Scholes                  --            --             --            --          91,763
                                                            ---------------------------------------------------------------------
BALANCE - JUNE 30, 1999                                   $(71,492,463)   $  (1,282,500)  $ (1,787,735)  $(1,819,985) $ (7,754,608)
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

NOTE 10 - SHARES ISSUED FOR COMPENSATION

Pursuant to agreements between the President of the Company and the Company, dated as of December 1996 and June 1997, the Company incurred additional compensation to the officer payable as 48,259 shares with a fair value of $1,122,973. The compensation was in consideration of the officer's agreement for the cancellation of 1,608,633 shares of common stock held by the officer or companies controlled by him which allowed the Company to maintain a sufficient number of shares of common stock to meet certain obligations of the Company to issue common stock and to permit certain financings prior to the increase in the number of authorized shares of common stock from 15,000,000 to 30,000,000 shares. The shares were issued by the Company on July 22, 1997. In June 1999 the Company incurred additional compensation to the President of the Company of 2,000,000 shares with a fair value of $4,320,000. The compensation was in consideration of the President's agreement to extinguish his rights contained in his employment agreement which entitled him to a 25% bonus of the Company's earnings (as defined).

In 1999 the Company issued 3,800,000 shares of common stock with a fair value of $1,710,000 to consultants for services to be rendered over terms of one to five years. Such amount has been deferred and is being amortized over the term of the consulting agreements.

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
Debt issuance cost was $240,000, beneficial conversion feature was $420,436.              2,000,000            2,000,000

Convertible  debenture of $6,143,849 dated  August  31,  1988  and  due  August
31, 2000 with interest of 5% per annum.  The  debentures  are  convertible  into common shares at a price equal to the lesser of eighty-two  (82%) of the average closing bid price for the ten trading days  preceding the date of the conversion.
All  debentures  are  convertible  at the  earlier of a  registration  effective date or March 1, 1998.  Any  debenture not so converted is subject to  mandatory conversion on August 31, 2000.  The company at its sole direction can redeem the debenture at 115% of the face amount up to the fourth month,  at 120% within the fifth  and  sixth  month and at 125% after the sixth month following the closing date. $514.428 of the balance was converted into 1,051,529 shares in Fiscal 1999
 .  Debt issuance cost was $311,000, beneficial conversion  feature was $-0-.              5,629,421                 -


Convertible debenture including $ 540,000 repurchase of stock  dated  October 6,
1988 and due  October 6, 2000 with  interest  of 5% per annum.The debentures are convertible  into  common  shares  at  a price equal to the lesser of eighty-two
(82%) of the average closing bid price for the ten trading  days  preceding  the date  of the  conversion.  All  debentures  are  convertible  at  the earlier of
a  registration  effective  date  or  October  6,  1998.   Any  debenture not so
converted  is  subject  to mandatory  conversion on October 6, 2000. The Company at its sole direction can redeem the debenture at 115% of the  face amount up to the fourth month, at 120% within the fifth and sixth month and at 125% after the sixth  month  following  the  closing  date.  Debt  issuance  cost was $300,000,
beneficial conversion feature was $53,112.                                                2,940,000                 -

Convertible  debenture  dated  January  29, 1999  and  due January 29, 2001 with interest of 3% per each 30 days for the first ninety days, 3.5% per each 30 days for the ninety-first to the one  hundred-twentieth day and  4%  per each 30 days from the hundred-twenty-first day until the earlier  of conversion or redemption
The debentures are  convertible into common shares at a price equal to the lesser of eighty-two  (82%) of the average  closing bid price  for the ten trading days preceding  the date of the  conversion.  All debentures are  convertible at  the earlier  of  a registration  effective date or January  29, 1999.  Any debenture not so  converted  is subject to  mandatory conversion on January 29, 2001.  The
Company  at  its  sole  direction  can redeem the  debentures  at any time. Debt
issuance cost was $150,000, beneficial conversion feature was $-0-.                       1,170,000                 -

Convertible debenture dated May 13, 1999 and due May 13, 2001  with  interest of
5% per annum.  The debentures are convertible  into common  shares  at  a  price equal to the lesser of eighty (80%) of the average closing bid price for the ten
trading  days  preceding  the  date  of  the  conversion.  All  debentures   are
convertible at the earlier of a registration  effective date  or  May 13,  1999.
Any  debenture  not so  converted  is  subject  to  mandatory conversion  on May
13, 2001.  The company at its sole  direction  can redeem the  debenture at 115%
of the face amount up to the fourth month,  at 120% within the  fifth  and sixth month  and  at  125%  after  the  sixth month  following  the closing date. Debt issuance cost was $80,000, interest rollover  was $39,600, beneficial conversion
feature was $735,025.                                                                     1,119,600                  -

Convertible debenture dated May 31, 1999 and due May 31,  2001  with interest of
5% per annum.  The debentures are convertible  into common  shares  at  a  price equal to the lesser of eighty (80%) of the average closing bid price for the ten trading days  preceding  the date of the  conversion.  All debentures are convertible at the earlier of a registration  effective date  or  May 31,  1999.
Any  debenture  not so  converted  is  subject  to  mandatory conversion  on May
31, 2001.  The company at its sole  direction  can redeem the  debenture at 115%
of the face amount up to the fourth month,  at 120% within the  fifth  and sixth month and at 125% after the sixth month following the closing date.Debt issuance cost was $110,000, interest rollover was $22,200, beneficial  conversion feature
was $140,049.                                                                             1,132,200             -

Convertible debenture dated June 26, 1999 and due June 26, 2001 with interest of
5% per annum.  The debentures are convertible  into common  shares  at  a  price equal to the lesser of eighty (80%) of the average closing bid price for the ten
trading   days  preceding  the  date  of  the  conversion.  All  debentures  are convertible at the earlier of a registration  effective date  or June 26,  1999.
Any  debenture  not so  converted  is subject  to  mandatory conversion  on June
26, 2001.  The company at its sole  direction can redeem the  debenture  at 115%
of the face amount up to the fourth month,  at 120% within the  fifth  and sixth month and at 125% after the sixth month following the closing date.Debt issuance cost was $50,000, interest rollover was $11,000,  beneficial  conversion feature
was $281,005.                                                                             561,000               -




Convertible debenture dated May 5, May 24 and June 10, 1999  and  due May 5, May
24 and June 10, 2001, respectively with interest of 5% per annum. The debentures are  convertible  into  common  shares  at  a price equal to eighty (80%) of the average closing bid price for the ten trading days preceding  the  date  of  the conversion.  The  investor  shall not be allowed to convert any  portion  of the
Debentures  for 120 days from the Closing  date, unless the bid price is greater than $5.50.  Every 30-day  period after the Closing  date,  the  investor  shall be allowed  to  convert  and sell based upon if the bid price is over $1.50 then
15% of the  original  face amount can be  converted,  if the bid  price  is over
$7.50 then 20% of the original  face amount  can  be  converted.  No  conversion can be  made  for 300  days if the bid  price  is  below  $1.50  All  debentures are  convertible  at the earlier of a registration  effective date or May 5, May
24 and June 10, 1999, respectively. Any debenture  not  so  converted is subject
to  mandatory   conversion  on  May  5,  May 24 and June 10, 2001, respectively.
The company at its sole direction can redeem the debenture at 120%  of the  face
amount  including  interest.  Debt  issuance  cost   was   $100,000,  beneficial
conversion feature was $423,973.                                                            850,000             -
                                                                                  -----------------      ---------------
                                                                                         15,402,221            7,645,969
Less: discount due to beneficial conversion features, net of accumulated amortization of $327,604 and $310,559
respectively                                                                                (96,369)            (315,327)
                                                                                  -----------------      ---------------
                                                                                  $      15,305,852    $       7,330,642
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

The Company derives all of its revenues from its subsidiaries located in the United States, Switzerland and Germany. Sales by geographic areas for the years ended June 30, 1999, 1998 and 1997 were as follows:


                                                         1999                      1998                      1997
                                                 --------------------        -----------------         ----------------
United States                                  $            4,026,931     $          9,127,569      $         2,000,608
Switzerland                                                12,625,381               12,851,115                2,184,161
Germany                                                       643,570                  914,294                1,393,072
Other export sales                                        -                          -                        7,573,860
                                                 ====================        =================         ================
                                            $              17,295,882     $         22,892,978      $        13,151,701
                                                 ====================        =================         ================

The following summarizes identifiable assets by geographic area:


                                                                            1999                         1998
                                                                    ---------------------          -----------------
United States                                                     $             7,522,543       $          8,075,151
Switzerland                                                                    16,007,209                 17,454,379
Germany                                                                           231,437                    385,067
                                                                    ---------------------          -----------------
                                                                  $            23,763,188       $         25,914,597
                                                                    =====================          =================

The following summarizes operating losses before provision for income tax:


                                                         1999                     1998                     1997
                                                  ------------------       -------------------      -------------------
United States                                  $        (14,542,148)     $        (13,962,842)    $           (175,254)
Switzerland                                              (5,392,436)               (8,803,842)             (12,678,800)
Germany                                                    (243,317)                  (42,184)                (333,397)
                                                  ------------------       -------------------      -------------------
                                               $        (20,177,901)     $        (22,808,868)    $        (13,187,451)
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

                                                        Annual Compensation                       Long-Term Compensation
                                            Fiscal                             Other Annual       Stock         All Other
Name and Principal Position                  Year        Salary    Bonus       Compensation      Options     Compensation
------------------------------------        -----    -----------   -----       ------------      -------     ------------
Ruedi G. Laupper                            1999     $202,498        ---     $4,335,000(1)(8)         --              ---
  President and Chief Executive             1998     $189,644        ---     $15,000 (1)            --              ---
  Officer, Chairman of the                  1998         ---         ---     $1,122,973 (1)         --              ---
  Board of Directors                        1997     $146,983        ---     $15,000 (1)           12,000(5)        ---

Josef Laupper                               1999     $ 87,822        ---     $12,000 (1)           ---              ---
  Secretary, Treasurer                      1998     $ 94,669        ---     $12,000 (1)           ---              ---
                                            1997     $ 96,861        ---     $12,000 (1)           ---              ---

Ueli Laupper                                1999     $ 92,001        ---     $10,000 (1)           ---              ---
  Vice President International              1998     $ 95,685        ---     $10,000 (1)           ---              ---
  Sales (2)                                 1997     $    ---        ---     $    ---              ---              ---

Herbert Laubscher
  Chief Financial Officer (2)(3)            1998     $ 79,244        ---     $    ---              ---              ---
                                            1997     $    ---        ---     $    ---              ---              ---

Ulrich R. Ernst (4)
                                            1997     $ 96,979        ---     $10,000 (1)           ---              ---

Erich A. Kalbermatter                       1999     $153,439        ---     $     ---             ---              ---
  Chief Operating Officer (6)               1998     $ 33,652        ---     $     ---             ---              ---
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

           Signature     Title                            Date

/s/ Reudi G. Laupper     Chairman of the Board of         Dated: May  1, 2000
--------------------
Reudi G. Laupper         Directors, President &
                         Principal Executive Officer

/s/ Josef Laupper        Secretary, Treasurer and a       Dated: May  1, 2000
--------------------
Josef Laupper            Director

/s/ Michael Laupper
--------------------     Principal Financial Officer      Dated: May  1, 2000
Michael Laupper          & Controller


/s/ Ueli Laupper          Vice President and a Director   Dated: May  1, 2000
---------------------
Ueli Laupper

/s/Dr. Erwin Zimmerli
--------------------      Director                        Dated: May  1, 2000
Dr. Erwin Zimmerli


--------------------      Director                        Dated: May  , 2000
Dr. Sc. Dov Maor

Supplemental Information

         Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to section 12 of the Act.

Not Applicable