Form 10-Q/A
period 1999-09-30
SWISSRAY INTERNATIONAL INC
filed 2000-05-03
CIK 1002137

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

                           SWISSRAY INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                                       September 30,  June 30,
                                                          1999         1999
                                                       (Unaudited)
                                                      -----------   -----------
CURRENT ASSETS
Cash and cash equivalents .......................     $ 2,171,949   $ 1,281,297
Accounts receivable, net of allowance for doubtful
accounts of $ 212,166 and $ 219,993 .............       2,593,626     2,448,879
Inventories .....................................       7,240,734     7,332,401
Prepaid expenses and sundry receivables .........         749,797       866,804
                                                      -----------   -----------
Total Current Assets ............................      12,756,106    11,929,381
                                                      -----------   -----------
PROPERTY AND EQUIPMENT ..........................       6,193,048     6,283,040
                                                      -----------   -----------
OTHER ASSETS
Loan receivable .................................          16,987        15,948
Licensing agreement .............................       2,979,945     3,104,109
Patents and trademarks ..........................         192,441       199,906
Software develompent costs ......................         328,167       347,762
Security deposits ...............................          26,625        28,035
Goodwill ........................................       1,554,674     1,603,007
Debenture receivable ............................            --         227,273
Debt issance costs on convertible debentures ....            --          22,728
TOTAL OTHER ASSETS ..............................       5,098,839     5,548,768
                                                       -----------   -----------
Total Assets ....................................     $24,047,993   $23,761,189
                                                      ===========   ===========
                                        F 1

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Current maturities of long-term debt ............  $    226,726    $    247,028
Notes payable - banks ...........................     4,060,490       3,667,159
Notes payable - short-term ......................     2,230,908       1,700,000
Loan payable ....................................       125,590         126,006
Accounts payable ................................     5,318,943       5,422,321
Accrued expenses ................................     2,642,437       2,003,844
Restructuring ...................................       500,000         500,000
Customer deposits ...............................       132,986         278,507
                                                      -----------   -----------
TOTAL CURRENT LIABILITIES .......................    15,238,080      13,944,865
                                                      -----------   -----------
Convertible Debentures, net of conversion benefit    15,901,793      15,555,852
                                                      -----------   -----------
LONG-TERM DEBT, less current maturities .........       196,310         195,095
                                                      -----------   -----------
COMMON STOCK SUBJECT TO PUT .....................       319,985       1,819,985
                                                      -----------   -----------
STOCKHOLDERS' DEFICIT

Common stock ....................................       159,083         140,062
Additional paid-in capital ......................    72,630,896      69,028,013
Treasury Stock ..................................    (2,040,000)       (540,000)
Deferred Compensation ...........................      (855,000)     (1,282,500)
Accumulated deficit .............................   (75,435,878)    (71,492,463)
Accumulated other comprehensive loss ............    (1,747,291)     (1,787,735)
Common stock subject to put .....................      (319,985)     (1,819,985)
                                                      -----------   -----------
TOTAL STOCKHOLDERS' DEFICIT .....................    (7,608,175)     (7,754,608)
                                                      -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT .....  $ 24,047,993    $ 23,761,189
                                                      ===========   ===========
                                       F 2

                           SWISSRAY INTERNATIONAL INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                            Three Months Ended
                                               September 30,
                                           1999            1998
                                        Unaudited       Unaudited
                                      ------------    ------------
NET SALES .........................   $  3,879,167    $  3,656,441
COST OF SALES .....................      2,978,034       2,836,914
                                      ------------    ------------
GROSS PROFIT ......................        901,133         819,527
                                      ------------    ------------
OPERATING EXPENSES
Officers and directors compensation        137,813         155,187
Salaries ..........................      1,022,441       1,085,186
Selling ...........................        753,532         512,799
Research and development ..........        465,232         406,038
General and administrative ........        262,747         450,640
Other operating expenses ..........         85,548         264,489
Depreciation and amortization .....        321,881         293,749
                                      ------------    ------------
TOTAL OPERATING EXPENSES ..........      3,049,194       3,168,088
                                      ------------    ------------
LOSS BEFORE OTHER INCOME (EXPENSES)
   AND EXTRAORDINARY ITEM .........     (2,148,061)     (2,348,561)

Other income (expenses) ...........         26,258        (183,367)
Interest expense ..................     (1,821,613)       (653,896)
                                      ------------    ------------
OTHER INCOME (EXPENSES) ...........     (1,795,355)       (837,263)
                                      ------------    ------------
LOSS FROM CONTINUING OPERATIONS
  BEFORE EXTRAORDINARY ITEM .......     (3,943,417)     (3,185,824)

Extraordinary expense .............           --           (29,667)
                                      ------------    ------------
NET LOSS ..........................   $ (3,943,417)   $ (3,215,491)
                                      ============    ============
LOSS PER COMMON SHARE
Loss from continuing operations ...   ($      0.27)   ($      0.70)
Extraordinary items ...............           0.00           (0.01)
                                      ------------    ------------
NET LOSS ..........................   ($      0.27)   ($      0.71)
                                      ============    ============
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING ................     14,786,198       4,510,201
                                      ------------    ------------
                                       F 3

                          SWISSRAY INTERNATIONAL INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                      Three Months Ended
                                                         September 30,
                                                       1999              1998
                                                   ----------        ----------
                                                    Unaudited        Unaudited

NET LOSS ...................................     $ (3,943,417)   $ (3,215,491)
Other Comprehensive income, net of tax                 40,444         107,004
                                                   ----------       -----------
Comprehensive loss                               $ (3,902,973)   $ (3,108,487)
                                                   ==========       ===========

                                      F 4

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

                                      F 5

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

         Operating expenses were $3,049,194, or 78.6% of net revenues, for the three-month period ended September 30, 1999, compared to $3,168,088, or 86.6% of net revenues for the three-month period ended September 30, 1998. The principal items were salaries (net of officers and directors compensation) of $1,022,441 or 26.4% of net sales for the three-month period ended September 30, 1999 compared to $1,085,186 or 29.7% of net sales for the three-month period ended September 30, 1998 and selling expenses of $753,532 or 19.4% of net sales for the three-month period ended September 30, 1999 compared to $512,799 or 14.0% of net sales for the three-month period ended September 30, 1998. Research and development expenses were $465,232 or 12.0% of net sales for the three-month period ended September 30, 1999 compared to $406,038 or 11.1% of net sales for the three-month period ended September 30, 1998.

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

                                      SWISSRAY INTERNATIONAL, INC.

                                By:\S\Ruedi G. Laupper_____________
                                   Ruedi G. Laupper, Chairman of the
                                   Board of Directors, President and
                                   Chief Executive Officer

Date:  May  1, 2000