Form 10-Q/A
period 1999-12-31
SWISSRAY INTERNATIONAL INC
filed 2000-05-03
CIK 1002137

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

Item 1.       Financial Statements                                         F1-F8

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


                           SWISSRAY INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEET


                                     ASSETS

                                                     December 31,    June 30,
                                                         1999          1999
                                                     (Unaudited)
                                                    ------------    ----------
CURRENT ASSETS

Cash and cash equivalents ........................   $ 3,714,913   $ 1,281,297
Accounts receivable, net of allowance for doubtful
accounts of $ 202,942 and $ 219,993 ..............     2,586,887     2,448,879
Inventories ......................................     6,546,931     7,332,401
Prepaid expenses and sundry receivables ..........       706,589       866,804
                                                     -----------   -----------
TOTAL CURRENT ASSETS .............................    13,555,320    11,929,381


PROPERTY AND EQUIPMENT ...........................     6,483,486     6,283,040

OTHER ASSETS
Loan receivable ..................................        15,267        15,948
Licensing agreement ..............................     2,855,780     3,104,109
Patents and trademarks ...........................       185,298       199,906
Software develompent costs .......................       307,799       347,763
Security deposits ................................        37,449        28,035
Goodwill .........................................     1,506,341     1,603,007
                                                     -----------   -----------
TOTAL OTHER ASSETS ...............................     4,907,934     5,298,768
                                                     -----------   -----------

TOTAL ASSETS .....................................   $24,946,740   $23,511,189
                                                     ===========   ===========
                                         F 1

                                                    December 31,    June 30,
                                                         1999          1999
                                                     (Unaudited)
                                                    ------------    ----------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Current maturities of long-term debt ............   $    191,655    $   247,028
Notes payable - banks ...........................      5,231,860      3,667,159
Notes payable - short-term ......................        772,767      1,700,000
Loan payable ....................................        117,332        126,006
Accounts payable ................................      4,459,599      5,422,321
Accrued expenses ................................      2,493,918      2,003,844
Restructuring ...................................        500,000        500,000
Customer deposits ...............................        227,490        278,507
                                                      ------------   -----------
TOTAL CURRENT LIABILITIES .......................     13,994,621     13,944,865

Convertible Debentures, net of conversion benefit     15,292,793     15,305,852

LONG-TERM DEBT, less current maturities .........        181,141        195,095

COMMON STOCK SUBJECT TO PUT .....................        319,985      1,819,985

STOCKHOLDERS' EQUITY

Common stock ....................................        206,120        140,062
Additional paid-in capital ......................     83,765,653     69,028,013
Treasury Stock ..................................     (2,040,000)      (540,000)
Deferred Compensation ...........................       (336,500)    (1,282,500)
Accumulated deficit .............................    (84,410,897)   (71,492,463)
Accumulated other comprehensive loss ............     (1,706,191)    (1,787,735)
Common stock subject to put .....................       (319,985)    (1,819,985)
                                                    ------------    ------------
TOTAL STOCKHOLDERS' EQUITY ......................     (4,841,800)    (7,754,608)
                                                    ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......   $ 24,946,740   $ 23,511,189
                                                    ============    ============
                                         F 2

                           SWISSRAY INTERNATIONAL INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                       Six Months Ended
                                                         December 31,
                                                       1999              1998
                                                   ----------        ----------
                                                    Unaudited        Unaudited

NET SALES ..................................     $  6,957,028      $ 10,101,147
COST OF SALES ..............................        5,332,562         7,969,342
                                                   ----------        ----------
GROSS PROFIT ...............................        1,624,466         2,131,805

OPERATING EXPENSES
Officers and directors compensation ........        2,425,390           396,894
Salaries ...................................        2,423,131         2,064,577
Selling ....................................        2,372,488         1,438,281
Research and development ...................          895,072           843,589
General and administrative .................          921,881           710,818
Other operating expenses ...................          571,720           561,007
Bad debts ..................................           16,001             7,383
Depreciation and amortization ..............          678,396           590,762
                                                   ----------        ----------
TOTAL OPERATING EXPENSES ...................       10,304,079         6,613,311
                                                   ----------        ----------
LOSS BEFORE OTHER INCOME (EXPENSES) ........       (8,679,613)       (4,481,506)

Other income (expense) .....................           20,489          (358,995)
Interest expense ...........................       (4,168,310)       (1,412,696)
                                                   ----------        ----------
OTHER EXPENSES .............................       (4,147,821)       (1,771,691)
                                                   ----------        ----------
LOSS FROM CONTINUING OPERATIONS
  BEFORE EXTRAORDINARY ITEMS ...............      (12,827,434)       (6,253,197)

Extraordinary expenses .....................             --            (832,849)
                                                   ----------        ----------
NET LOSS ...................................     $(12,827,434)     $ (7,086,046)
                                                   ==========        ==========

LOSS PER COMMON SHARE
Loss from continuing operations ............     $      (0.79)     $      (1.35)
Extraordinary items ........................             0.00             (0.18)
                                                   ----------        ----------
NET LOSS ...................................     $      (0.79)     $      (1.54)
                                                   ==========        ==========
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING .........................       16,141,977         4,625,626


                                       F 3

                           SWISSRAY INTERNATIONAL INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                       Six Months Ended
                                                         December 31,
                                                       1999              1998
                                                   ----------        ----------
                                                    Unaudited        Unaudited

NET LOSS ...................................     $(12,827,434)     $ (7,086,046)
Other Comprehensive income, net of tax                 81,544            20,037
                                                   ----------       -----------
Comprehensive loss                               $(12,745,890)     $ (7,066,009)
                                                   ==========       ===========
                                      F 4

                           SWISSRAY INTERNATIONAL INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                       Three Months Ended
                                                          December 31,
                                                      1999              1998
                                                    ---------         ---------
                                                    Unaudited         Unaudited

NET SALES ..................................     $  3,077,861      $  6,444,706
COST OF SALES ..............................     $  2,354,527         5,132,428
                                                    ---------         ---------
GROSS PROFIT ...............................          723,334         1,312,278

OPERATING EXPENSES
Officers and directors compensation ........        2,287,577           241,707
Salaries ...................................        1,400,690           979,391
Selling ....................................        1,618,956           925,483
Research and development ...................          429,839           437,552
General and administrative .................          659,136           260,177
Other operating expenses ...................          486,171           296,518
Bad debts ..................................           16,001             7,383
Depreciation and amortization ..............          356,515           297,013
                                                    ---------         ---------
TOTAL OPERATING EXPENSES ...................        7,254,885         3,445,224
                                                    ---------         ---------
LOSS BEFORE OTHER EXPENSES .................       (6,531,551)       (2,132,946)

Other expenses .............................           (5,768)         (175,628)
Interest expense ...........................       (2,346,697)         (758,800)
                                                    ---------         ---------
OTHER EXPENSES .............................       (2,352,465)         (934,428)
                                                    ---------         ---------
LOSS FROM CONTINUING OPERATIONS
  BEFORE EXTRAORDINARY ITEMS ...............       (8,884,016)       (3,067,374)

Extraordinary expenses .....................             --            (803,182)
                                                    ---------         ---------
NET LOSS ...................................     $ (8,884,016)     $ (3,870,556)
                                                    =========         =========

LOSS PER COMMON SHARE
Loss from continuing operations ............     $      (0.52)     $      (0.66)
Extraordinary items ........................             0.00             (0.17)
                                                    ---------         ---------
NET LOSS ...................................     $      (0.52)     $      (0.85)
                                                    =========         =========
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING .........................       17,144,238         4,625,626


                                       F 5

                          SWISSRAY INTERNATIONAL INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                      Three Months Ended
                                                         December 31,
                                                       1999              1998
                                                   ----------        ----------
                                                    Unaudited        Unaudited

NET LOSS ...................................     $ (8,884,016)     $ (3,870,556)
Other Comprehensive income (loss), net of tax          41,100           (86,967)
                                                   ----------       -----------
Comprehensive loss                               $ (8,842,916)     $ (3,957,523)
                                                   ==========       ===========
                                      F 6

                           SWISSRAY INTERNATIONAL INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Six Months Ended
                                                              December 31,
                                                           1999            1998
                                                        Unaudited        Unaudited
                                                         ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITES

Net loss ..........................................   $(12,827,434)   $ (7,086,046)
Adjustment to reconcile net loss to net
 cash used by operating activities
 Depreciation and amortization ....................        714,399         617,486
 Provision for bad debts ..........................        (17,050)          2,477
 Operating expenses through issuance of
 stock options and common stock ...................        355,561            --
 Issuance of common stock in lieu of
 interest payments ................................        195,729            --
 Interest expense on debt issuance cost and
 conversion benefit ...............................      1,131,061       1,297,158
 Interest expense on option value per black scholes      1,385,473            --
 Amortization of deferred compensation ............      3,309,375            --
 Early extinguishment of  debt (gain) .............           --           832,849
 (Increase) decrease in operating assets:
 Accounts receivable ..............................       (120,957)     (1,985,436)
 Inventories ......................................        785,470        (620,696)
 Prepaid expenses and sundry receivables ..........        160,216         163,842
 Increase (decrease) in  operating liabilities:
 Accounts payable .................................       (962,723)      1,815,812
 Accrued expenses .................................        490,075        (864,444)
 Customers deposits ...............................        (51,017)       (145,739)
                                                         ---------       ---------
NET CASH USED BY OPERATING ACTIVITIES .............     (5,451,822)     (5,972,737)
                                                         ---------       ---------
CASH FLOW FROM INVESTING ACTIVITIES
 Acquisition of property and equipment ............       (500,902)       (207,223)
 Other intangibles ................................        (14,377)           --
 Security deposits ................................         (9,414)          7,134
 Increase in loan receivable ......................            681           1,974
                                                         ---------       ---------
NET CASH USED BY INVESTING ACTIVITIES .............       (524,012)       (198,115)
                                                         ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from short-term borrowings ..............      1,564,701      16,669,384
 Expenses related to debentures ...................        (13,059)            --
 Principal payment of short-term borrowings .......       (991,280)    (11,188,135)
 Principal payment of long-term borrowings ........        (13,954)        (72,950)
 Issuance of common stock for cash ................      7,683,474       1,500,000
 Issuance of stock options for cash ...............      1,598,024             --
 Purchase of Treasury Stock .......................     (1,500,000)       (540,000)
 Payment to stockholders and officers .............           --            (2,207)
                                                         ---------       ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES .........      8,327,906       6,366,092
                                                         ---------       ---------
EFFECT OF EXCHANGE RATE ON CASH ...................         81,544        (251,964)
                                                         ---------       ---------
NET INCREASE (DECREASE) IN CASH ...................      2,433,616         (56,724)
CASH AND CASH EQUIVALENT - beginning of period ....      1,281,297       1,281,552
                                                         ---------       ---------
CASH AND CASH EQUIVALENTS - end of period .........   $  3,714,913    $  1,224,828
                                                         =========       =========

                                       F 7

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

                                       F 8

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

         Operating expenses were $7,254,885, or 235.7% of net revenues, for the three-month period ended December 31, 1999, compared to $3,445,224, or 53.46% of net revenues for the three-month period ended December 31, 1998. The principal items were officers and directors compensation of $2,287,390 or 74.3% of net sales for the three-month period ended December 31, 1999 compared to $241,707 or 3.8% of net sales for the three-month period ended December 31, 1998, salaries (net of officers and directors compensation) of $1,400,690 or 45.5% of net sales for the three-month period ended December 31, 1999 compared to $979,391 or 15.2% of net sales for the three-month period ended December 31, 1998 and selling expenses of $1,618,956 or 52.6% of net sales for the three-month period ended December 31, 1999 compared to $925,483 or 14.4% of net sales for the three-month period ended December 31, 1998. Research and development expenses were $429,839 or 13.97% of net sales for the three-month period ended December 31, 1999 compared to $437,552 or 6.79% of net sales for the three-month period ended December 31, 1998 and general and administrative expenses were $659,136 or 21.4% of net sales for the three-month period ended December 31, 1999 compared to $260,177 or 4.0%% of net sales for the three-month period ended December 31, 1998. The increase in officers and directors compensation and salaries is due to the issuance of common stock to certain employees and directors. The increase in selling and general administrative expenses is due to the amortization of deferred compensation for those shares issued to consultants for services currently being rendered.


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