Form 10-Q
period 2000-03-31
SWISSRAY INTERNATIONAL INC
filed 2000-05-08
CIK 1002137

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2000

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to______________________

Commission file number      0-26972

                          SWISSRAY International, Inc.
             (Exact name of registrant as specified in its charter)

                New York                                 16-0950197
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                 Identification Number)

320 West 77TH Street Suite 1 A, New York, New York          10024
(Address of principal executive offices)                  (Zip Code)

   New York (914) 441 7841                 Switzerland  011 41 41 914 12 00
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

The number of shares outstanding of each of the registrant's classes of common stock, as of May 8, 2000 is 23,311,782 shares, all of one class of $.01 par value common stock.

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

                           SWISSRAY INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                                         March 31,      June 30,
                                                           2000           1999
                                                         ---------      --------
                                                        (Unaudited)
CURRENT ASSETS
Cash and cash equivalents ..........................   $ 3,245,610   $ 1,281,297
Accounts receivable, net of allowance for doubtful
accounts of $ 174,995 and $ 219,993 ................     4,505,719     2,448,879
Inventories ........................................     5,816,197     7,332,401
Prepaid expenses and sundry receivables ............       840,063       866,804
                                                        ----------    ----------
Total Current Assets ...............................    14,407,589    11,929,381
                                                        ----------    ----------
PROPERTY AND EQUIPMENT .............................     6,368,996     6,283,040
                                                        ----------    ----------
OTHER ASSETS
Loan receivable ....................................        75,270        15,948
Licensing agreement ................................     2,731,616     3,104,109
Patents and trademarks .............................       178,528       199,906
Software development costs .........................       281,756       347,763
Security deposits ..................................        36,533        28,035
Goodwill ...........................................     1,458,008     1,603,007
                                                        ----------     ---------
TOTAL OTHER ASSETS .................................     4,761,711     5,298,768
                                                        ----------     ---------
Total Assets .......................................   $25,538,296   $23,511,189
                                                        ==========    ==========


                                       F 1

                           SWISSRAY INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEET

                                                         March 31,      June 30,
                                                           2000           1999
                                                         ---------      --------
                                                        (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt ............   $    154,558    $   247,028
Notes payable - banks ...........................      3,689,144      3,667,159
Notes payable - short-term ......................        713,308      1,700,000
Loan payable ....................................        116,073        126,006
Accounts payable ................................      4,526,354      5,422,321
Accrued expenses ................................      3,332,833      2,003,844
Restructuring ...................................        460,000        500,000
Customer deposits ...............................      2,061,903        278,507
                                                       ---------      ----------
TOTAL CURRENT LIABILITIES .......................     15,054,173     13,944,865
                                                      ----------     -----------
Convertible Debentures, net of conversion benefit     14,242,793     15,305,852
                                                      ----------     -----------
LONG-TERM DEBT, less current maturities .........        179,847        195,095
                                                      ----------     -----------
COMMON STOCK SUBJECT TO PUT .....................        319,985      1,819,985
                                                      ----------     -----------
STOCKHOLDERS' EQUITY
Common stock ....................................        227,864        140,062
Additional paid-in capital ......................     87,046,553     69,028,013
Treasury Stock ..................................     (2,040,000)      (540,000)
Deferred Compensation ...........................              -     (1,282,500)
Accumulated deficit .............................    (87,262,687)   (71,492,463)
Accumulated other comprehensive loss ............     (1,910,247)    (1,787,735)
Common stock subject to put .....................       (319,985)    (1,819,985)
                                                      ----------     -----------
TOTAL STOCKHOLDERS' EQUITY ......................     (4,258,502)    (7,754,608)
                                                      ----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......   $ 25,538,296   $ 23,511,189
                                                      ==========     ===========
                                        F 2

                           SWISSRAY INTERNATIONAL INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                             Nine Months Ended
                                                  March 31,
                                            2000           1999
                                        ----------      ----------
                                        Unaudited       Unaudited

NET SALES .........................   $ 12,393,655    $ 13,220,776
COST OF SALES .....................      9,372,120      10,404,489
                                        ----------      ----------
GROSS PROFIT ......................      3,021,535       2,816,287
                                        ----------      ----------
OPERATING EXPENSES
Officers and directors compensation      2,650,288         564,089
Salaries ..........................      3,153,332       3,168,298
Selling ...........................      3,364,935       2,089,265
Research and development ..........      1,364,415       1,307,135
General and administrative ........      1,320,325       1,381,517
Other operating expenses ..........        794,971         978,603
Bad debts .........................         50,276           7,383
Depreciation and amortization .....      1,025,967         892,857
                                        ----------      ----------
TOTAL OPERATING EXPENSES ..........     13,724,509      10,389,147
                                        ----------      ----------

LOSS BEFORE OTHER INCOME (EXPENSES)    (10,702,974)     (7,572,860)

Other income (expenses) ...........        409,269        (182,037)
Interest expense ..................     (5,476,519)     (2,156,457)
                                        ----------      ----------
OTHER INCOME (EXPENSES) ...........     (5,067,250)     (2,338,494)
                                        ----------      ----------
LOSS FROM CONTINUING OPERATIONS
  BEFORE EXTRAORDINARY ITEMS ......    (15,770,224)     (9,911,354)

Extraordinary expenses ............           --          (832,849)
                                        ----------      ----------
NET LOSS ..........................   $(15,770,224)   $(10,744,203)
                                        ==========      ==========
LOSS PER COMMON SHARE
Loss from continuing operations ...   $      (0.89)   $      (2.09)
Extraordinary items ...............           0.00           (0.18)
                                        ----------      ----------
NET LOSS ..........................   $      (0.89)   $      (2.27)
                                        ==========      ==========
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING ................     17,807,655       4,752,041

                           SWISSRAY INTERNATIONAL INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                         Nine Months Ended
                                                             March 31,
                                                      2000               1999
                                                  -----------       ------------
                                                   Unaudited          Unaudited

Net loss                                         $(15,770,224)     $(10,744,203)
Other comprehensive loss, net of tax:
     Foreign translation adjustment                  (122,512)         (246,606)
                                                  -----------        -----------
Comprehensive loss                               $(15,892,736)     $(10,990,809)
                                                  ===========       ============

                                 SWISSRAY INTERNATIONAL INC.
                            CONSOLIDATED STATEMENT OF OPERATIONS

                                                Three Months Ended
                                                    March 31,
                                           2000             1999
                                        ----------       ---------
                                         Unaudited       Unaudited

NET SALES .........................   $  5,436,627    $  3,119,629
COST OF SALES .....................      4,039,558       2,435,147
                                        ----------       ---------
GROSS PROFIT ......................      1,397,069         684,482
                                        ----------       ---------
OPERATING EXPENSES
Officers and directors compensation        224,898         167,195
Salaries ..........................        730,201       1,103,721
Selling ...........................        992,447         650,984
Research and development ..........        469,343         463,546
General and administrative ........        398,444         670,699
Other operating expenses ..........        223,251         417,596
Bad debts .........................         34,275            --
Depreciation and amortization .....        347,571         302,095
                                        ----------       ---------
TOTAL OPERATING EXPENSES ..........      3,420,430       3,775,836


LOSS BEFORE OTHER INCOME (EXPENSES)     (2,023,361)     (3,091,354)

Other income                               388,780         176,959
Interest expense ..................     (1,308,209)       (743,760)
                                        ----------       ---------
OTHER INCOME (EXPENSES) ...........       (919,429)       (566,801)
                                        ----------       ---------
NET LOSS ..........................   $ (2,942,790)   $ (3,658,155)
                                        ==========       =========

NET LOSS PER COMMON SHARE             $      (0.14)   $      (0.72)
                                        ==========       =========
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING ................     20,636,133       5,087,116

                           SWISSRAY INTERNATIONAL INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                    Three Months Ended
                                                         March 31,
                                                    2000           1999
                                                  ---------     ----------
                                                 Unaudited      Unaudited

Net loss ....................................   $(2,942,790)   $(3,658,155)
Other comprehensive loss, net of tax:
     Foreign translation adjustment .........      (204,056)      (266,643)
                                                  ---------     ----------
Comprehensive loss ..........................   $(3,146,846)   $(3,924,798)
                                                 ==========     ===========

                  SWISSRAY INTERNATIONAL INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Nine Months Ended
                                                              March 31,
                                                        2000            1999
                                                      ---------       ----------
                                                      Unaudited      Unaudited
CASH FLOWS FROM OPERATING ACTIVITES
Net loss .......................................   $(15,770,224)   $(10,744,203)
Adjustment to reconcile net loss to net
 cash used by operating activities
 Depreciation and amortization .................      1,080,732       1,000,667
 Provision for bad debts .......................        (44,997)            643
 Operating expenses through issuance of stock options
  and common stock .............................      2,809,936            --
 Issuance of common stock in lieu of
  interest payments ............................        270,250            --
 Interest expense on debt issuance cost and
  conversion benefit ...........................      1,131,061       1,007,818
 Interest expense on option value per black scholes   1,385,473            --
 Settelment expense paid through issuance of
  common stock                                          675,000            --
 Amortization of deferred compensation ...........    1,282,500      (1,144,288)
 Early extinguishment of  debt (gain) ..............       --           832,849
(Increase) decrease in operating assets:
 Accounts receivable ............................... (2,011,842)        458,899
 Inventories .......................................  1,516,204         341,319
 Prepaid expenses and sundry receivables ...........     26,741        (492,131)
 Increase (decrease) in operating liabilities:
 Accounts payable ..................................   (895,967)        (51,069)
 Accrued expenses ..................................  1,288,989      (1,144,266)
 Customers deposits ................................  1,783,396        (142,235)
                                                      ---------       ----------
NET CASH USED BY OPERATING ACTIVITIES .............. (5,472,748)     (8,931,709)
                                                      ---------       ----------
CASH FLOW FROM INVESTING ACTIVITIES
 Acquisition of proberty and equipment .........       (548,114)       (563,077)
 Patents and trademarks ........................           --            (1,546)
 Other intangibles .............................        (13,698)           --
 Security deposits .............................         (8,498)          7,689
(Repayment of) increase in loan receivable .....        (59,322)          2,911
                                                      ---------       ----------
NET CASH USED BY INVESTING ACTIVITIES ..........       (629,632)       (554,023)
                                                      ---------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from short-term borrowings ...........         21,985      18,545,444
 Proceeds related to debentures ................     (1,063,059)           --
 Principal payment of short-term borrowings ......   (1,089,095)    (11,024,348)
 Principal payment of long-term borrowings .......      (15,248)       (117,043)
 Issuance of common stock for cash ...............    9,698,473       2,671,169
 Issuance of stock options for cash ..............    2,136,149            --
 Purchase of Treasury Stock ......................   (1,500,000)       (540,000)
 Payment to stockholders and officers ............         --            (2,207)
                                                      ---------       ----------
CASH PROVIDED BY FINANCING ACTIVITIES ............    8,189,205       9,533,015
                                                      ---------       ----------
EFFECT OF EXCHANGE RATE ON CASH ..................     (122,512)       (171,231)
                                                      ---------       ----------
NET INCREASE (DECREASE) IN CASH ..................    1,964,313        (123,948)

CASH AND CASH EQUIVALENT - beginning of period ...    1,281,297       1,281,552
                                                      ---------       ----------
CASH AND CASH EQUIVALENTS - end of period .......  $  3,245,610    $  1,157,604
                                                      =========       ==========

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2000



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

         (2) In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Registrant as of March 31, 2000 and the results of operations and cash flows for the interim period presented. Operating results for the nine months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year ending June 30, 2000.

         (3)      INVENTORIES
Inventories are summarized by major classification as follows:

                                                 March 31,        June 30,
                                                ---------------------------
                                                   2000             1999
                                                ----------       ----------

Raw materials, parts and supplies               $3,569,261       $5,558,330
Work in process                                  1,140,982        1,048,197
Finished goods                                   1,105,954          725,874
                                                ----------       ----------
                                                $5,816,197       $7,332,401
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

The following discussion and analysis should be read in conjunctionwith the Consolidated Financial Statements, related notes and other information included in this quarterly report on Form 10-Q.

GENERAL

RESULTS OF OPERATIONS

(a) THREE-MONTH PERIOD ENDED MARCH 31, 2000 COMPARED TO THREE-MONTH PERIOD ENDED MARCH 31, 1999

         Net sales amounted to $5,436,627 for the three-month period ended March 31, 2000, compared to $3,119,629, an increase of $2,316,998, or 74.3% from the three-month period ended March 31, 1999. The increase of 74.3% is manly due to increase of ddR-sales of 523.2% whereas conventional OEM-Business decreased by 67.91%

Gross profit increased by $712,587 or 104.1% to $1,397,069 for the three-month period ended March 31, 2000 from $684,482 for the three-month period ended March 31, 1999. Gross profit as a percentage of net revenues increase to 25.7% for the three-month period ended March 31, 2000 from 21.9% for the three-month period ended March 31, 1999. The increase in gross profit as a percentage of net revenues is attributable to the fact that the percentage of sales of ddR-Systems of total sales increased to 68.7% of total sales for the three-month period ended March 31, 2000 from 19.2% for the three-month period ended March 31, 1999.


         Operating expenses decreased by $355,406, or 9.4% to $3,420,430, or 62.9% of net revenues, for the three-month period ended March 31, 200, from $3,775,836, or 121% of net revenues for the three-month period ended March 31, 1999. The principal items were selling of $992,447 or 18.3% of net sales for the three-month period ended March 31, 2000 compared to $650,984 or 20.9% of net sales for the three-month period ended March 31, 1999 and salaries (net of officers and directors compensation) of $730,201 or 13.4% of net sales for the three-month period ended March 31, 2000 compared to $1,103,721 or 35.4% of net sales for the three-month period ended March 31, 1999. Research and development expenses were $469,343 or 8.6% of net sales for the three-month period ended March 31, 2000 compared to $463,546 or 14.9% of net sales for the three-month period ended March 31, 1999.

         Interest expenses increased to $1,308,209 for the three month ended March 31, 2000 compared to $743,760 for the three month ended March 31, 1999. This increase is primarily due the increase of interest expense for amortization of Debenture issuance cost and Conversion Benefit.


(b) NINE-MONTH PERIOD ENDED MARCH 31, 2000 COMPARED TO NINE-MONTH PERIODS ENDED MARCH 31, 1999

RESULTS OF OPERATIONS
         Net sales amounted to $12,393,655 for the nine-month period ended March 31, 2000, compared to $13,220,776, an decrease of $827,120, or 6.3% form the nine-month period ended March 31, 1999. The decrease of 6.3% is manly due to decrease of conventional x-ray of 37% and conventional OEM-Business of 52.5% whereas ddR Sales increase by 192.9%

Gross profit increased by $205,248, or 7.3% to $3,021,535 for the nine-month period ended March 31, 2000 from $2,816,287 for the nine-month period ended March 31, 1999. Gross profit as a percentage of net revenues increase to 24.4% for the nine-month period ended March 31, 2000 from 21.3% for the nine-month period ended March 31, 1999. The increase in gross profit as a percentage of net revenues is attributable to the fact that the percentage of sales of ddR-Systems of total sales increased to 47.7% of total sales for the nine-month period ended March 31, 2000 from 15.3% for the nine-month period ended March 31, 1999.

         Operating expenses increased by $3,335,362, or 32.1% to $13,724,509, or 110.7% of net revenues, for the nine-month period ended March 31, 2000, from $10,389,147, or 78.6% of net revenues for the nine-month period ended March 31, 1999. The principle items were selling of $3,364,935 or 27.2% of net sales for the nine-month period ended March 31, 2000 compared to $2,089,265 or 15.8% of net sales for the three-month period ended March 31, 1999, salaries (inclusive officers and directors compensation) of $5,803,619 or 46.8% of net sales for the nine-month period ended March 31, 2000 compared to $3,732,389 or 28.2% of net sales for the three-month period ended March 31, 1999. Research and development expenses were $1,364,415 or 11% of net sales for the nine-month period ended March 31, 2000 compared to $1,307,135 or 9.9% of net sales for the nine-month period ended March 31, 1999.

         Interest expenses increased to $5,476,519 for the nine-month ended March 31, 2000 compared to $2,156,457 for the nine-month ended March 31, 1999. This increase is primarily due the increase of interest expense for amortization of Debenture issuance cost and Conversion Benefit.

         Gain on extinguishment of Debt was $0 for the nine-month ended March 31, 2000 compared to a loss of $832,849 for the nine-month ended March 31, 1999. The extingushment gain or loss resulted from refinancing of Convertible debentures.

FINANCIAL CONDITION

March 31, 2000 compared to June 30, 1998

Total assets of the Company on March 31, 2000 increased by $2,027,107 to $25,538,297 from $23,511,189 on June 30, 1999, primarily due to the increase of Current Assets. Current Assets increased $2,478,208 to $14,407,589 on March 31, 2000 from $11,929,381 on June 30, 1999. The increase is primarily attributable to the increase of Accounts receivable of $2,056,840, the increase of Cash and cash equivalents of $1,964,313 which was partially offset by the decrease in inventory of $1,516,204 and the decrease in prepaid expenses and sundry receivables of $26,741. Other Assets decreased by 537,057 to $4,761,711 on March 31, 2000 from $5,298,768 on June 30, 1999. The decrease is primarily attributable to the amortization of the licensing agreement, patents & trademark, software development cost and the goodwill.

         On March 31, 2000, the Company had total liabilities of $29,796,798 compared to $31,265,297 on June 30, 1998. On March 31, 2000, current liabilities were $15,054,173 compared to $13,944,865 on June 30, 1999. Working capital at March 31, 2000 was $(646,584) compared to $(2,015,484) at June 30, 1999.

CASH  FLOW  AND  CAPITAL   EXPENDITURES  NINE MONTHS PERIOD ENDED MARCH 31, 2000
COMPARED  TO NINE  MONTHS  PERIOD  ENDED  MARCH 31,  1999

         Cash used for operating activities for the nine-months ended March 31, 2000 was $5,472,748 compared to $8,931,709 for the nine-months ended March 31, 1999. Cash used for investing activities was $629,632 for the nine-months ended March 31, 2000 compared to $554,023 for the nine-months ended March 31, 1999. Cash flow from financing activities for the nine-months ended March 31, 2000 was $8,189,205 compared to $9,533,015 for nine-months ended March 31, 1999.

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

         However, the availability of a sufficient future cash flow will depend to a significant extent on the marketability of the Company's ddR- Systems. Accordingly, the Company may be required to issue additional convertible debentures or equity securities to finance such capital expenditures and working capital requirements. There can be no assurance whether or not such financing will be available on terms satisfactory to management.

         Pursuant to an agreement entered into on September 2, 1999, the Company authorized a purchaser to purchase 1,000,000 shares at $1.00 per share (which occurred on September 7, 1999) and up to an additional 2,000,000 shares at $1.50 per share so long as the first 1,000,000 shares were purchased on or before September 30, 1999 and so long as the purchaser purchased at least an additional 1,000,000 shares within 60 days of its first purchase. The first purchase, as aforesaid, was made on September 7, 1999 (at $1.00 per share) while the next 1,000,000 shares were purchased on October 19, 1999 (500,000 shares at $1.50 per share) and November 1, 1999 (500,000 shares at $1.50 per share). Having met the purchase requirements, the purchaser was entitled (through March 1, 2000) to purchase the balance of the shares referred to at $1.50 but only purchase 666,667 shares at such price in December 1999.

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

         Dispute with J. Douglas Maxwell. On or about July 1, 1999 an action was commenced in the Supreme Court, State of New York, County of New York (Index No. 113099/99) entitled J. Douglas Maxwell ("Maxwell") against Swissray International, Inc. ("Swissray"), whereby Maxwell is seeking judgment in the sum of $380,000 based upon his interpretation of various terms and conditions contained in an Exchange Agreement between the parties dated July 22, 1996 and a subsequent Mutual Release and Settlement Agreement between the parties dated June 1, 1998. Swissray has denied the material allegations of Maxwell's complaint and has asserted three affirmative defenses and two separate counterclaims seeking (amongst other matters) dismissal of the complaint and recision of the settlement agreement. Maxwell has submitted a motion for Summary Judgment which Swissray has opposed and as of May 8, 2000 no Court determination has been made with respect thereto. It is Swissray's management's intention to contest this matter vigorously.

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

         None.


Item 5. OTHER INFORMATION

         Not applicable


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits                        - NONE -
         (b) Reports on Form 8-K             - NONE -

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

Date:  May 8, 2000