Form 10-K/A
period 1999-06-30
SWISSRAY INTERNATIONAL INC
filed 2000-07-13
CIK 1002137

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                  FORM 10-K/A-2

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

                                      None

         TABLE OF CONTENTS

PART I
Item 1.           Business                                                                 4

Item 2.           Properties                                                               20

Item 3.           Legal Proceedings                                                        20

Item 4.           Submission of Matters to a Vote of Security Holders                      21

PART II

Item 5.           Market For Registrant's Common Equity and Related
                  Stockholder Matters                                                      21

Item 6.           Selected Financial Data                                                  24

Item 7.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                      26

Item 8.           Financial Statements and Supplementary Data                         48 & F(1)-F(25)

Item 9.           Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                                      49

PART III

Item 10.          Directors and Executive Officers of the Registrant                       49

Item 11.          Executive Compensation                                                   52

Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management                                                               58

Item 13.          Certain Relationships and Related Transactions                           60

PART IV

Item 14.          Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K                                                      60

SIGNATURES                                                                                 61

SUPPLEMENTAL INFORMATION                                                                   62

                                     PART I

ITEM 1.   BUSINESS

                                  THE COMPANY

         The Registrant was incorporated under the laws of the State of New York on January 2, 1968 under the name CGS Units Incorporated. On June 15, 1994, the Registrant merged with Direct Marketing Services, Inc. and changed its name to DMS Industries, Inc. In May of 1995 the Registrant discontinued the operations then being conducted by DMS Industries, Inc. and acquired all of the outstanding securities of SR Medical AG, a Swiss corporation engaged in the business of manufacturing and selling X-ray equipment, components and accessories. On June 5, 1995 the Registrant changed its name to Swissray International, Inc. The Registrant's operations are being conducted principally through its wholly owned subsidiaries, Swissray Medical AG ( formerly known as SR Medical Holding AG and SR Medical AG) a Swiss corporation and its wholly owned subsidiary Swissray GmbH, a German limited liability company as well as through the Company's other wholly owned subsidiaries, Swissray America, Inc., a Delaware corporation,Swissray Healthcare ,Inc., a Delaware corporation and Swissray Information Solutions,Inc. a Delaware corporation.

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

         The Company and its predecessors have been in the business of manufacturing and selling X-ray equipment in Switzerland and Germany since 1988. Beginning in 1991, the Company's predecessors began to expand into other markets in Europe, the Middle East and Asia. In 1992, the Company entered into a first Original Equipment Manufacturing ("OEM") Agreement with Philips Medical Systems GmbH ("Philips Medical Systems") providing for the manufacturing by the Company of a Multi-Radiography System ("MRS"). In 1996, this agreement was replaced with a new OEM Agreement ("Philips OEM Agreement") which provides for the manufacturing of the Bucky Diagnost TS bucky table in addition to the MRS System. Simultaneously, the Company developed the first SwissVision(TM) image post-processing system, which was able to convert analog images obtained in fluoroscopy into digital information. Beginning in 1993, the Company began the development of direct digital X-ray technology for medical diagnostic purposes.

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

Products

         The Company's marketing strategy is to offer its customers a complete package of products and services in the field of radiology, including equipment, accessories and related services such as consulting and after-sales services. The Company's products include a full range of conventional X-ray equipment for all diagnostic purposes other than mammography and dentistry, the direct digital ddRMulti-System and the SwissVision(TM) line of DICOM 3.0 compatible postprocessing work stations operating on a Windows NT platform. Currently, most of the Company's X-ray equipment is manufactured and developed in Switzerland. On March 8, 1999 Swissray Medical AG, the Company's Swiss research and development, production and marketing subsidiary became ISO 9001 and EN 46001 certified. Appendix II for CE - Certification was completed in December 1999 thus allowing the Company to use the CE-Label, including the medical device numbers for all products manufactured and/or sold through the Company. See also "Products - Distribution of Agfa Products" and "Government Regulation".

         Digital ddRMulti-System/SwissVision

         The ddRMulti-System, which includes a SwissVision(TM) workstation for the postprocessing of digital image data and the transfer of such data through central networks or via telecommunications systems, is a complete multi-functional direct digital X-ray system which combines the functions of a conventional bucky table and a bucky wall stand. The Company's own estimates and research into this area indicate that the ddRMulti-System is the first direct digital radiography system available which allows for substantially all plane X-ray examinations on the recumbent, upright and sitting patient necessary in orthopedics, emergency rooms and chest examination rooms. The ddRMulti-System uses the Company's AddOn Bucky(R) as the digital detector. The AddOn Bucky(R) is able to make available an X-ray image in a direct digital way for diagnostic study within 16 to 20 seconds. As a consequence, the efficiency and the throughput of the bucky room can be increased. The Company believes that a significant advantage of the Company's ddRMulti-System is the fact that a variety of X-ray examinations can be made with the use of only one digital detector, the most expensive part of an X-ray system using direct digital technology.

        During the 100 years in which X-ray imaging has been used for medical purposes, there has been a continuous trend to improve image quality, to reduce the radiation dose and to improve the ergonomic features of X-ray equipment. Management believes that the ddR technology developed by the Company will take this development to the next level because the ergonomically advanced ddRMulti-System provides excellent image quality with minimal radiation doses and at the same time reduces operating expenses through the elimination of films, phosphor plates or cassettes and the handling, development and storage thereof.

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

         The Company believes that the principal markets for its direct digital X-ray equipment are located in North America and Western Europe, where the first sales of the ddRMulti-System have been made. The Company submitted both its AddOn Bucky(R) and the ddRMulti-System to the FDA for Section 510(k) clearance. On November 21, 1997, the Company's AddOn Bucky(R), the direct digital detector of the ddRMulti-System, received FDA approval and on December 18, 1997 the Company's ddRMulti-System received FDA approval; the Company thus receiving authorization to market the ddRMulti-System in the United States. Having obtained the required approval from the FDA, the Company intends to sell the ddRMulti-System in the United States through its subsidiaries and other channels. See "Risk Factors -- Government Regulation" and "Business -- Regulatory Matters."

         The percentage of revenues for fiscal year ended June 30, 1999 attributed to product markets amounted to 81.84%.

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

         The Company currently intends to continue to concentrate its marketing efforts within Switzerland and U.S. wherein approximately 90% of all Company sales were concluded during fiscal year ended June 30, 1999, with Switzerland accounting for 73% of all sales and the U.S. accounting for 23% of such sales (and with the balance of 4% of sales being conducted in Germany). See also Note 19 to audited financial statements.

         The percentage of revenues for fiscal year ended June 30, 1999 attributed to services amounted to 18.16%.

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

         In August of 1999 the Company signed a one year exclusive sales, marketing and service agreement with Hitachi Medical Systems America, Inc.(HMSA) , a subsidiary of Hitachi Medical Corporation. Under the terms of the agreement HMSA will provide sales, marketing and service for the distribution of Swissray's ddRMulti-System to end users within certain defined territories within the United States. In addition HMSA will utilize and promote the Swissray Information Solutions Services and products consisting of consulting imaging informatics.

         The defined territories referred to consist of the entire U.S. excepting for (a) the states of Alabama, Arizona, Connecticut, Mississippi, Maine, Massachusetts, New York, Rhode Island, Vermont and New Hampshire, (b) a portion of New Jersey that includes the Atlantic City Expressway and north, (c) certain designated counties within the state of Pennsylvania, (d) the counties Orange and San Diego within the state of California, and (e) the Panhandle of Florida - Tallahassee west.

         Additionally, the Agreement contains provisions whereby additional exclusions exist with respect to various identified customers reserved to the Company principally due to the Company's prior contact with and/or dealings with such clientele.

         In addition HMA will utilize and promote the Swissray Information Solutions services and products consisting of consulting and product solutions for medical imaging informatics.

         Percentage of ddRMulti-Systems Sold Directly by Company as Compared To Its Distributors

         With respect to a total of 57 ddRMulti-Systems contracted for sale since commencement of the Company's current fiscal year on July 1, 1999, 41 (72%) of same were made directly through the efforts of the Company's internal staff and sales team while the balance of 16 (28%) were made through the efforts of Company distributors. Hitachi Medical Systems America, Inc. was responsible for nine of such 16 contracted for distributor sales with no other Company distributor being responsible for more than two of such contracts.

         Additional Sales Information

         In the past, the Company has made a significant amount of sales of its X-ray equipment to a few large customers. For the fiscal year ended June 30, 1999 sales to the Company's single largest customer accounted for approximately 54% of all revenues.

         The Company considers the relationship with its largest customers to be satisfactory. Historically, the identity of the Company's largest customers and the volumes purchased by them has varied. The loss of the Company's current single largest customer or a reduction of the volume purchased by it would have an adverse effect upon the Company's sales until such time, if ever, as significant sales to other customers can be made. The Company expects that as sales of its ddRMulti-System increase, the Company's revenue will be less dependent on a few large customers. See "Risk Factors -- Reliance on Large Customers" and Notes to the Company's Consolidated Financial Statements.

         In August 1998 the Company entered into a global distributorship agreement for its ddRMulti-System with Elscint Ltd. of Haifa to sell and service such product in 14 countries in Europe, Canada, South America and Africa. Soon thereafter almost all of the assets of Elscint Ltd. were sold to Picker International and GE Medical Systems respectively. Neither Picker International nor GE Medical Systems have executed or honored the distributorship agreement as of the date hereof and therefore the Company is unable to sell the anticipated 75 ddrMulti-Systems (partially anticipated to be sold through Elscint Ltd.)within the fiscal year 98/99 as originally planned.

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

         New products currently being developed by or on behalf of the Company include a new digital chest examination system (ddRChest-System), a direct digital universal radiography system (ddR Combi)and a multi-functional floating table. Both the ddRChest-System and ddRCombi were unveiled (a) domestically in the U.S. at the scientific assembly of the Radiological Society of North America
(RSNA) held in Chicago from November 28 - December 2, 1999 and (b) internationally at the European Congress of Radiology (ECR 2000) held in Vienna, Austria in early March 2000. The ddRChest-System is a dedicated chest unit capable of taking all chest examinations in a direct digital format, while the ddRCombi is a multi-functional system in combination with a ceiling suspend unit able to perform examinations on the seated, upright and recumbent patient.

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

Backlog

         Management estimates that as of the end of the fiscal year ended June 30, 1999, the Company had an order backlog of $12,000,000 which consisted of $8,000,000 forconventional x-ray equipment and $4,000,000 digital (i.e., ddRMulti-Systems and information solutions) as compared to an order backlog of $13,000,000 which consisted of $11,500,000 in conventional x-ray equipment and $1,500,000 in ddRMulti-Systems as of the fiscal year ended June 30,1998. The Company had previously reported an order backlog for its digital x-ray equipment as of June 30, 1997 of $30,000,000; $29,000,000 of which related to a contract with a purchaser located in South Korea, management currently does not expect that such order will be filled (to any significant degree) in the current calendar year (if at all) absent a dramatic positive change in such economic conditions which currently is not expected to occur. Accordingly, the Company no longer, for practicable purposes, considers such South Korea contract to be part of its backlog. The Company believes that substantially the entire orders under the Philips OEM Agreement)will be filled during the current fiscal year. While the Company expects to continue to have a certain order backlog for conventional X-ray equipment (exclusive of that indicated above) in the future because of the Philips OEM Agreement, the order backlog for digital X-ray equipment is likely to be substantially reduced in the future as the Company estimates that orders for such equipment will typically be filled within three months.

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

         To the Company's knowledge the only direct digital X-ray systems for medical diagnostic purposes other than the ddRMulti-System currently available are chest examination systems offered by Philips, IMIX and Odelft. In addition, there are several direct digital X-ray systems available for dental purposes. None of these systems is able to perform bone examinations on extremities. To the best of management's knowledge the Company's ddRMulti-System is the only multi-functional direct digital X-ray system currently available which allows all plane X-ray examinations on the recumbent, upright and sitting patient without the use of cassettes, films, chemicals or phosphor plates. A number of companies, including certain of the Company's competitors in the markets for conventional X-ray equipment, are currently developing direct digital X-ray detectors or direct digital X-ray systems for specific applications (including mammography). See "-- Products," "-- Markets," "Risk Factors -- Competition."

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

         The Company has patented certain aspects of its proprietary technology in certain markets and has filed patent applications for its direct digital technology in key markets, including the United States. The European patent as well as the U.S. patent for the Add-On Bucky have been granted and expire January 2015. The duration of other patents range from 2000 to 2016. In many instances where patents are filed the "applicant" is listed as a specific individual (such as the Company's President) while the patent ownership is listed in the Company's name thereby assuring that the exclusive patent holder is the Company.

         In May of 1999 the European Patent Office issued patent No. EP 0 804 853 and in July of 1999 the U.S. Patent Office issued patent No. 5,920,604 - both for the Company's Radiography (ddR) detector, the Add-on-Bucky (R) which patent relates to the optical arrangement and process for transmitting and converting primary x-ray images, which is the first of two inventions for the Add-on-Bucky(R). The second patent application for optical arrangement and method for electronically detecting an x-ray image was granted in September 1999 as hereinafter indicated. The Add-on-Bucky(R) is incorporated in Swissray's unique multifunctional ddRMulti-System.

         On September 30, 1999 the Company announced that the U.S. Patent Office issued patent No. US 005920604A for its direct digital Radiography (ddR) detector, the Add-on Bucky(R). The U.S. patent was awarded to Swissray pursuant to application submitted by inventors R. G. Laupper, Chairman and President, CEO of Swissray International, Inc. and Peter Waegli (Bremgarten, Switzerland), for the optical arrangement and process for transmitting and converting primary x-ray images generated on a two dimensional primary image array. The Company had previously been awarded, in May 1999 the European patent for the technology indicated herein. A separate patent application for the mirror optics has been submitted and is pending approval in both Europe and the U.S.

Regulatory Matters

         The Company's X-ray equipment, components and related accessories are subject to regulation by national or regional authorities in the markets in which the Company operates. Pursuant to the Federal Food, Drug and Cosmetic Act, X-ray equipment is a class II medical device which may not be marketed in the United States without prior approval from the FDA.

         The FDA review process typically requires extended proceedings pertaining to the safety and efficacy of new products. A 510(k) application is required in order to market a new or modified medical device. If specifically required by the FDA, a pre-market approval ("PMA")may be necessary. Such proceedings, which must be completed prior to marketing a new medical device, are potentially expensive and time consuming. They may delay or hinder a product's timely entry into the marketplace. Moreover, there can be no assurance that the review or approval process for these products by the FDA or any other applicable governmental authorities will occur in a timely fashion, if at all, or that additional regulations will not be adopted or current regulations amended in such a manner as will adversely affect the Company. Moreover, such pre-marketing clearance, if obtained, may be subject to conditions on the marketing or manufacturing of the ddRMulti-System which could impede the Company's ability to manufacture and/or market the product. The Company submitted both its AddOn-Bucky(R) and the ddRMulti-System for Section 510(k) clearance with the FDA. On November 21, 1997, the Company's AddOn Bucky(R), the direct digital detector of the ddRMulti-System, received FDA approval and on December 18, 1997 the Company's ddRMulti-System received FDA approval; the Company thus receiving authorization to market the ddRMulti-System in the U.S. The FDA also regulates the content of advertising and marketing materials relating to medical devices. There can be no assurance that the Company's advertising and marketing materials regarding its products are and will be in compliance with such regulations.

         The Company is also subject to other federal, state, local and foreign laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices. The electrical components of the
Company's products are subject to electrical safety standards in many jurisdictions, including Switzerland, EU, Germany and the United States. The Company believes that it is in compliance in all material respects with applicable regulations. Failure to comply with applicable regulatory requirements can result in, among other things, fines, suspensions of approvals, seizures or recalls of products, operating restrictions and criminal prosecutions. The effect of government regulation may be to delay for a considerable period of time or to prevent the marketing and full commercialization of future products or services that the Company may develop and/or to impose costly requirements on the Company. There can also be no assurance that additional regulations will not be adopted or current regulations amended in such a manner as will materially adversely affect the Company. See "Risk Factors -- Risks Associated With International Operations," "-- Government Regulations," "Business -- Markets" and "-- Regulatory Matters." Company product certifications may be briefly summarized as follows: On March 8, 1999 Swissray Medical AG, the Company's Swiss research and development, production and marketing subsidiary became ISO 9001 and EN 46001 certified. Appendix II for CE
- Certification was completed in December 1999 thus allowing the Company to use the CE-Label, including the medical device numbers for all products manufactured and/or sold through the Company. See also "Government Regulation".

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

         Both the original purchase and subsequent sale referred to in the preceding paragraph were contracted on an arms-length basis. The sale of
Empower's assets less than one year after acquisition of Empower related primarily to the sale of film, chemical and certain servicing of conventional x-ray equipment since these areas no longer constituted the Company's "core" business which revolves around its ddRMulti-System and filmless digital technology. The original purchase of Empower was for $120,000 (in stock) and the subsequent sale referred to resulted in a gain of $55,000. Counsel representing the Company with respect to this transaction determined that such transaction was not material, did not require stockholder approval and advised management which acted upon reliance of such legal advice.

Recent Developments

         In May 1998 Swissray Medical Systems, Inc., a wholly owned subsidiary of the Company, was awarded a contract from the Department of Veterans Affairs ("VA") estimated at $400,000 for the base year for its Diagnostic X-ray systems, the ddRMulti-System, with the VA reserving its option to extend the term of the contract up to March 31, 2001; the ddRMulti-System being the first ever FDA approved multifunctional direct digital radiography (ddR) system to be offered worldwide. With the official contract award in hand, management intends to actively pursue sales to various VA hospitals, medical centers and outpatient, community and outreach clinics throughout the United States. Since receipt of such award the Company has contracted for the sale of 4 ddRMulti-Systems (through August 24, 1999) to different VA institutions.

         In July of 1998 the Company sold its multifunctional direct digital radiography (ddR) system, the ddRMulti-System, to the largest Diagnostic Out Patient Center in Warsaw, Poland, the Diagnostic Center Luxmed. This order represents Swissray's first sale within the Eastern European Market, complementing sales previously made in both Western Europe and the United States.

         In October 1998 the Company entered into a distribution agreement with X-ray Inc. ("XRI"), Warwick, RI. XRI will distribute the Company's ddRMulti-System in the territories of Connecticut, Rhode Island, Vermont, New Hampshire, Massachusetts and Maine until termination of this one year contract in October of 1999. The Company currently is conducting its own distribution within these areas.

         In November 1998 the Company reached an agreement with Data General Corporation of Westborough, MA, effective January 20, 1999 which grants authority to Data General to act as a reseller for the Company's family of products. Data General will sell the Company's ddRMulti-System and Information Solutions as a package with their PACS system. This agreement remains in effect but may be terminated by either party (with or without cause) upon 30 day notice. Management has no current intentions to terminate such agreement nor does it anticipate that Data General will exercise such right as the parties continue to maintain a good working relationship with each other.

         In February of 1999 the Company announced the sale of three of its ddRMulti-System, to Houston, Texas based Kelsey-Seybold Clinic and to the Federal Maximum Security Facility in Florence, Colorado. The two Kelsey- Seybold systems are scheduled to be viewed in clinical use by attendees of the annual Society for Computer Applications (SCAR) meeting in Houston in May 1999 while the Colorado sale was made through the above indicated contract with the Department of Veterans Affairs.

         In February 1999 the Company announced entry into distribution agreements with three medical equipment suppliers for distribution in both domestic and international markets. These firms - Medika International Inc., of San Juan, Puerto Rico, Radiographic Equipment Services (RES) of San Diego, California, and H & H X-Ray Corporation of Lancaster, New York, have agreed to distribute Swissray's direct digital radiography system, the ddrMulti-System. H&H X-Ray, which was to oversee sales in New York, Pennsylvania and Ohio has ceased business operations and the Company is currently conducting its own distribution in such areas. Similarly, the Company's contract with RES has terminated and the Company is conducting its own distribution within these territories.

         Medika, one of the largest medical equipment suppliers in the Southern Hemisphere, will cover ddRMulti-Systems sales in Puerto Rico, the Caribbean, Mexico and selected South American markets.

         On March 29, 1999 the Company entered into a one year Consulting Agreement (with option to extend for an additional period of one year) with Liviakis Financial Communications, Inc.("LFC ") In accordance with the terms and conditions of the Consulting Agreement, the Consultant agreed to provide certain specified consulting services in a diligent and thorough manner in return for which and as full and complete compensation thereunder, the Company is required to compensate the Consultant through its issuance and delivery of 3,000,000 fully vested, and non-forfeitable shares of the Company's restrictive common stock. As regards such shares of common stock, Consultant has agreed that throughout the period of time that it retains beneficial ownership of all or any portion of such shares that it shall (a) vote such shares in favor of Ruedi G. Laupper continuing to maintain his current position(s) with the Company and (b) give Ruedi G. Laupper and/or his designee the right to vote Consultant's shares at all Company shareholder meetings. In the event that the Company, in its sole discretion, exercises its option to extend the Agreement for an additional period of one year, remuneration for such second year has been set at $630,000 to be paid in restrictive shares of Company common stock (with the number of shares to be determined based upon the ten day average closing bid price for the ten consecutive trading days preceding March 29, 2000). The foregoing does not purport to set forth each of the terms and conditions of the aforesaid Consulting Agreement but rather is designed to summarize what management considers to be pertinent portions thereof.

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

         The agreement  further  provides that in the event LFC introduces  SRMI
(a) to a lender or equity purchaser, not already having a preexisting relationship with SRMI, with whom SRMI ultimately finances or causes the completion of such financing, SRMI shall compensate LFC for such services with a "finder's fee" in the amount of 2.5% of total gross funding provided by such lender or equity purchaser or (b) to an acquisition candidate, either directly or indirectly through another intermediary, not already having a preexisting relationship with SRMI, with whom SRMI ultimately acquires or causes the completion of such acquisition, SRMI shall compensate LFC for such services with a "finder's fee" in the amount of 2% of total gross consideration provided by such acquisition. The compensation to LFC is to be payable in cash and is to be paid in full at the time the financing or acquisition is closed. It is specifically understood that LFC is not nor does it hold itself out to be a Broker/Dealer, but is rather merely a "Finder" in reference to the Company procuring financing sources and acquisition candidates.

         LFC, founded in 1985 by John Liviakis, its President, is a full service investor relations firm, providing services principally to micro through mid-cap public companies listed on the Nasdaq, American, New York Stock and OTCBB Exchanges. Such services include financial community and media relations, editorial services and interactive communications, as well as administrative, consulting and advisory services. The overall purpose of LFC is to enhance its corporate clients' recognition in the financial community, the media and among shareholders. In furtherance of its agreement with the Company and in addition to and/or in conjunction with those consulting services referred to above and in the consulting agreement between the parties, LFC has performed the following services on behalf of the Company in its efforts to assist and advise the Company with respect to its stockholder and investor relations as well as its relations with brokers, dealers, analysts and other investment professionals. Specifically LFC has performed the following services:

1) pro-actively soliciting sponsorship for the Company's common stock from stockholders, institutions, and analysts;
2) accepting incoming investor calls from brokers, shareholders and financial institutions;
3) assisting the Company in packaging its investor relations materials;
4) assisting the Company in the writing and dissemination of its press releases;
5) assisting the Company in media relations; and
6) generally advising the Company, upon request, on matters of a corporate financial nature.

         Additionally, LFC has introduced the Company and subsequently entered into an investment banking relationship with Raymond James & Associates in order to assist the Company in evaluating strategic alternatives including, but not limited to, identifying proposals from potential suitors or strategic partners as well as supporting the Company's financing requirements.

         Additionally, on March 29, 1999 the Company entered into a eighteen month Consulting Agreement with Rolcan Finance Ltd. ("Rolcan"), pursuant to which Rolcan agreed to provide certain business and consulting services outside the United States and in return for which the Company became obligated to issue as full and complete compensation thereunder, 800,000 fully vested, and non-forfeitable restrictive shares of its common stock.

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

         Rolcan has advised that it is currently continuing to conduct due diligence activities with respect to locating international banking enterprises on behalf of the Company with a view towards obtaining financial backing in areas of lines of credit, equipment leasing, receivable and inventory financing and areas of a similar nature. Such efforts if successful, are intended to alleviate cash flow difficulties that may arise as a result of substantial and significant increase in the Company's business activities (and most specifically in its recent major increase in contracting for the sale of 32 of its ddRMulti-Systems to Romania. Rolcan, established in 1993 by its Managing Director and control stockholder, Roland Kaufmann, is a business consulting firm primarily engaged in the types of activities enumerated above with its principal activities being conducted outside the U.S.

         The issuance of the above referenced restrictive shares to LFC and Rolcan was based upon the then bid price of $0.375 per share as quoted on the date (March 22, 1999) that the parties each agreed to the terms and conditions of their respective Consulting Agreements, notwithstanding the fact that when such binding oral agreements were reduced to writing and executed on March 29, 1999 the closing bid price had risen to $0.906 per share. The factors considered by the Company's Board in determining the 33% discount from the bid price of $.375 per share when issuing the above reference shares to LFC and Rolcan was based upon the Board's determination that there is a substantial and significant difference between the valuation of free trading securities and restricted shares. The principal differences considered relate to the facts that (a) restricted shares may not be sold in the open market and (b) restrictive legend appearing on such restricted shares may not be removed for a period of at least one year absent registration and then only in accordance with Rule 144 (assuming the Company continues to meet necessary reporting requirements for utilization of Rule 144). The Board further considered the fact that even if the above referenced Rule 144 requirements were met the holder of restricted shares remained subject to specific volume limitations (usually 1% of outstanding common stock) with respect to sales made within a 3 month period subsequent to 1 year holding period. In addition to all of the above, the Board also considered the fact that the Company's shares have had a history of substantial and significant volatility.

         The foregoing summarizes certain pertinent terms and conditions contained in the Agreements entered into by the Company with LFC and Rolcan but does not purport to be a complete summary of such Agreements. Copies of such Agreements are filed with the SEC in the Company's Form S-1 Registration Statement under SEC file number 333-59829. Accordingly, further information may be obtained through the Commission's World Wide Web site utilized for Issuers (such as the Company) that file electronically with the Commission. The address of such site is http:\\www.sec.gov.

         In April of 1999 the Company entered into distribution agreements with
(a) Linear Medical Systems, Inc. for the territory of Arizona and (b) Capital X-RAy, Inc. for the territories of Alabama and Mississippi.

         In May 1999 the European Patent Office issued patent No. EP 0 804 853 and in July of 1999 the U.S. Patent Office issued patent No. 5,920,604-both for the Company's Radiography (ddR) detector, the Add-On Bucky (R) which patent relates to the optical arrangement and process for transmitting and converting primary x-ray images, which is the first of two inventions for the Add-On Bucky
(R). The second patent application for optical arrangement and method for electronically detecting an x-ray image was granted in September 1999 as hereinafter indicated. The Add-on-Bucky(R) is incorporated in Swissray's unique multifunctional ddRMulti-System.

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

         In August of 1999 the Company signed a one year exclusive sales, marketing and service agreement with Hitachi Medical Systems America, Inc.
(HMSA), a subsidiary of Hitachi Medical Corporation. Under the terms of the agreement HMSA will provide sales, marketing, and service for the distribution of Swissray's ddRMulti-System to end users within certain defined territories within the United States. In addition HMSA will utilize and promote the Swissray Information Solutions services and products consisting of consulting and product solutions for medical imaging informatics.

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

        Parties to each of the aforesaid procedings thereafter entered into settlement negotiations resulting in Swissray agreeing to pay $1,500,000 as and for full settlement of all outstanding claims; such settlement agreement having been executed August 31, 1999. In accordance with such settlement agreement the Company was required and has since paid the sum of $1,000,000 and is further obligated to pay (in accordance with the terms of an August 31, 1999 promissory note and over a period of 24 consecutive months) an aggregate of $500,000 with interest at the rate of 9% per annum. Payments with respect to such promissory note have been and remain current.

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

                                                                Year Ended
                                   ---------------------------------------------------------------

                                     6/30/99       6/30/98      6/30/97*    6/30/96   6/30/95(1)
                                    ---------      --------     --------    --------  --------
                                                   (In Thousands, Except Per Share Data)
STATEMENT OF OPERATIONS DATA:
Net sales                             17,296       22,893       13,151      10,899         3,806
Cost of sales                         13,529       18,082        8,445       5,793         2,484
                                      ------      -------       ------      -------       -------
Gross profit                           3,767        4,811        4,706       5,106         1,322
Gross profit margin (%)                   22%          21%          36%         47%           35%
Selling, general and
   administrative expenses            19,346       18,748       17,450      14,966         2,307
                                      ------      -------       ------      -------       -------
Operating loss                       (15,579)     (13,937)     (12,744)     (9,860)         (985)
Other expenses (income), net             (40)         281         (319)     (1,004)        3,054
Interest expense                       4,639        8,590          762         194           122
                                       -----        -----        -----      ------        ------
Loss from continuing operations,
   before income taxes               (20,178)     (22,808)     (13,187)     (9,050)       (4,161)
Income tax provision (benefit)            --           --          110        (365)         (339)
                                       -----      -------       ------      -------       -------
Loss from continuing operations      (20,178)     (22,808)     (13,297)     (8,685)       (3,822)
                                      =======      =======     ========     =======       =======
Loss per share from continuing
   operations - basic                  (3.09)       (8.48)       (8.41)      (6.69)        (4.80)
                                     ========     ========     ========   =========      ========
   BALANCE SHEET DATA:
Total assets                          23,511       25,915       24,788      18,793        13,027
Long-term liabilities                 15,501        7,771        5,635          --           705
Common stock subject to put            1,820        1,820          320          --            --

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

         During the start-up of the production of the Company's newly developed products, the ddRMulti-System and the Bucky Diagnost TS, gross margins were affected negatively because of the need of extra time for training the newly hired production staff and implementation of the production run as well as efforts made to improve and maintain the highest product quality. The Company expects to lower costs and time needed for production of these systems in a later stage of the learning curve due to positive impact of the optimized production run. The sales of ddRMulti-System was slowed down by certain governmental requirements for the sale of Healthcare products, which differ from one country to the other. On July 26, 1998 SR Medical AG, the Company's Swiss marketing subsidiary, was ISO 9002 and EN46002 certified. On March 8, 1999 Swissray Medical AG, the Company's Swiss research and development, production and marketing subsidiary became ISO 9001 and EN 46001 certified. The Company filed for CE approval of the ddRMulti-System in July 1998. Appendix II for CE-Certification was received November 1999, which allows the Company to use the CE-Label, including the medical device numbers for all products manufactured and/or sold through the Company.

         The Company started a restructuring process in the fourth quarter of its fiscal year ended June 30, 1998. With the sale of Empower's Film, Processor and Chemistry Business to E.M. Parker, the Company continued its focus on digital Radiography. The process of restructuring is ongoing and includes mainly internal reorganization to achieve lean structures and cost savings.

         The process of restructuring also included the fact that during the last quarter of fiscal year 1998, the Company decided to reorganize its U.S. operations and other branch offices and also decided to close down its office in Lusanne, Switzerland. The restructuring reserve for dissolving the office consisted of remaining lease payments through the year 2001 totaling approximately $90,000. Further, the Company decided to merge two of its branch offices in Europe. A restructuring reserve of $10,000 was necessary for picking up various commitments.

         Additionally, the Company's U.S. operations consisted of three legal entities doing business in the State of Washington. The plan for reorganization consisted of the following: (i) merge existing entities into one legal entity,
(ii) reorganize the selling force and management teams, (iii)analyze all customers and lines of business for profitability and long term strategies and
(iv) relocate the operations, including personnel, to the East Coast which would require the Company to vacate its existing facility in Washington. The Company planned on relocating in the 3rd quarter of Fiscal 1999 at which time the present value of the remaining lease payments amounted to approximately $400,000 (which sum was accrued). The only change to the Plan so far is a delay in the final negotiations with respect to certain lease terms for certain proposed East Coast facilities which the Company may or may not lease dependent upon successful completion of negotiated terms. All other facets of the Plan have been completed.

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

Class A Systems: Year 2000 Compliant

GEN-X-Generators:          Mobile Systems:
TURNOMAT 500
GEN-X 500                   Eurabil 5      Eurabil C-Arm Standard
GEN-X 650                   Eurabil 15     Eurabil C-Arm Plus
GEN-X 800                   Eurabil 30     Eurabil C-Arm Top

                            Bucky Table Sustems:
GEN-X 1000                  -    Euramove 1
GEN-X 2000                  -    Euramove 2
GEN-X 3000                  -    Euramove 3
GEN-X 4000                  -    Euramove 4
MRS-GENERATOR               -    Eurastat 2
                            -    Eurastat 4
Atlas Systems:              -    Bucky-Diagnost TS
Atlas-U - US 2000
Atlas-U - US 3000       Special Systems
Atlas-U - US 4000           -    Euralem 1400
Atlas-BV-Tomo               -    Euralem 1500
MRS-Stativ                  -    Euralem 1800
                            -    Euralem Tomo

Urology Systems:
KU-100                     Digital Bucky Systems:
KU-100 H                    -    ddRMulti-System
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

YEAR ENDED JUNE 30, 1999 COMPARED TO YEAR ENDED JUNE 30, 1998

Results of operations

         Net sales amounted to $17,295,882 for the year ended June 30, 1999 compared to $22,892,978, a decrease of $5,597,096, or 24.4% from the year ended June 30, 1998. Sales for year ended June 30, 1998 include sales of the film and processor business of Empower which was sold on June 30, 1998, of $7,134,938. Net sales without the film and processor business of Empower increased for the year ended June 30, 1999 by $1,537,842 or 9.8%. This increase is due to the additional sales of ddRMulti-Systems.

         Gross profit decreased by $1,044,611 or 21.7% to $3,766,581 for the year ended June 30, 1999, from $4,811,192 for the year ended June 30, 1998. Gross profit as a percentage of net revenues increased to 21.8% for the year ended June 30, 199 from 21% for the year ended June 30, 1998. The increase in gross profit percentage is due to production efficiencies.

         Operating expenses increased by $598,210 or 3.2% to $19,345,939 or 111.9% of net revenues, for the year ended June 30, 1999, from $18,747,729, or 81.9% of net revenues for the year ended June 30, 1998. The principal items were salaries (net of officers and directors compensation) of $3,784,305 or 21.9% of net sales for the year ended June 30, 1999 compared to $4,168,540 or 18.2% of net sales for year ended June 30, 1998 and officers compensation increasing approximately $4,444,477, primarily from the issuance of common stock to its President in exchange for extinguishment of certain bonus rights contained in his employment agreement, selling expenses of $3,207,646 or 18.5% of net sales for the year ended June 30, 1999 compared to $3,740,391 or 16.3% of net sales for the year ended June 30, 1998. The decrease of depreciation and amortization of $471,582 primarily due to the fact that the depreciable fixed assets were less for 1999 since many of these assets were fully depreciated at June 30, 1998. The decrease in selling expenses was a result of the closing of Empower which totaled approximately $476,000. Research and development expenses were $1,808,107 or 10.5% of net sales for the year ended June 30, 1999 compared to $3,542,149 or 15.5% of net sales for the year ended June 30, 1998. This decrease is primarily due to the decrease in research and development related to AddOn-Bucky. Other operating expenses decreased by approximately $670,000 from the comparable period in 1998 primarily from the decrease due to the Empower closing of $100,000 and the decrease in occupancy and insurance costs of approximately $200,000. Principal costs associated with development of the ddRMulti-System have now been accomplished and research and development costs are expected to continue regarding upgrades and new product development with respect to associated and related products relating to the ddRMulti-System.

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

Financial Condition

June 30, 1999 compared to June 30, 1998
Total assets of the Company on June 30, 1999 decreased by $2,403,408 to $23,511,149 from $25,914,597 on June 30, 1998, primarily due to the decrease in current assets. Current assets decreased $1,139,876 to $11,929,381 on June 30, 1999 from $13,069,257 on June 30, 1998. The decrease in current assets is primarily attributable to the decrease in inventories of $368,744 and the decrease in prepaid expenses and sundry receivables of $635,105 primarily from the collection of VAT receivable. Other assets decreased $1,536,194 to $5,298,768 on June 30, 1999 from $6,834,962 on June 30, 1998. The decrease is primarily attributable to the amortization of the licensing agreement, patents & trademark, software development cost and the goodwill.

         On June 30, 1999, the Company had total liabilities of $29,445,812 compared to $19,575,870. On June 30, 1998. On June 30, 1999, current liabilities were $13,944,865 compared to $11,984,554 on June 30, 1998. Working capital at June 30, 1999 was ($2,015,484) compared to ($1,084,703) at June 30,
1998.

CASH FLOW AND CAPITAL EXPENDITURES YEAR ENDED JUNE 30, 1999 COMPARED TO YEAR ENDED JUNE 30, 1998.

         Cash used for operating activities for the year ended June 30, 1999 was $9,788,606 compared to $11,759,371 for the year ended June 30, 1998 primarily as a result of losses sustained from operations, exclusive of non-cash compensation. Cash used for investing activities was $879,303 for the year ended June 30, 1999 compared to $4,517,140 for the year ended June 30, 1998 primarily from the acquisitions of property and equipment. Cash flow from financing activities for the year ended June 30, 1999 was $11,068,406 compared to $14,799,200 for year ended June 30, 1998 as a result of the sale of common stock and proceeds from the sale of debentures.

         The Company does not have any material commitments for capital expenditures as of June 30, 1999.

         The Company anticipates that its use of cash will be substantial for the foreseeable future. In particular, management of the Company expects substantial expenditures in connection with the production of the planned increase of sales, the continuation of the strengthening and expansion of the Company's marketing organization and, to a lesser degree, ongoing research and development projects. The Company expects that funding for these expenditures will be available out of the Company's, future cash flow and/or issuance of equity and/or debt securities during the next 12 months and thereafter.


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

         On March 16, 1998, the Company issued $5,500,000 aggregate principal amount of 6% convertible debentures (the "Convertible Debentures"), convertible into Common Stock of the Company to the following financing participants - Atlantis Capital Fund, Ltd., Canadian Advantage Limited Partnership, Dominion Capital Fund, Ltd. and Sovereign Partners LP. After deducting legal fees of $35,000, and placement agent fees of $550,000 directly attributable to such offering, the Company received a net amount of $4,915,000. All Convertible Debentures were issued to accredited investors as defined in Rule 501(a) of Regulation D promulgated under the Act ("Regulation D") and the Company has received written representations from each investor to that effect. One Hundred percent of the face amount of the Convertible Debentures are convertible into shares of Common Stock of the Company at the earlier of May 15, 1998 or the effective date of this Registration Statement at a conversion price equal to 80% of the average closing bid price for the ten trading days preceding the date of conversion. Any Convertible Debentures not so converted are subject to mandatory conversion by the Company on the 24th monthly anniversary of the date of issuance of the Convertible Debentures. All of these debentures have been converted.
                                     - 30 -

         In June of 1998, the Company issued $2,000,000 aggregate principal amount of 6% convertible debentures (the "Convertible Debentures"), convertible into Common Stock of the Company to the following financing participants - Canadian Advantage Limited Partnership, Dominion Capital Fund, Ltd. and Sovereign Partners LP. After deducting fees directly attributable to such offering the Company received a net amount of $1,760,000. All Convertible Debentures were issued to accredited investors as defined in Rule 501(a) of Regulation D promulgated under the Act ("Regulation D") and the Company has received written representation from each investor to that effect. One Hundred percent of the face amount of the Convertible Debentures are convertible into shares of Common Stock of the Company at the earlier of August 14, 1998 or the effective date of this Registration Statement at a conversion price equal to 80% of the average closing bid price for the ten trading days preceding the date of conversion. Any Convertible Debentures not so converted are subject to mandatory conversion by the Company on the 24th monthly anniversary of the date of issuance of the Convertible Debentures. None of these debentures have been converted as of August 24, 1999.

         On August 31, 1998 the Company issued $3,832,849 aggregate principal amount of 5% convertible debentures (the "Convertible Debentures") including a 25% premium and accrued interest, convertible into Common Stock of the Company to the following financing participants - Atlantis Capital Fund, Ltd., Canadian Advantage Limited Partnership, Dominion Capital Fund, Ltd. and Sovereign Partners LP. The Company did not receive any cash proceeds from the offering of the Convertible Debentures. The full amount was paid by investors to holders of the Company's Convertible Debentures issued on March 16, 1998 holding $3,000,000 of such Convertible Debentures as repayment in full of the Company's obligations under such Convertible Debentures. During the same period the Company issued $2,311,000 aggregate principal amount of 5% Convertible Debentures, convertible into Common Stock of the Company. After deducting fees, commissions and escrow fees in the aggregate amount of $311,000 the Company received a net amount of $2,000,000. The face amount of both Convertible Debentures are convertible into shares of Common Stock of the Company commencing March 1, 1999 at a conversion price equal to 82% of the average closing bid price for the ten trading days preceding the date of the conversion or $1.00 whichever is less. Any convertible Debentures not so converted are subject to mandatory conversion by the Company on the 24th monthly anniversary of the date of issuance of the Convertible
Debentures. As of August 24, 1999 an unconverted balance of $5,629,421 remains outstanding.

         On October 6, 1998 the Company issued $2,940,000 aggregate principal amount of 5% convertible debentures (the "Convertible Debentures") including, as part of the terms of this financing, $540,000 repurchase of stock (717,850 and 747,150 shares from Dominion Capital Fund, Ltd. and Sovereign Partners LP respectively), convertible into Common Stock of the Company to the following financing participants - Dominion Capital Fund, Ltd. and Sovereign Partners LP. After deducting fees, commissions and escrow fees in the aggregate amount of $300,000 the Company received a net amount of $2,100,000. The face amount of the Convertible Debentures is convertible into shares of Common Stock of the Company any time after the closing date at a conversion price equal to 82% of the average closing bid price for the ten trading days preceding the date of the conversion or $1.00 whichever is less. Any Convertible Debentures not so converted are subject to mandatory conversion by the Company on the 24th monthly anniversary of the date of issuance of the Convertible Debentures. None of these debentures have been converted as of August 24, 1999.

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

         On January 29, 1999 the Company issued a principal aggregate amount of $1,170,000 of convertible debentures ("Convertible Debenture"), convertible into Common Stock of the Company to the following financing participants - Dominion Capital Fund, Ltd., Dominion Investment Fund LLC and Sovereign Partners LP at a conversion price of 82% of the average closing bid price for the ten trading days preceding the date of conversion together with accrued interest of 3% for the first 90 days, 3.5% for 91-120 days and 4% for 120 days and thereafter. As further consideration for the loan, the Company issued Lenders Warrants to purchase up to 58,500 shares of the Company's common stock exercisable, in whole or in part, for a period of up to 5 years at $1.00 per share. After deducing fees directly attributable to such offering the offering the Company received a net amount of $1,020,000. All Convertible Debentures were issued to accredited investors as defined in Rule 501(a) of regulation D promulgated under the Act ("Regulation D") and the Company received written representations from each investor to that effect. Any Convertible Debenture not so converted are subject to mandatory conversion by the Company on the 24th anniversary date of issuance of the Convertible Debentures. None of these Convertible Debentures have been converted as of August 24, 1999.

         On March 2, 1999 the Company entered into a second promissory note contingent convertible debenture financing with the same lenders as the December 1998 transaction described directly above (i.e., Dominion Investment Fund LLC and Sovereign Partners LP) with terms and conditions identical to those set forth above excepting (a) gross proceeds amounted to $1,110,000 (b) the initial due date of such notes was May 31, 1999,(c) the potential 60 day extension date on such promissory notes was July 30, 1999 but such extension right was never utilized,(d)the conversion price is 80% of the 10 day average closing bid price for the 10 consecutive trading days immediately preceding conversion date and
(e) Warrants were issued (similarly exercisable over 5 years)to purchase up to 50,000 shares of common stock at 125% of the average 5 day closing bid price of the Company's common stock immediately preceding the date of closing but in no event less than $1.00 per share. In all other respects the terms and conditions of each of the documents executed with respect to this transaction are identical in all material respects to those described above regarding December 1998 transaction. The promissory notes were not paid by their due date and the terms of the Contingent Subscription Agreement and Registration Rights Agreement automatically went into effect.

         On March 26, 1999 the Company entered into a third promissory note (contingent convertible debenture financing) with terms and conditions identical to those set forth in the March 2, 1999 promissory note financing referred to directly above excepting (a) the lender is different, to wit: Aberdeen Avenue, LLC, (b) gross proceeds amounted to $550,000, (c) the initial due date of such note was June 25, 1999, (d) the potential 60 day extension date on such promissory notes was August 24, 1999 but such extendion right was never utilized
(e) Warrants were issued (similarly exercisable over 5 years) to purchase up to 27,500 shares of common stock at 125% of the average 5 day closing bid price of the Company's common stock immediately preceding the date of closing but in no event at less than $1.00 per share. In all other respects the terms and conditions of each of the documents executed with respect to this transaction are identical to those described in the above March 2, 1999 transaction. The promissory notes were not paid on their due date and the terms of the Contingent Subscription Agreement and Registration Rights Agreement automatically went into effect.

         From May 14, 1999 to June 9, 1999 (in a single financing) the Company issued a principal aggregate amount of $850,000 of convertible debentures ("Convertible Debentures"), convertible into Common Stock of the Company to the following financing participants - Endeavour Capital Fund SA, Excaliber Limited Partnership and Carbon Mesa Partners LLC at a conversion price of 80% of the average closing bid price for the ten trading days preceding the date of conversion together with accrued interest of 5%. After deducing fees directly attributable to such offering the offering the Company received a net amount of $772,727. All Convertible Debentures were issued to accredited investors as defined in Rule 501(a) of regulation D promulgated under the Act ("Regulation D") and the Company received written representations from each investor to that effect. Any Convertible Debenture not so converted are subject to mandatory conversion by the Company on the 24th anniversary date of issuance of the Convertible Debentures. None of these Convertible Debentures have been converted as of August 24, 1999.

         On July 9, 1999 the Company entered into a fourth promissory note (contingent convertible debenture financing) with terms and conditions identical to those set forth in the March 2, 1999 promissory note financing referred to directly above excepting (a) the lender is different, to wit: Southshore Capital, Ltd. now assigned to Parkdale LLC (b) gross proceeds amounted to $1,100,000, (c) the due date of such note is August 23, 1999 with no right to extend and (d) the debenture holder did not receive any warrants. In all other respects the terms and conditions of each of the documents executed with respect to this transaction are identical to those described in the above referenced March 2, 1999 transaction. The promissory notes were not paid by their due date and the terms of a Contingent Subscription Agreement, Convertible Debenture and Registration Rights Agreement automatically went into effect.

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

         The 74% increase in net sales was partially due to the acquisition of Empower on April 1, 1997 (Sales of Empower were $7,134,938 for the fiscal year ended June 30, 1998 compared to $2,000,603 for the fiscal year ended June 30,
1997), the Asset purchase of Service Support Group LLC on October 17, 1997 (Sales of Swissray Medical Inc. which started its selling activities after the asset purchase of Service Support Group was $1,577,298 for the fiscal year ended June 30, 1998 compared to $0 for the fiscal year ended June 30, 1997) and the increase in sales made under the Philips OEM Agreement of $6,500,529. Also sales to third parties in Switzerland almost doubled in the fiscal year ended June 30, 1998 compared with the previous fiscal year. These increases have been partially offset by the decrease of $1,519,159 in sales of Elscint products and decreased sales of $1,952,016 for Eastern Europe. The Company sold four of the ddRMulti-System during the fiscal year ended June 30, 1998.

         Gross profits amounted to $4,811,192 or 21% of net sales for the fiscal year ended June 30, 1998, compared to $4,706,287 or 35.8% of net sales for the fiscal year ended June 30, 1997. The decrease in gross profits as a percentage of net revenues is primarily attributable to the fact that sales of lower-margin products increased substantially compared to the fiscal years ended June 30, 1997. This is mainly attributable to increased sales of accessories, which are generally low-margin products, as a result of the acquisition of Empower (net sales of Empower contributed approximately 31% to the Company's net sales). The Company also sold a significant number of units of newly developed products, where the Company is at the beginning of the learning curve in the production process, which results in higher production costs than in a later stage of the learning curve. These products are the Bucky Diagnost TS produced under the OEM Agreement with Philips (which contributed approximately 22% to the Company's net sales) and the ddRMulti-System (which contributed approximately 6% to the Company's net sales). The Company expects sales of accessories to be of a smaller percentage of total sales for the fiscal year ending June 30, 1999 because of the sale of Empower's accessory business to E.M. Parker.

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

         The increase of 100% in selling expenses is the result of additional significant efforts on the part of the Company to build a strong market position in the United States and in Germany, the biggest European market as well as the costs incurred for successful market introduction of the Company's direct digital ddRMulti-System. The Company also made efforts to lay the groundwork for the market introduction of Swissray Information Solutions comprehensive package of consulting, services and products.

         Research and development expenses decreased by 39%. Management considered the relative size of the research and development expenses for the fiscal year ended June 30, 1997 as high. The main focus of the R&D was the industrialization phase of the ddRMulti-System and the development of communication interfaces (DICOM 3.0, HL 7, Dicom Worklist etc.) to extend the connectivity of the ddRMulti-System to communication networks such as HIS, RIS, and PACS. Another important task was to finalize the Tahoma TMSSM software and go into beta-tests. The Tahoma TMSSM, technology management systems are based on the premise that technology is a resource that can be managed to achieve organizational objectives, like reducing operating expense and improving clinical performance. Additional research and development expenses have also been incurred to maintain the technological advantages of the Company's conventional X-ray equipment. Significant research and development expenses will continue to be incurred for the development of new technologically advanced products and the continuing improvement of existing products.

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

BACKLOG

         Management  estimates  that as of the end of the fiscal year ended June

30, 1999, the Company had an order backlog of $12,000,000 which consisted of $8,000,000 in conventional x-ray equipment and $4,000,000 in digital (i.e., ddRMulti-Systems and information solutions )as compared to an order backlog of $13,000,000 which consisted of $11,500,000 in conventional x-ray equipment and $1,500,000 in ddRMulti-Systems as of the fiscal year ended June 30, 1998.

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

RISK FACTORS

History of Increasing Losses; Profitability Uncertain

         As of  June  30,  1995  the  Registrant  had  accumulated  losses  on a consolidated basis of approximately $6,000,000. A substantial part of such losses resulted from activities unrelated to the Company's present operations. Since June 30, 1995 and for the four fiscal years commencing July 1, 1995 and concluding June 30, 1999, the Company incurred additional net losses aggregating $65,465,122 ($21,010,750 of which was attributable to year ended June 30, 1999 as compared to $22,503,109 which was attributable to year end June 30, 1998). Such additional losses primarily resulted from the significant expenses associated with the development of the Company's products, primarily its direct digital X-ray system, the ddRMulti-System, the building of the Company's organization and market position as well as the costs of amortization of debenture issuance costs and beneficial conversion feature (as well as the absence of a significant increase in sales - during fiscal year ended June 30, 1998 - as a result of the delay in the market introduction of certain of the Company's products, which delays were for the purpose of assuring product quality prior to introduction to the industry). The likelihood of the success of the Company must be considered in light of the problems, expenses, difficulties, complications and past delays encountered in connection with the development of any new products and the competitive environment in which the Company operates. Although the Company is deriving operating revenue from its current operations, such revenue has not been sufficient to make the Company's operations profitable. There can be no assurance that the Company will be able to develop significant additional sources of revenue or that it will become profitable. Results of operations may fluctuate significantly and will depend upon further successful introduction of the ddRMulti-System, further market acceptance of new product introductions in the future and competition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- Products," "-- Research and Development" and "-- Competition."

Need for Continued Market Acceptance of the ddRMulti-System

         The Company's future performance will depend to a substantial degree upon the continued market introduction and acceptance of the ddRMulti-System. The Company's marketing efforts to date have generated considerable awareness about the ddRMulti-System among radiologists. From October 1997 through June 30, 1999, the Company sold twelve ddRMulti-Systems in the United States and Europe. During the first two months of its current fiscal year the Company has already contracted sales of 10 ddRMulti-Systems which represents a 25% increase in sales of such Systems over the entire preceding fiscal year (when eight Systems were sold). The extent of, and rate at which, the market introduction, acceptance and penetration can be achieved by the ddRMulti-System are functions of many variables, including, but not limited to, obtaining the necessary governmental approvals (see "Government Regulation" hereinafter), price, effectiveness, acceptance by potential customers and manufacturing, training capacity and marketing and sales efforts. There can be no assurance that the ddRMulti-System will achieve or maintain acceptance in its target markets although management is pleased with the degree of industry acceptance to date (especially reception and feedback received at RSNA convention in Chicago in December 1998, ECR convention in Vienna in March 1999 and the Computer convention (SCAR) held in Houston, Texas in May 1999. Similar risks may confront other products developed by the Company in the future. See "Business --Products" and "-- Regulatory Matters."

Reliance on a Single Product

         The Company has concentrated its efforts primarily on the development of the ddRMulti-System and will be dependent to a significant extent upon acceptance of that product to generate additional revenues. There can be no assurance that the ddRMulti-System will be successfully commercialized notwithstanding its recent successful introduction both within and without the United States (as heretofore and hereinafter indicated) and the fact that more Systems (10) have been sold during the first two months of the Company's current fiscal year than were sold for the entire preceding fiscal year. There can be no assurance that the Company's competitors will not succeed in developing or marketing technologies and products that are more commercially attractive than the ddRMulti-System. See "Business -- Products" and "-- Competition."

         During fiscal year ended June 30, 1999 11 ddRMulti-Systems were sold in the U.S. while 1 ddRMulti-System was sold outside the U.S.

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

Reliance on Large Customers

         In the past, the Company has made a significant amount of sales to a few large customers. Historically, the identity of the Company's largest customers and the volumes purchased by them has varied. The loss of one of the Company's current two largest customers who accounted for 54% of Company sales during fiscal year ended June 30, 1999 (as compared to the second largest customer who only accounted for 1% of Company sales during fiscal year ended June 30, 1999) or a reduction of the volume purchased by such customer would have an adverse effect upon the Company's sales until such time, if ever, as significant sales to other customers can be made. The Company considers the relationship with its largest customers to be satisfactory. The Company expects that as sales of its ddRMulti-System continues to increase, the Company's revenue will be less dependent on one or a few large customers. See Note 19 to the Consolidated Financial Statements of June 30, 1999, 1998 and 1997 and "Business -- Sales and Marketing."

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

         On November 21, 1997, the AddOn Bucky(R), the direct digital detector of the ddRMulti-System received FDA approval. The Company also submitted the ddRMulti-System for Section 510(k) approval with the FDA and such approval was obtained on December 18, 1997 so that the ddRMulti-System may be marketed in the United States.

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

Limited Manufacturing History with Respect to ddRMulti-System

         The Company has limited experience with the manufacture and assembly of the ddRMulti-System in the volumes that will be necessary for the Company to generate significant revenues from the sale of the ddRMulti-System. The Company may encounter difficulties in scaling up its production or in hiring and training additional personnel to manufacture the ddRMulti-System. Future interruptions in supply or other production problems could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business - Products".

Dependence on Sole Source Suppliers

         The Company has only single sources for certain essential components of the ddRMulti-System. Interruptions in the supply of such components might result in production delays, each of which could have a material adverse effect on the Company's business, financial condition and results of operations. See "-- Reliance on A Single Product". To date no material interruptions have occured.

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


                                                  /s/ Theo Lepper
                                                  Theo Lepper
                                                  Certified Public Accountant

Wiesbaden, Germany
August 8, 1997

                           SWISSRAY INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEET
                             JUNE 30, 1999 and 1998
                                     ASSETS

                                                                         ------------------------------
                                                                              1999              1998
                                                                           (Restated)
                                                                         ------------------------------

CURRENT ASSETS
Cash and cash equivalents                                                 $ 1,281,297       $ 1,281,552
Accounts receivable, net of allowance for doubtful
accounts of $219,993 and $32,356                                            2,448,879         2,584,651
Inventories                                                                 7,332,401         7,701,145
Prepaid expenses and sundry receivables                                       866,804         1,501,909
                                                                         ------------------------------
TOTAL CURRENT ASSETS                                                       11,929,381        13,069,257
                                                                         ------------------------------

PROPERTY AND EQUIPMENT                                                      6,283,040         6,010,378
                                                                         ------------------------------

OTHER ASSETS
Loan receivable                                                                15,948            20,005
Licensing agreement                                                         3,104,109         3,600,766
Patents and trademarks                                                        199,906           230,614
Software development costs                                                    347,763           455,318
Security deposits                                                              28,035            38,280
Note receivable - net of allowance of $544,376 and $30,733                        ---           513,643
Goodwill                                                                    1,603,007         1,796,336
Debt issuance costs on convertible debentures                                     ---           180,000
                                                                         ------------------------------
TOTAL OTHER ASSETS                                                          5,298,768         6,834,962
                                                                         ------------------------------
TOTAL ASSETS                                                              $23,511,189       $25,914,597
                                                                         ==============================

                                       F-4
    The accompanying notes are an integral part of these financial statements

                            SWISSRAY INTERNATIONAL
                    CONSOLIDATED BALANCE SHEET (Continued)
                            JUNE 30, 1999 and 1998

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                         ------------------------------
                                                                              1999              1998
                                                                           (Restated)
                                                                         ------------------------------


CURRENT LIABILITIES
Current maturities of long-term debt                                      $   247,028       $   233,746
Notes payable - banks                                                       3,667,159         3,551,091
Notes payable - short-term                                                  1,700,000               ---
Loan payable                                                                  126,006           125,029
Accounts payable                                                            5,422,321         5,030,449
Accrued expenses                                                            2,003,844         2,365,450
Restructuring                                                                 500,000           500,000
Customer deposits                                                             278,507           176,583
Due to stockholders and officers                                                 ---              2,206
                                                                         ------------------------------
TOTAL CURRENT LIABILITIES                                                  13,944,865        11,984,554
                                                                         ------------------------------

CONVERTIBLE DEBENTURES, net of conversion benefit                          15,305,852         7,330,642
                                                                         ------------------------------

LONG-TERM DEBT, less current maturities                                       195,095           440,674

COMMON STOCK SUBJECT TO PUT                                                 1,819,985         1,819,985

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock                                                                  140,062            41,426
Additional paid-in capital                                                 69,028,013        58,074,793
Treasury stock                                                               (540,000)             ---
Deferred compensation                                                      (1,282,500)             ---
Accumulated deficit                                                       (71,492,463)      (50,481,713)
Accumulated other comprehensive loss                                       (1,787,735)       (1,475,779)
Common stock subject to put                                                (1,819,985)       (1,819,985)
                                                                         ------------------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                       (7,754,608)        4,338,742
                                                                         ------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                     $ 23,511,189      $ 25,914,597
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
                                          ============           =========           =========


                                       F-6
    The accompanying notes are an integral part of these financial statements

                           SWISSRAY INTERNATIONAL INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED JUNE 30, 1999, 1998 AND 1997

                                                                    ----------------------------------------------------
                                                                        1999                1998                1997
                                                                    ----------------------------------------------------
                                                                     (Restated)                              (Restated)
CASH FLOWS FROM OPERATING ACTIVITES
Net loss                                                            $(21,010,750)       $(22,503,109)       $(13,685,188)
Adjustment to reconcile net loss to net
        cash used by operating activities
        Depreciation and amortization                                  1,327,395           1,874,206             770,294
        Provision for bad debts                                          931,146             (38,803)            552,725
        Write-off of affiliate receivable                                    ---                 ---             166,384
        Common stock and stock options issued for services             4,755,925                 ---           2,309,435
        Issuance of common stock in lieu of interest payments            128,107             449,376             132,950
        Interest expense on debt issuance cost and
          conversion benefit                                           2,070,784           7,905,225             511,125
        Interest expense on option value per Black Scholes                91,763                 ---                 ---
        Early extinguishment of debt (gain)                              832,849            (304,923)                ---

        (Increase) decrease in operating assets:
        Accounts receivable                                              (51,866)          2,887,427          (1,857,662)
        Accounts receivable - others                                         ---                ---               31,533
        Accounts receivable - long-term                                      ---             163,680             283,603
        Inventories                                                      368,744          (3,790,038)           (998,271)
        Prepaid expenses and sundry receivables                          635,106             434 229            (860,457)
        Increase (decrease) in operating liabilities:
        Accounts payable                                                 391,873            (306,300)          1,601,074
        Accounts payable-affiliates                                          ---                 ---              (1,541)
        Accrued expenses                                                (361,606)          1,463,512             266,245
        Customers deposits                                               101,924               6,147              92,763
                                                                    ----------------------------------------------------
NET CASH USED BY OPERATING ACTIVITIES                                 (9,788,606)        (11,759,371)        (10,684,988)
                                                                    ----------------------------------------------------

CASH FLOW FROM INVESTING ACTIVITIES
        Acquisition of property and equipment                           (692,954)         (2,849,205)         (3,431,375)
        Capitalized computer software                                     (1,518)           (225,174)           (352,036)
        Patents and trademarks                                               ---             (52,386)            (12,925)
        Goodwill                                                             ---            (802,107)           (299,837)
        Asset purchase net of cash received                                  ---            (591,108)                ---
        Increase in notes receivable                                    (199,132)                ---                 ---
        Collection of note receivable                                        ---                 ---             448,857
        Security deposits                                                 10,245               5,448             (23,776)
        Increase(repayment)of loan receivable                              4,056              (2,608)              2,896
                                                                    ----------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                                   (879,303)         (4,517,140)         (3,668,196)

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from short-term borrowings                           20,191,413          10,342,060           9,198,821
        Proceeds from long-term borrowings                                   ---                 ---             248,987
        Proceeds related to debentures not funded                       (227,273)                ---                 ---
        Principal payment of short-term borrowings                   (11,268,343)         (3,852,075)         (2,093,074)
        Principal payment of long-term borrowings                       (245,580)            (21,748)           (442,681)
        Principal payment of long-term borrowings with stock                 ---             (62,267)                ---
        Issuance of common stock for cash                              3,160,396           8,461,262           7,753,222
        Purchase of treasury stock                                      (540,000)                ---                 ---
        Repayment from (payment to) stockholders and officers             (2,207)            (68,032)             87,653
                                                                    ----------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                                 11,068,406          14,779,200          14,752,928
                                                                    ----------------------------------------------------
EFFECT OF EXCHANGE RATE ON CASH                                         (400,752)           (332,444)           (561,122)
                                                                    ----------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                             (255)         (1,809,755)           (161,378)
CASH AND CASH EQUIVALENT - beginning of year                           1,281,552           3,091,307           3,252,685
                                                                    ----------------------------------------------------
CASH AND CASH EQUIVALENTS - end of year                             $  1,281,297        $  1,281,552        $  3,091,307
                                                                    ====================================================

                                      F-7
    The accompanying notes are an integral part of these financial statements

                       SUPPLEMENTAL CASH FLOW INFORMATION

                                                                   ----------------------------------------------------
                                                                        1999                1998                1997
                                                                   ----------------------------------------------------
Cash paid for interest                                              $    462,997        $    161,093        $   122,427
Cash paid for taxes                                                          ---                 ---             56,562

DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES

Stock options, warrants and common stock issued for services                 ---                 ---          2,287,935
Shares issued in lieu of interest paymnets                               126,107             449,376            132,950
Stock issued for acquisition                                                 ---           1,499,997            120,000
Beneficial conversion feature recorded as additional paid-in
   capital                                                             1,633,164           5,738,149          1,000,000


SWISSRAY INTERNATIONAL, INC.
CONSOLITATED STATEMENT OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 1999, 1998 and 1997

                                                                                                             Common
                                                                                        Additional            Stock
                                                                                          Paid-in             to be
                                                                  Common Stock            Capital             issued     Treasury
                                                              Shares         Amount      (Restated)         (Restated) )   Stock
                                                             --------------------------------------------------------------------
BALANCE - July  1, 1996                                      1,418,506       $  14,185   $ 25,770,534   $         --    $      --

COMPREHENSIVE LOSS:
     Net loss of the year                                           --              --             --             --           --
     Foreign currency translation losses net of taxes $ -0-         --              --             --             --           --

     TOTAL COMPREHENSIVE LOSS                                       --              --             --             --           --

Issuance of common stock for cash                              519,776           5,197      7,630,495             --           --
Stock options exercised for cash                                16,100             161        117,369             --           --
Issuance of common stock in lieu of interest payment             7,061              71        132,879             --           --
Beneficial conversion feature of convertible debentures             --              --      1,000,000             --           --
Stock options granted as compensation                               --              --         25,000             --           --
Stock options granted for services                                  --              --      1,161,462             --           --
Shares to be issued to officers for services                        --              --             --      1,122,973           --
Purchase of subsidiary for stock                                 8,000              80        119,920             --           --
Common stock subject to put                                         --              --             --             --           --
                                                             --------------------------------------------------------------------

BALANCE - JUNE 30, 1997                                      1,969,443          19,694     35,957,659      1,122,973           --

COMPREHENSIVE LOSS:
     Net loss of the year                                           --              --             --             --           --
     Foreign currency translation losses net of taxes $ -0-         --              --             --             --           --

     TOTAL COMPREHENSIVE LOSS                                       --              --             --             --           --

Issuance of common stock for cash                            2,013,688          20,137     13,581,739             --           --
Stock options exercised for cash                                16,900             169        123,201             --           --
Shares issued to officers for services                          48,259             483      1,122,490     (1,122,973)          --
Issuance of common stock in lieu of interest payment            60,999             610        448,766             --           --
Beneficial conversion feature of convertible debentures             --              --      5,738,149             --           --
Early extinguishment of debt                                        --              --       (396,875)            --           --
Issuance of common stock for asset purchase                     33,333             333      1,499,664             --           --
Common Stock subject to put                                         --              --             --             --           --
                                                             --------------------------------------------------------------------
BALANCE - JUNE 30, 1998                                      4,142,622          41,426     58,074,793            --            --


COMPREHENSIVE LOSS:
     Net loss of the year                                           --              --             --             --           --
     Foreign currency translation losses net of taxes $ -0-         --              --             --             --           --

     TOTAL COMPREHENSIVE LOSS                                       --              --             --             --           --

Issuance of common stock for cash                            3,861,287          38,613      3,121,784             --           --
Stock options exercised for services                             1,000              10          7,290             --           --
Shares issued for services                                   3,801,500          38,015      1,673,110             --           --
Issuance of common stock in lieu of interest payment           199,830           1,998        126,109             --           --
Beneficial conversion feature of convertible debentures             --              --      1,633,164             --           --
Shares issued to officers for services                       2,000,000          20,000      4,300,000             --           --
Treasury stock - at cost                                            --              --             --             --     (540,000)
Interest expense on option value per Black Scholes                  --              --         91,763             --           --
                                                            ----------------------------------------------------------------------
BALANCE - JUNE 30, 1999                                     14,006,239    $    140,062   $ 69,028,013   $         --    $(540,000)
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

Revenues from direct sales of products to end users are recorded when the product is shipped, the product is installed and collection of the purchase price is probable and the Company has no significant further obligations to the customer. Revenues from direct sales of products to distributors are recorded when the product is shipped, and collection of the purchase price is probable and the Company has no significant further obligations to the customer.Cost of remaining insignificant company obligations, if any, are accrued as costs of revenue at the time of revenue recognition.

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

NOTE 10 - SHARES ISSUED FOR COMPENSATION

Pursuant to agreements between the President of the Company and the Company, dated as of December 1996 and June 1997, the Company incurred additional compensation to the officer payable as 48,259 shares with a fair value of $1,122,973. The compensation was in consideration of the officer's agreement for the cancellation of 1,608,633 shares of common stock held by the officer or companies controlled by him which allowed the Company to maintain a sufficient number of shares of common stock to meet certain obligations of the Company to issue common stock and to permit certain financings prior to the increase in the number of authorized shares of common stock from 15,000,000 to 30,000,000 shares. The shares were issued by the Company on July 22, 1997. In June 1999 the Company incurred additional compensation to the President of the Company of 2,000,000 fully vested, nonforfeitable shares with a fair market value of $4,320,000 (based on the bid price of $2.40 per share on the date of issuance less a 10% discount for restrictions on the resale of such shares). The compensation was in consideration of the President's agreement to extinguish his rights contained in his employment agreement which entitled him to a 25% bonus of the Company's earnings (as defined).

In 1999 the Company issued 3,800,000 fully vested, nonforfeitable shares of common stock with a fair market value of $.45 per share or $1,710,000 (based on the bid price of $.50 per share on the date of issuance less a 10% discount for restrictions on the resale of such shares) to consultants for services to be rendered over terms of one year to eighteen months. Such amount has been deferred and is being amortized over the term of the consulting agreements.

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
                                                                                  =================      ===============

The Company is currently in violation of certain covenants in their debenture agreements. Such covenants have been waived by the holders through July 1, 2001.

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

A summary of the status of the Stock Option Plans at June 30, 1999, 1998 and 1997 and the changes during the years then ended is presented below:

                                   1999                               1998                               1997
                      ------------------------------     ------------------------------      ----------------------------
                         Weighted                           Weighted                            Weighted
                          Shares         Average             Shares         Average              Shares        Average
                        Underlying      Exercise           Underlying       Exercise           Underlying      Exercise
                         Options          Price             Options          Price              Options         Price
                      -------------- ---------------     --------------  --------------      --------------  ------------
Outstanding
at  beginning                180,000          $23.40            196,900          $23.40             133,500        $25.20
of year
Granted                       15,500            $.44                  -           $0.00              79,500        $17.80

Exercised                    (1,000)           $7.30           (16,900)           $7.30             (16,100)        $0.00
                      -------------- ---------------     --------------  --------------      --------------  ------------
Outstanding
at end of year               194,500          $24.30            180,000          $24.30             196,900        $23.40
                      ============== =============== ==  ==============  ============== ==== ==============  ============
Exercisable at
end of year                  194,500          $24.30            180,000          $24.30             196,900        $23.40
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
                                       -----------------
                                                 194,500
                                       =================


Stock Warrants

In Fiscal 1999, the Company issued 462,500 warrants. The Company recognized interest cost for the warrants issued of $92,000. Such value was determined using the Black-Scholes method method with the following weighted average assumptions; dividend yield 0%, expected volatility 70%, risk-free interest rate 7%, expected lives in years 1. The following table summarized information about stock warrants at June 30, 1999:



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

In Fiscal 1999 the Company recognized a loss from early extinguishment of debt of $832,849, net of income taxes of $-0-.

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

During the years ended June 30, 1999 1998 and 1997 there were sales to customers that exceeded 10% of net consolidated sales. Sales to these customers were: 1999 customer A, $9,253,480 (54%), 1998 customer A $ 7,647,354 (33%), 1997 customer
A, $1,899,084 (14%) customer B $2,389,613 (18%).The company operates in a single industry segment, providing x-ray medical equipment.

The Company derives all of its revenues from its subsidiaries located in the United States, Switzerland and Germany. Sales by geographic areas for the years ended June 30, 1999, 1998 and 1997 were as follows:


                                                         1999                      1998                      1997
                                                 --------------------        -----------------         ----------------
United States                                  $            4,026,931     $          9,127,569      $         2,000,608
Switzerland                                                12,625,381               12,851,115                2,184,161
Germany                                                       643,570                  914,294                1,393,072
Other export sales                                        -                          -                        7,573,860
                                                 ====================        =================         ================
                                            $              17,295,882     $         22,892,978      $        13,151,701
                                                 ====================        =================         ================

The following summarizes identifiable assets by geographic area:


                                                                            1999                         1998
                                                                    ---------------------          -----------------
United States                                                     $             7,270,543       $          8,075,151
Switzerland                                                                    16,009,209                 17,454,379
Germany                                                                           231,437                    385,067
                                                                    ---------------------          -----------------
                                                                  $            23,511,189       $         25,914,597
                                                                    =====================          =================

The following summarizes operating losses before provision for income tax:


                                                         1999                     1998                     1997
                                                  ------------------       -------------------      -------------------
United States                                  $        (14,542,148)     $        (13,962,842)    $           (175,254)
Switzerland                                              (5,392,436)               (8,803,006)             (12,678,800)
Germany                                                    (243,317)                  (42,184)                (333,397)
                                                  ------------------       -------------------      -------------------
                                               $        (20,177,901)     $        (22,808,032)    $        (13,187,451)
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

It was not practicable to include information for SSG for the year ended June 30, 1997

NOTE 24-VALUATION AND QUALIFYING ACCOUNTS

                                   Balance at  Additions             Balance at
                                   Beginning  Charged to               End of
                                    of Year    Expenses   Deductions     Year
Allowance for doubtful acounts:
     Year ended June 30, 1999      $ 32,356   $706,877   $519,240     $219,993
     Year ended June 30, 1998      $148,390   $133,196   $249,230     $ 32,356
     Year ended June 30, 1997      $109,843   $619,160   $580,613     $148,390

NOTE 25 - RESTATEMENT

The accompanying financial statements have been restated to properly record the accounting for the value of common stock issued to an officer and consultants as compensation during the year ended June 30, 1999.

The effect of such restatements on the Company's 1999 financial statement is as follows:

                               As                               As
                            Reported        Adjustments      Restated
                           -----------     ------------     ----------
Balance Sheet Adjustments
 Assets                    $23,761,189      $ (250,000)     $23,511,189
 Liabilities                29,695,812        (250,000)      29,445,812

Statement of Operations
 Adjustments
  Operating expenses       $15,581,217      $3,764,722      $19,345,939
  Loss from continuing
   operations              (16,413,179)      3,764,722      (20,177,901)
  Net loss                 (17,246,028)      3,764,722      (21,010,750)
  Net loss per common
   share basic             $     (2.65)     $    (0.57)     $     (3.22)

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

ITEM 11.  EXECUTIVE COMPENSATION

Employment Agreements

         Ruedi G. Laupper has entered into a five-year employment agreement with Swissray Management AG, a wholly owned subsidiary of the Registrant, on December 18, 1997, which agreement will be automatically renewed for another five years unless terminated by either party no later than December 31, 2001. Such agreement provides for (i) an annual salary of 299,000 Swiss francs (or $194,121), (ii) an annual bonus of 12,000 Swiss francs (or $8,377), and (iii) a performance based bonus, based on the audited consolidated financial statements of the Company as of the end of the fiscal year. The bonus shall be 25% of EBIT (earnings before interest and taxes) payable in stock of Swissray International, Inc. valued at the average of the closing prices during the five business days following the filing of the 10-K. In addition, the agreement entitles Mr. Laupper to a car allowance, five weeks of vacation, $698 per month for expenses and a "Bel Etage" insurance which provides certain pension benefits not mandated by Swiss law. If such employment agreement is terminated for reasons beyond the employee's control, Ruedi Laupper will receive 2 million Swiss francs (or $1,396,258) including any bonus. The Registrant guarantees the obligation of Swissray Management AG in the event of a default.

         Pursuant to June 30, 1999 Board meeting (attended by the Company's President, Ruedi G. Laupper, who absented himself from the meeting prior to vote upon and adoption of resolutions) the EBIT bonus provisions referred to above were extinguished in exchange for (a) extending the duration of the employment agreement to December 18, 2007 and (b) issuance to Ruedi G. Laupper of 2,000,000 fully vested, and non-forfeitable shares of restrictive Company common stock in exchange for and in consideration of his agreeing to cancel the above referenced EBIT provisions in his employment contract which otherwise would have entitled him to receive 25% of all Company earnings before interest and taxes ("EBIT") payable in shares of Company Common Stock during each year of such employment contract, which contract expires December, 2007. EBIT, in thousands, for the years ended June 30, 1997, 1998 and 1999 was $(12,425), $(14,218), and $(15,539)
respectively. Accordingly, no bonus was payable. Valuation assigned to the aforesaid 2,000,000 fully vested, and non-forfeitable shares was based upon Board members agreement that such price would be based upon 75% of bid price at the time proposal was initially made and agreed to on March 12, 1999, i.e. 75% of $0.50 bid price on March 12, 1999. The Board resolution approving the above referenced transaction (and utilizing the aforesaid agreed to valuation date) occurred on June 30, 1999, at which time the bid price of the common stock was $2.625 and at which time the above referenced shares were issued to Mr. Laupper. In accordance with SEC guidelines (and notwithstanding the percentage discount from bid price discussed above) the Company's financial statements reflect a 10% (as opposed to 25%) discount from bid price with respect to this transaction at date of issuance.

         Ueli Laupper and Josef Laupper have entered into three-year employment agreements with Swissray Management AG on December 18, 1997, which agreements will be automatically renewed for another three years unless notice is given six months prior to the expiration date. Such agreements provide for salaries of $94,924 and 119,700 Swiss francs (or $83,566) respectively with annual bonuses of $7,077 and 9975 Swiss francs (or $6,964) respectively, $1,500 and 1000 Swiss francs (or $698) per month for expenses respectively and 20 days and 25 days of vacation respectively. The employment agreements of each of Ueli Laupper and Josef Laupper also provide for a car allowance. If either of such employees is terminated for reasons beyond the employees control he will receive 500,000 Swiss francs (or $349,065).

         Mr. Kalbermatter in accordance with his Agreement with Swissray Management AG assumed the position of Chief Operating Officer of the Company effective April 14, 1998 at an annual salary equivalent to $153,333. Mr.

Kalbermatter shall also receive (a) an expense allowance  equivalent to $12,000,
(b) an automobile  allowance  equivalent to $11,333, (c) 25 days of vacation and
(d) a "Bel Etage" inusrance which provides certain pension benefits. U.S. dollar equivalents indicated above are based upon a Swiss Francs (CHF) exchange rate of $1.50. This Agreement was to expire in May 31, 1999 but Mr. Kalbermatter resigned in February 1999.


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

                                                        Annual Compensation                       Long-Term Compensation
                                            Fiscal                             Other Annual       Stock         All Other
Name and Principal Position                  Year        Salary    Bonus       Compensation      Options     Compensation
------------------------------------        -----    -----------   -----       ------------      -------     ------------
Ruedi G. Laupper                            1999     $194,121       $8,377   $4,335,000(1)(8)         --              ---
  President and Chief Executive             1998     $173,587       $16,057  $15,000 (1)            --              ---
  Officer, Chairman of the                  1998         ---         ---     $1,122,973 (1)         --              ---
  Board of Directors                        1997     $146,983        ---     $15,000 (1)           12,000(5)        ---

Josef Laupper                               1999     $ 83,566       $6,494   $12,000 (1)           ---              ---
  Secretary, Treasurer                      1998     $ 94,669        ---     $12,000 (1)           ---              ---
                                            1997     $ 96,861        ---     $12,000 (1)           ---              ---

Ueli Laupper                                1999     $ 94,924       $7,077   $10,000 (1)           ---              ---
  Vice President International              1998     $ 95,685        ---     $10,000 (1)           ---              ---
  Sales (2)                                 1997     $    ---        ---     $    ---              ---              ---

Herbert Laubscher
  Chief Financial Officer (2)(3)            1998     $ 79,244        ---     $    ---              ---              ---
                                            1997     $    ---        ---     $    ---              ---              ---

Ulrich R. Ernst (4)
                                            1997     $ 96,979        ---     $10,000 (1)           ---              ---

Erich A. Kalbermatter                       1999     $153,439        ---     $     ---             ---              ---
  Chief Operating Officer (6)               1998     $ 33,652        ---     $     ---             ---              ---
--------------------

(1)      Fees for service on the Board of Directors of the Company.
(2)      Compensation did not exceed $100,000 in any fiscal year.
(3) Herbert Laubscher joined the Company in August of 1996 and served as Treasurer from January 1998 until his resignation effective December 31, 1998.
(4) Ulrich R. Ernst was Chairman of the Board of Directors from May 1995 until March 18, 1997.
(5) The options, which were fully vested on date of grant (6/13/97), were issued in exchange for services to the Company as Chairman of the Board of Directors.
(6) Erich A. Kalbermatter joined the Company on April 14, 1998 and resigned in February 1999.
(7) Compensation paid in equivalent of 48,259 post reverse split shares of Common Stock for cancellation of Common Stock held by officer, as follows:

                  Ruedi G. Laupper, the Company's President, surrendered for cancellation an aggregate of 1,608,635 shares of common stock owned by him in order for the Company to meet its obligations with respect to various warrantees and representations made by it regarding availability of a sufficient number of authorized but unissued shares to timely meet convertible debenture conversions and avoid Company default (regarding financings which occurred in or about September 1996 and January 1997). By surrendering such shares Ruedi G. Laupper lost his holding period under Rule 144 which at that point would have entitled him to utilize Rule 144 every three months to sell such restrictive shares (as free trading) subject to volume limitation imposed by Rule 144. In exchange for losing such valuable right and once stockholders had increased the number of authorized shares of Company common stock at a Special Meeting called for such purposes, Mr. Laupper, as previously agreed to, received a number of shares equal to 30% (48,259 post reverse split shares) more than those previously canceled (creating a brand new holding period for him for purposes of Rule 144 transactions).At the time that the Company's President surrendered his aforesaid 1,608,635 shares for cancellation (to wit:
         March 7, 1997) the bid price of the Company's common stock was $2.6875 while at the time that such individual received the 48,259 post split shares referred to above (on June 30, 1997) the bid price for the Company's common stock was $2.421875.
(8) Dollar value assigned to the 2,000,000 shares of Common Stock issued for relinquishment of EBIT bonus based upon Board members agreement that such price would be based upon 90% of bid price at the time proposal was initially made, i.e., 90% of the $2.40 average price on June 30, 1999 - the date of the Board of Directors meeting.

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

             STOCK OPTION GRANTS IN FISCAL YEAR ENDED JUNE 30, 1999

         With respect to the Named Executive Officers there were no granting of stock options under either the Company's 1996, 1997 or 1999 Stock Option Plans (the "Plans") during the fiscal year ended June 30, 1999.

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

Retirement and Long-Term Incentive Plans

         The Swiss and German Subsidiaries, mandated by government regulations, are required to contribute approximately five (5%) percent of eligible, as defined, employees' salaries into a government pension plan. The subsidiaries also contribute approximately five (5%) percent of eligible employee salaries into a private pension plan. Total contributions charged to operations for the years ended June 30, 1999, 1998 and 1997, were $509,959, $347,854 and $274,009, respectively.

Director Compensation

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

         While the Company did not issue any shares of its Common Stock to any of its officers during fiscal year ended June 30, 1998 it did issue 48,259 shares of Common Stock to a company controlled by Ruedi G. Laupper pursuant to an agreement between Ruedi G. Laupper and the Company in consideration of Mr. Laupper's agreement to cancellation of 160,863 post split shares of Common Stock held by Ruedi G. Laupper or companies controlled by him. See also footnote 7 to Summary Compensation Table for additional material information regarding this transaction.

         The Company did not issue any shares of its Common Stock to any of its officers during fiscal year ended June 30, 1999 excepting for the issuance of 2,000,000 restrictive shares to Ruedi G. Laupper in exchange for and in consideration of cancellation of certain bonus provisions contained in employment contract.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Reference is herewith made to Compensation Committee Interlock, second paragraph regarding (a) 48,259 restrictive shares of Company common stock issued to its President during fiscal year ended June 30, 1998 and (b) 2,000,000 restrictive shares issued to its President during fiscal year ended June 30, 1999. For further information with respect to the latter transaction reference is herewith made to "Management - Employment Agreements", second paragraph. With respect to both transactions referred to herein the Company's Board determined same to be as fair to the Company as could have been made with unaffiliated parties and both of such transactions were unanimously approved by its Board with the Company's President abstaining from voting.

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

               i) None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,


                                             SWISSRAY INTERNATIONAL, INC.


Dated: July 13, 2000                         By:/s/Ruedi G. Laupper
                                             Name: Ruedi G. Laupper
                                             Title: Chairman of the Board of
                                                    Directors, President &
                                                    Principal Executive Officer


         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and on the dates indicated.

           Signature     Title                            Date

/s/ Reudi G. Laupper     Chairman of the Board of         Dated: July 13, 2000
--------------------
Reudi G. Laupper         Directors, President &
                         Principal Executive Officer

/s/ Josef Laupper        Secretary, Treasurer and a       Dated: July 13, 2000
--------------------
Josef Laupper            Director

/s/ Michael Laupper
--------------------     Principal Financial Officer      Dated: July 13, 2000
Michael Laupper          & Controller


/s/ Ueli Laupper          Vice President and a Director   Dated: July 13, 2000
---------------------
Ueli Laupper

/s/Dr. Erwin Zimmerli
--------------------      Director                        Dated: July 13, 2000
Dr. Erwin Zimmerli


--------------------      Director                        Dated: July , 2000
Dr. Sc. Dov Maor

Supplemental Information

         Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to section 12 of the Act.

Not Applicable