Form 10-Q/A
period 1999-09-30
SWISSRAY INTERNATIONAL INC
filed 2000-07-13
CIK 1002137

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                  FORM 10-Q/A-2

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

                           SWISSRAY INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                                       September 30,  June 30,
                                                          1999         1999
                                                       (Unaudited)  (Restated)
                                                      -----------   -----------
CURRENT ASSETS
Cash and cash equivalents .......................     $ 2,171,949   $ 1,281,297
Accounts receivable, net of allowance for doubtful
accounts of $ 212,166 and $ 219,993 .............       2,593,626     2,448,879
Inventories .....................................       7,240,734     7,332,401
Prepaid expenses and sundry receivables .........         749,797       866,804
                                                      -----------   -----------
Total Current Assets ............................      12,756,106    11,929,381
                                                      -----------   -----------
PROPERTY AND EQUIPMENT ..........................       6,193,048     6,283,040
                                                      -----------   -----------
OTHER ASSETS
Loan receivable .................................          16,987        15,948
Licensing agreement .............................       2,979,945     3,104,109
Patents and trademarks ..........................         192,441       199,906
Software develompent costs ......................         328,167       347,763
Security deposits ...............................          26,625        28,035
Goodwill ........................................       1,554,674     1,603,007
                                                       -----------   -----------
TOTAL OTHER ASSETS ..............................       5,098,839     5,298,768
                                                       -----------   -----------
Total Assets ....................................     $24,047,993   $23,511,189
                                                      ===========   ===========
                                        F 1

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Current maturities of long-term debt ............  $    226,726    $    247,028
Notes payable - banks ...........................     4,060,490       3,667,159
Notes payable - short-term ......................     2,230,908       1,700,000
Loan payable ....................................       125,590         126,006
Accounts payable ................................     5,318,943       5,422,321
Accrued expenses ................................     2,642,437       2,003,844
Restructuring ...................................       500,000         500,000
Customer deposits ...............................       132,986         278,507
                                                      -----------   -----------
TOTAL CURRENT LIABILITIES .......................    15,238,080      13,944,865
                                                      -----------   -----------
Convertible Debentures, net of conversion benefit    15,901,793      15,305,852
                                                      -----------   -----------
LONG-TERM DEBT, less current maturities .........       196,310         195,095
                                                      -----------   -----------
COMMON STOCK SUBJECT TO PUT .....................       319,985       1,819,985
                                                      -----------   -----------
STOCKHOLDERS' DEFICIT

Common stock ....................................       159,083         140,062
Additional paid-in capital ......................    72,630,896      69,028,013
Treasury Stock ..................................    (2,040,000)       (540,000)
Deferred Compensation ...........................      (855,000)     (1,282,500)
Accumulated deficit .............................   (75,435,878)    (71,492,463)
Accumulated other comprehensive loss ............    (1,747,291)     (1,787,735)
Common stock subject to put .....................      (319,985)     (1,819,985)
                                                      -----------   -----------
TOTAL STOCKHOLDERS' DEFICIT .....................    (7,608,175)     (7,754,608)
                                                      -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT .....  $ 24,047,993    $ 23,511,189
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

FINANCIAL CONDITION

September 30, 1999 compared to June 30, 1999

         Total assets of the Company on September 30, 1999 increased by $536,804 to $24,047,993 from $23,511,189 on June 30, 1999, primarily due to the increase of Current Assets. Current Assets increased $826,725 to $12,756,106 on September 30, 1999 from $11,929,381 on June 30, 1999. The increase in current assets is attributable to the increase of Cash and cash equivalents of $890,652 and the increase of Accounts receivable of $144,747 offset by the decrease in prepaid expenses and sundry receivables of $117,007 and the decrease in inventory of
$91,667. Other Assets decreased $199,929 to $5,098,839 on September 30, 1999 from $5,298,768 on June 30, 1998. The decrease is primarily attributable to the amortization of the licensing agreement, patents & trademark, software development cost and the goodwill.

         On September 30, 1999, the Company had total liabilities of $31,656,168 compared to $29,445,812 on June 30, 1999. On September 30, 1999, current liabilities were $15,238,080 compared to $13,944,865 on June 30, 1999. Working capital at September 30, 1999 was $(2,481,974) compared to $(2,015,484) at June 30, 1999.

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

                                      SWISSRAY INTERNATIONAL, INC.

                                By:\S\Ruedi G. Laupper_____________
                                   Ruedi G. Laupper, Chairman of the
                                   Board of Directors, President and
                                   Chief Executive Officer

Date:  July  13, 2000