Form 10-Q/A
period 1999-12-31
SWISSRAY INTERNATIONAL INC
filed 2000-07-13
CIK 1002137

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


                           SWISSRAY INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEET


                                     ASSETS

                                                     December 31,    June 30,
                                                         1999          1999
                                                     (Unaudited)    (Restated)
                                                    ------------    ----------
CURRENT ASSETS

Cash and cash equivalents ........................   $ 3,714,913   $ 1,281,297
Accounts receivable, net of allowance for doubtful
accounts of $ 202,942 and $ 219,993 ..............     2,586,887     2,448,879
Inventories ......................................     6,546,931     7,332,401
Prepaid expenses and sundry receivables ..........       706,589       866,804
                                                     -----------   -----------
TOTAL CURRENT ASSETS .............................    13,555,320    11,929,381


PROPERTY AND EQUIPMENT ...........................     6,483,486     6,283,040

OTHER ASSETS
Loan receivable ..................................        15,267        15,948
Licensing agreement ..............................     2,855,780     3,104,109
Patents and trademarks ...........................       185,298       199,906
Software develompent costs .......................       307,799       347,763
Security deposits ................................        37,449        28,035
Goodwill .........................................     1,506,341     1,603,007
                                                     -----------   -----------
TOTAL OTHER ASSETS ...............................     4,907,934     5,298,768
                                                     -----------   -----------
TOTAL ASSETS .....................................   $24,946,740   $23,511,189
                                                     ===========   ===========






                                       F 1

                                                    December 31,     June 30,
                                                         1999          1999
                                                     (Unaudited)    (Restated)
                                                    ------------    ----------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Current maturities of long-term debt ............   $    191,655    $   247,028
Notes payable - banks ...........................      5,231,860      3,667,159
Notes payable - short-term ......................        772,767      1,700,000
Loan payable ....................................        117,332        126,006
Accounts payable ................................      4,459,599      5,422,321
Accrued expenses ................................      2,493,918      2,003,844
Restructuring ...................................        500,000        500,000
Customer deposits ...............................        227,490        278,507
                                                      ------------   -----------
TOTAL CURRENT LIABILITIES .......................     13,994,621     13,944,865

Convertible Debentures, net of conversion benefit     15,292,793     15,305,852

LONG-TERM DEBT, less current maturities .........        181,141        195,095

COMMON STOCK SUBJECT TO PUT .....................        319,985      1,819,985

STOCKHOLDERS' EQUITY

Common stock ....................................        206,120        140,062
Additional paid-in capital ......................     83,765,653     69,028,013
Treasury Stock ..................................     (2,040,000)      (540,000)
Deferred Compensation ...........................       (336,500)    (1,282,500)
Accumulated deficit .............................    (84,410,897)   (71,492,463)
Accumulated other comprehensive loss ............     (1,706,191)    (1,787,735)
Common stock subject to put .....................       (319,985)    (1,819,985)
                                                    ------------    ------------
TOTAL STOCKHOLDERS' EQUITY ......................     (4,841,800)    (7,754,608)
                                                    ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......   $ 24,946,740   $ 23,511,189
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

         (4) Common Stock

In October 1999 the Company issued 875,000 fully vested, nonforfeitable shares of common stock with a fair market value of $2.475 per share or $2,165,625 (based on the bid price of $2.75 per share on the date of issuance less a 10% discount for restrictions on the resale of such shares) to officers and/or directors as additional compensation. Such amount has been expensed and is included in results of operations.



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