Form 10-Q/A
period 2000-03-31
SWISSRAY INTERNATIONAL INC
filed 2000-07-13
CIK 1002137

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

                           SWISSRAY INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                                         March 31,      June 30,
                                                           2000           1999
                                                         ---------      --------
                                                        (Unaudited)   (Restated)
CURRENT ASSETS
Cash and cash equivalents ..........................   $ 3,245,610   $ 1,281,297
Accounts receivable, net of allowance for doubtful
accounts of $ 174,995 and $ 219,993 ................     4,505,719     2,448,879
Inventories ........................................     5,816,197     7,332,401
Prepaid expenses and sundry receivables ............       840,063       866,804
                                                        ----------    ----------
Total Current Assets ...............................    14,407,589    11,929,381
                                                        ----------    ----------
PROPERTY AND EQUIPMENT .............................     6,368,996     6,283,040
                                                        ----------    ----------
OTHER ASSETS
Loan receivable ....................................        75,270        15,948
Licensing agreement ................................     2,731,616     3,104,109
Patents and trademarks .............................       178,528       199,906
Software development costs .........................       281,756       347,763
Security deposits ..................................        36,533        28,035
Goodwill ...........................................     1,458,008     1,603,007
                                                        ----------     ---------
TOTAL OTHER ASSETS .................................     4,761,711     5,298,768
                                                        ----------     ---------
Total Assets .......................................   $25,538,296   $23,511,189
                                                        ==========    ==========


                                       F 1

                           SWISSRAY INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEET

                                                         March 31,      June 30,
                                                           2000           1999
                                                         ---------      --------
                                                        (Unaudited)   (Restated)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt ............   $    154,558    $   247,028
Notes payable - banks ...........................      3,689,144      3,667,159
Notes payable - short-term ......................        713,308      1,700,000
Loan payable ....................................        116,073        126,006
Accounts payable ................................      4,526,354      5,422,321
Accrued expenses ................................      3,332,833      2,003,844
Restructuring ...................................        460,000        500,000
Customer deposits ...............................      2,061,903        278,507
                                                       ---------      ----------
TOTAL CURRENT LIABILITIES .......................     15,054,173     13,944,865
                                                      ----------     -----------
Convertible Debentures, net of conversion benefit     14,242,793     15,305,852
                                                      ----------     -----------
LONG-TERM DEBT, less current maturities .........        179,847        195,095
                                                      ----------     -----------
COMMON STOCK SUBJECT TO PUT .....................        319,985      1,819,985
                                                      ----------     -----------
STOCKHOLDERS' EQUITY
Common stock ....................................        227,864        140,062
Additional paid-in capital ......................     87,046,553     69,028,013
Treasury Stock ..................................     (2,040,000)      (540,000)
Deferred Compensation ...........................              -     (1,282,500)
Accumulated deficit .............................    (87,262,687)   (71,492,463)
Accumulated other comprehensive loss ............     (1,910,247)    (1,787,735)
Common stock subject to put .....................       (319,985)    (1,819,985)
                                                      ----------     -----------
TOTAL STOCKHOLDERS' EQUITY ......................     (4,258,502)    (7,754,608)
                                                      ----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......   $ 25,538,296   $ 23,511,189
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

         (4)    SUBSEQUENT EVENT

On March 29, 1999 an agreement was reached and executed on April 4, 2000 whereby the Company issued 490,000 fully vested, nonforfeitable shares of common stock with a fair market value of $2.5308 per share or $1,240,092 (based on the bid price of $.50 per share on the date of issuance less a 10% discount for restrictions on the resale of such shares) to a consultant for services to be rendered over twelve months commencing April 1, 2000. Such amount has been deferred and is being amortized over the term of the consulting agreement. In addition the agreement provides for the issuance of 36,000 restrictive shares of Company Common stock (based on 3,000 shares per month) throughout the period of the Consultant's performance.

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