Form 10-Q/A
period 1999-09-30
SWISSRAY INTERNATIONAL INC
filed 2000-07-25
CIK 1002137

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                  FORM 10-Q/A-3

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

                           SWISSRAY INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                                       September 30,  June 30,
                                                          1999         1999
                                                       (Unaudited)  (Restated)
                                                      -----------   -----------
CURRENT ASSETS
Cash and cash equivalents .......................     $ 2,171,949   $ 1,281,297
Accounts receivable, net of allowance for doubtful
accounts of $ 212,166 and $ 219,993 .............       2,593,626     2,448,879
Inventories .....................................       7,240,734     7,332,401
Prepaid expenses and sundry receivables .........         749,797       866,804
                                                      -----------   -----------
Total Current Assets ............................      12,756,106    11,929,381
                                                      -----------   -----------
PROPERTY AND EQUIPMENT ..........................       6,193,048     6,283,040
                                                      -----------   -----------
OTHER ASSETS
Loan receivable .................................          16,987        15,948
Licensing agreement .............................       2,979,945     3,104,109
Patents and trademarks ..........................         192,441       199,906
Software develompent costs ......................         328,167       347,763
Security deposits ...............................          26,625        28,035
Goodwill ........................................       1,554,674     1,603,007
                                                       -----------   -----------
TOTAL OTHER ASSETS ..............................       5,098,839     5,298,768
                                                       -----------   -----------
Total Assets ....................................     $24,047,993   $23,511,189
                                                      ===========   ===========
                                        F 1

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Current maturities of long-term debt ............  $    226,726    $    247,028
Notes payable - banks ...........................     4,060,490       3,667,159
Notes payable - short-term ......................     2,230,908       1,700,000
Loan payable ....................................       125,590         126,006
Accounts payable ................................     5,318,943       5,422,321
Accrued expenses ................................     4,242,437       3,003,844
Restructuring ...................................       500,000         500,000
Customer deposits ...............................       132,986         278,507
                                                      -----------   -----------
TOTAL CURRENT LIABILITIES .......................    16,838,080      14,944,865
                                                      -----------   -----------
Convertible Debentures, net of conversion benefit    15,901,793      15,305,852
                                                      -----------   -----------
LONG-TERM DEBT, less current maturities .........       196,310         195,095
                                                      -----------   -----------
COMMON STOCK SUBJECT TO PUT .....................       319,985       1,819,985
                                                      -----------   -----------
STOCKHOLDERS' DEFICIT

Common stock ....................................       159,083         140,062
Additional paid-in capital ......................    72,630,896      69,028,013
Treasury Stock ..................................    (2,040,000)       (540,000)
Deferred Compensation ...........................      (855,000)     (1,282,500)
Accumulated deficit .............................   (77,035,878)    (72,492,463)
Accumulated other comprehensive loss ............    (1,747,291)     (1,787,735)
Common stock subject to put .....................      (319,985)     (1,819,985)
                                                      -----------   -----------
TOTAL STOCKHOLDERS' DEFICIT .....................    (9,208,175)     (8,754,608)
                                                      -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT .....  $ 24,047,993    $ 23,511,189
                                                      ===========   ===========
                                       F 2

                           SWISSRAY INTERNATIONAL INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                            Three Months Ended
                                               September 30,
                                           1999            1998
                                        Unaudited       Unaudited
                                      ------------    ------------
NET SALES .........................   $  3,879,167    $  3,656,441
COST OF SALES .....................      2,978,034       2,836,914
                                      ------------    ------------
GROSS PROFIT ......................        901,133         819,527
                                      ------------    ------------
OPERATING EXPENSES
Officers and directors compensation        137,813         155,187
Salaries ..........................      1,022,441       1,085,186
Selling ...........................        753,532         512,799
Research and development ..........        465,232         406,038
General and administrative ........        262,747         450,640
Other operating expenses ..........         85,548         264,489
Depreciation and amortization .....        321,881         293,749
                                      ------------    ------------
TOTAL OPERATING EXPENSES ..........      3,049,194       3,168,088
                                      ------------    ------------
LOSS BEFORE OTHER INCOME (EXPENSES)
   AND EXTRAORDINARY ITEM .........     (2,148,061)     (2,348,561)

Other income (expenses) ...........         26,258        (183,367)
Interest expense ..................     (2,421,613)       (653,896)
                                      ------------    ------------
OTHER INCOME (EXPENSES) ...........     (2,395,355)       (837,263)
                                      ------------    ------------
LOSS FROM CONTINUING OPERATIONS
  BEFORE EXTRAORDINARY ITEM .......     (4,543,417)     (3,185,824)

Extraordinary expense .............           --           (29,667)
                                      ------------    ------------
NET LOSS ..........................   $ (4,543,417)   $ (3,215,491)
                                      ============    ============
LOSS PER COMMON SHARE
Loss from continuing operations ...   ($      0.31)   ($      0.70)
Extraordinary items ...............           0.00           (0.01)
                                      ------------    ------------
NET LOSS ..........................   ($      0.31)   ($      0.71)
                                      ============    ============
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING ................     14,786,198       4,510,201
                                      ------------    ------------
                                       F 3

                          SWISSRAY INTERNATIONAL INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                      Three Months Ended
                                                         September 30,
                                                       1999              1998
                                                   ----------        ----------
                                                    Unaudited        Unaudited

NET LOSS ...................................     $ (4,543,417)   $ (3,215,491)
Other Comprehensive income, net of tax                 40,444         107,004
                                                   ----------       -----------
Comprehensive loss                               $ (4,502,973)   $ (3,108,487)
                                                   ==========       ===========

                                      F 4

                      SWISSRAY INTERNATIONAL INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Three Months Ended
                                                             September 30,
                                                        1999           1998
                                                     Unaudited       Unaudited
                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITES

Net loss .......................................   $ (4,543,417)   $ (3,215,491)
Adjustment to reconcile net loss to net
  cash used by operating activities
  Depreciation and amortization ................        332,865         306,906
  Provision for bad debts ......................         (7,827)           --
  Issuance of common stock in lieu of
     interest payments .........................         34,244         587,197
  Interest expense on Debt issuance cost and
    conversion benefit .........................      2,111,476            --
  Amortization of deferred compensation ........        427,500
  Early extinguishment of  debt (gain) .........           --            29,667

  (Increase) decrease in operating assets:
  Accounts receivable ..........................       (136,921)        222,819
  Inventories ..................................         91,666        (814,733)
  Prepaid expenses and sundry receivables ......        117,007         223,577
  Increase (decrease) in  operating liabilities:
  Accounts payable .............................       (103,378)        236,533
  Accrued expenses .............................        638,592         276,803
  Customers deposits ...........................       (145,520)       (154,533)
                                                   ------------    ------------
NET CASH USED BY OPERATING ACTIVITIES ..........     (1,183,712)     (2,301,255)
                                                   ------------    ------------
CASH FLOW FROM INVESTING ACTIVITIES
  Acquisition of proberty and equipment ........        (43,585)       (201,422)
  Capitalized computer software ................         (7,007)           --
  Security deposits ............................          1,410            --
  (Repayment of) loan receivable ...............         (1,039)           --
                                                   ------------    ------------
NET CASH USED BY INVESTING ACTIVITIES ..........        (50,221)       (201,422)
                                                   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short-term borrowings ..........     22,305,507      13,582,986
  Principal payment of short-term borrowings ...    (21,415,142)    (11,204,161)
  Principal payment of long-term borrowings ....          1,216         (22,399)
  Issuance of common stock for cash ............      2,748,827       1,500,000
  Issuance of stock options for cash ...........          6,774            --
  Purchase of treasury stock ...................     (1,500,000)           --
                                                   ------------    ------------
CASH PROVIDED BY FINANCING ACTIVITIES ..........      2,147,182       3,856,426
                                                   ------------    ------------
EFFECT OF EXCHANGE RATE ON CASH ................        (22,597)       (376,024)
                                                   ------------    ------------
NET INCREASE  IN CASH ..........................        890,651         977,725
CASH AND CASH EQUIVALENTS - beginning of period       1,281,297       1,281,552
                                                   ------------    ------------
CASH AND CASH EQUIVALENTS - end of period ......   $  2,171,949    $  2,259,277
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

         Interest expense increased to $2,421,613 for the three months ended September 30, 1999 compared to $653,896 for the three months ended September 30, 1998. This increase is primarily due to the increase of interest expense for accrual of penalty interest on periodic payments required by terms of financing agreements and an increase in amortization of Debenture issuance cost and Conversion Benefit.

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

         On September 30, 1999, the Company had total liabilities of $32,936,183 compared to $30,445,812 on June 30, 1999. On September 30, 1999, current liabilities were $16,838,080 compared to $14,944,865 on June 30, 1999. Working capital at September 30, 1999 was $(4,081,974) compared to $(3,015,484) at June 30, 1999.

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

                                      SWISSRAY INTERNATIONAL, INC.

                                By:\S\Ruedi G. Laupper
                                   Ruedi G. Laupper, Chairman of the
                                   Board of Directors, President and
                                   Chief Executive Officer

Date:  July 25, 2000