Form 10-K/A
period 1999-06-30
SWISSRAY INTERNATIONAL INC
filed 2000-07-26
CIK 1002137

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                  FORM 10-K/A-3

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

                                                                Year Ended
                                   ---------------------------------------------------------------

                                     6/30/99       6/30/98      6/30/97*    6/30/96   6/30/95(1)
                                    ---------      --------     --------    --------  --------
                                                   (In Thousands, Except Per Share Data)
STATEMENT OF OPERATIONS DATA:
Net sales                             17,296       22,893       13,151      10,899         3,806
Cost of sales                         13,529       18,082        8,445       5,793         2,484
                                      ------      -------       ------      -------       -------
Gross profit                           3,767        4,811        4,706       5,106         1,322
Gross profit margin (%)                   22%          21%          36%         47%           35%
Selling, general and
   administrative expenses            19,346       18,748       17,450      14,966         2,307
                                      ------      -------       ------      -------       -------
Operating loss                       (15,579)     (13,937)     (12,744)     (9,860)         (985)
Other expenses (income), net             (40)         281         (319)     (1,004)        3,054
Interest expense                       5,639        8,590          762         194           122
                                       -----        -----        -----      ------        ------
Loss from continuing operations,
   before income taxes               (21,178)     (22,808)     (13,187)     (9,050)       (4,161)
Income tax provision (benefit)            --           --          110        (365)         (339)
                                       -----      -------       ------      -------       -------
Loss from continuing operations      (21,178)     (22,808)     (13,297)     (8,685)       (3,822)
                                      =======      =======     ========     =======       =======
Loss per share from continuing
   operations - basic                  (3.24)       (8.48)       (8.41)      (6.69)        (4.80)
                                     ========     ========     ========   =========      ========
   BALANCE SHEET DATA:
Total assets                          23,511       25,915       24,788      18,793        13,027
Long-term liabilities                 15,501        7,771        5,635          --           705
Common stock subject to put            1,820        1,820          320          --            --

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

         Interest expense decreased to $5,638,928 for the year ended June 30, 1999 compared to $8,590,268 for the year ended June 30, 1998. This decrease is primarily due to the increase of interest expense for accrual of penalty interest on debenture registration and the decrease in amortization of Debenture issuance cost and Conversion Benefit.

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

         On June 30, 1999, the Company had total liabilities of $30,445,812 compared to $19,575,870. On June 30, 1998. On June 30, 1999, current liabilities were $14,944,865 compared to $11,984,554 on June 30, 1998. Working capital at June 30, 1999 was ($3,015,484) compared to ($1,084,703) at June 30,
1998.

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

RISK FACTORS

History of Increasing Losses; Profitability Uncertain

         As of  June  30,  1995  the  Registrant  had  accumulated  losses  on a consolidated basis of approximately $6,000,000. A substantial part of such losses resulted from activities unrelated to the Company's present operations. Since June 30, 1995 and for the four fiscal years commencing July 1, 1995 and concluding June 30, 1999, the Company incurred additional net losses aggregating $66,465,122 ($22,010,750 of which was attributable to year ended June 30, 1999 as compared to $22,503,109 which was attributable to year end June 30, 1998). Such additional losses primarily resulted from the significant expenses associated with the development of the Company's products, primarily its direct digital X-ray system, the ddRMulti-System, the building of the Company's organization and market position as well as the costs of amortization of debenture issuance costs and beneficial conversion feature (as well as the absence of a significant increase in sales - during fiscal year ended June 30, 1998 - as a result of the delay in the market introduction of certain of the Company's products, which delays were for the purpose of assuring product quality prior to introduction to the industry). The likelihood of the success of the Company must be considered in light of the problems, expenses, difficulties, complications and past delays encountered in connection with the development of any new products and the competitive environment in which the Company operates. Although the Company is deriving operating revenue from its current operations, such revenue has not been sufficient to make the Company's operations profitable. There can be no assurance that the Company will be able to develop significant additional sources of revenue or that it will become profitable. Results of operations may fluctuate significantly and will depend upon further successful introduction of the ddRMulti-System, further market acceptance of new product introductions in the future and competition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- Products," "-- Research and Development" and "-- Competition."

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

New York, New York
August 6, 1999
Except for Notes 25,
as of July 21, 2000

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
                                                                         ==============================

                                       F-4
    The accompanying notes are an integral part of these financial statements

                            SWISSRAY INTERNATIONAL
                    CONSOLIDATED BALANCE SHEET (Continued)
                            JUNE 30, 1999 and 1998

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                         ------------------------------
                                                                              1999              1998
                                                                           (Restated)
                                                                         ------------------------------


CURRENT LIABILITIES
Current maturities of long-term debt                                      $   247,028       $   233,746
Notes payable - banks                                                       3,667,159         3,551,091
Notes payable - short-term                                                  1,700,000               ---
Loan payable                                                                  126,006           125,029
Accounts payable                                                            5,422,321         5,030,449
Accrued expenses                                                            3,003,844         2,365,450
Restructuring                                                                 500,000           500,000
Customer deposits                                                             278,507           176,583
Due to stockholders and officers                                                 ---              2,206
                                                                         ------------------------------
TOTAL CURRENT LIABILITIES                                                  14,944,865        11,984,554
                                                                         ------------------------------

CONVERTIBLE DEBENTURES, net of conversion benefit                          15,305,852         7,330,642
                                                                         ------------------------------

LONG-TERM DEBT, less current maturities                                       195,095           440,674

COMMON STOCK SUBJECT TO PUT                                                 1,819,985         1,819,985

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock                                                                  140,062            41,426
Additional paid-in capital                                                 69,028,013        58,074,793
Treasury stock                                                               (540,000)             ---
Deferred compensation                                                      (1,282,500)             ---
Accumulated deficit                                                       (72,492,463)      (50,481,713)
Accumulated other comprehensive loss                                       (1,787,735)       (1,475,779)
Common stock subject to put                                                (1,819,985)       (1,819,985)
                                                                         ------------------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                       (8,754,608)        4,338,742
                                                                         ------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                     $ 23,511,189      $ 25,914,597
                                                                         ==============================

                                       F-5
    The accompanying notes are an integral part of these financial statements

                           SWISSRAY INTERNATIONAL INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    YEARS ENDED JUNE 30, 1999, 1998 and 1997

                                          ----------------------------------------------------
                                               1999                1998                1997
                                             (Restated)                             (Restated)
                                          ----------------------------------------------------
NET SALES                                 $ 17,295,882        $ 22,892,978        $ 13,151,701
COST OF SALES                               13,529,301          18,081,786           8,445,414
                                          ----------------------------------------------------
GROSS PROFIT                                 3,766,301          4,811,192           4,706,287
                                          ----------------------------------------------------

OPERATING EXPENSES
Officers and directors compensation          5,014,293             569,816           1,816,879
Salaries                                     3,784,305           4,168,540           2,059,396
Selling                                      3,207,646           3,740,391           1,873,389
Research and development                     1,808,107           3,542,149           5,786,158
General and administrative                   2,484,756           2,612,262           2,879,257
Restructuring cost                                 ---             500,000                 ---
Other operating expenses                     1,066,039           1,735,877           1,645,800
Bad debts                                      706,877             133,196             619,160
Depreciation and amortization                1,273,916           1,745,498             770,294
                                          ----------------------------------------------------
TOTAL OPERATING EXPENSES                    19,345,939          18,747,729          17,450,333
                                          ----------------------------------------------------

LOSS BEFORE OTHER INCOME (EXPENSES)
  AND INCOME TAXES                         (15,579,358)        (13,936,537)        (12,744,046)

Other income (expenses)                         40,385            (281,227)            318,763
Interest expense                            (5,638,928)         (8,590,268)           (762,168)
                                          ----------------------------------------------------
OTHER EXPENSES                              (5,598,543)         (8,871,495)           (443,405)
                                          ----------------------------------------------------
LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEMS                      (21,177,901)        (22,808,032)        (13,187,451)

INCOME TAX PROVISION                               ---                 ---             110,223
                                          ----------------------------------------------------
LOSS FROM CONTINUING OPERATIONS
  BEFORE EXTRAORDINARY ITEMS               (21,177,901)        (22,808,032)        (13,297,674)

Extraordinary income (expenses)               (832,849)            304,923            (384,514)
                                          ----------------------------------------------------
NET LOSS                                  $(22,010,750)       $(22,503,109)       $(13,685,188)
                                          ====================================================

LOSS PER COMMON SHARE BASIC
Loss from continuing operations                  (3.24)              (8.48)              (8.41)
Extraordinary items                              (0.13)               0.11               (0.24)
                                          ----------------------------------------------------
NET LOSS                                         (3.37)              (8.37)              (8.65)
                                          ====================================================
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                           6,525,423           2,690,695           1,581,757
                                          ============           =========           =========


                                       F-6
    The accompanying notes are an integral part of these financial statements

                           SWISSRAY INTERNATIONAL INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED JUNE 30, 1999, 1998 AND 1997

                                                                    ----------------------------------------------------
                                                                        1999                1998                1997
                                                                    ----------------------------------------------------
                                                                     (Restated)                              (Restated)
CASH FLOWS FROM OPERATING ACTIVITES
Net loss                                                            $(22,010,750)       $(22,503,109)       $(13,685,188)
Adjustment to reconcile net loss to net
        cash used by operating activities
        Depreciation and amortization                                  1,327,395           1,874,206             770,294
        Provision for bad debts                                          931,146             (38,803)            552,725
        Write-off of affiliate receivable                                    ---                 ---             166,384
        Common stock and stock options issued for services             4,755,925                 ---           2,309,435
        Issuance of common stock in lieu of interest payments            128,107             449,376             132,950
        Interest expense on debt issuance cost and
          conversion benefit                                           3,070,784           7,905,225             511,125
        Interest expense on option value per Black Scholes                91,763                 ---                 ---
        Early extinguishment of debt (gain)                              832,849            (304,923)                ---

        (Increase) decrease in operating assets:
        Accounts receivable                                              (51,866)          2,887,427          (1,857,662)
        Accounts receivable - others                                         ---                ---               31,533
        Accounts receivable - long-term                                      ---             163,680             283,603
        Inventories                                                      368,744          (3,790,038)           (998,271)
        Prepaid expenses and sundry receivables                          635,106             434 229            (860,457)
        Increase (decrease) in operating liabilities:
        Accounts payable                                                 391,873            (306,300)          1,601,074
        Accounts payable-affiliates                                          ---                 ---              (1,541)
        Accrued expenses                                                (361,606)          1,463,512             266,245
        Customers deposits                                               101,924               6,147              92,763
                                                                    ----------------------------------------------------
NET CASH USED BY OPERATING ACTIVITIES                                 (9,788,606)        (11,759,371)        (10,684,988)
                                                                    ----------------------------------------------------

CASH FLOW FROM INVESTING ACTIVITIES
        Acquisition of property and equipment                           (692,954)         (2,849,205)         (3,431,375)
        Capitalized computer software                                     (1,518)           (225,174)           (352,036)
        Patents and trademarks                                               ---             (52,386)            (12,925)
        Goodwill                                                             ---            (802,107)           (299,837)
        Asset purchase net of cash received                                  ---            (591,108)                ---
        Increase in notes receivable                                    (199,132)                ---                 ---
        Collection of note receivable                                        ---                 ---             448,857
        Security deposits                                                 10,245               5,448             (23,776)
        Increase(repayment)of loan receivable                              4,056              (2,608)              2,896
                                                                    ----------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                                   (879,303)         (4,517,140)         (3,668,196)

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from short-term borrowings                           20,191,413          10,342,060           9,198,821
        Proceeds from long-term borrowings                                   ---                 ---             248,987
        Proceeds related to debentures not funded                       (227,273)                ---                 ---
        Principal payment of short-term borrowings                   (11,268,343)         (3,852,075)         (2,093,074)
        Principal payment of long-term borrowings                       (245,580)            (21,748)           (442,681)
        Principal payment of long-term borrowings with stock                 ---             (62,267)                ---
        Issuance of common stock for cash                              3,160,396           8,461,262           7,753,222
        Purchase of treasury stock                                      (540,000)                ---                 ---
        Repayment from (payment to) stockholders and officers             (2,207)            (68,032)             87,653
                                                                    ----------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                                 11,068,406          14,779,200          14,752,928
                                                                    ----------------------------------------------------
EFFECT OF EXCHANGE RATE ON CASH                                         (400,752)           (332,444)           (561,122)
                                                                    ----------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                             (255)         (1,809,755)           (161,378)
CASH AND CASH EQUIVALENT - beginning of year                           1,281,552           3,091,307           3,252,685
                                                                    ----------------------------------------------------
CASH AND CASH EQUIVALENTS - end of year                             $  1,281,297        $  1,281,552        $  3,091,307
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
                                                            ======================================================================
                                      F-9

                                                             Accumulated                  Other
                                                               Deficit    Deferred    Comprehensive  Common Stock      Total
                                                              (Restated) Compensation      Loss      Subject to Put  (Restated)
                                                            --------------------------------------------------------------------

BALANCE - July  1, 1996                                      $(14,293,416) $      --     $   (836,047)  $        --     $10,655,256

COMPREHENSIVE LOSS:
     Net loss of the year                                     (13,685,188)        --             --            --     (13,685,188)
     Foreign currency transaction losses net of taxes $ -0-            --         --       (592,487)           --        (592,487)
                                                                                                                    --------------
     TOTAL COMPREHENSIVE LOSS                                          --         --             --            --     (14,277,675)
                                                                                                                    --------------
Issuance of common stock for cash                                      --         --             --            --       7,635,692
Stock options exercised for cash                                       --         --             --            --         117,530
Issuance of common stock in lieu of interest payment                   --         --             --            --         132,950
Beneficial conversion feature of convertible debentures                --         --             --            --       1,000,000
Stock options granted as compensation                                  --         --             --            --          25,000
Stock options granted for services                                     --         --             --            --       1,161,462
Shares to be issued to officers for services                           --         --             --            --       1,122,973
Purchase of subsidiary for stock                                       --         --             --            --         120,000
Common Stock subject to put                                            --         --             --      (320,000)       (320,000)
                                                            ---------------------------------------------------------------------

BALANCE - JUNE 30, 1997                                       (27,978,604)        --     (1,428,534)     (320,000)      7,373,188

COMPREHENSIVE LOSS:
     Net loss of the year                                     (22,503,109)        --             --            --     (22,503,109)
     Foreign currency transaction losses net of taxes $ -0-                                 (47,245)           --         (47,245)
                                                                                                                    --------------
     TOTAL COMPREHENSIVE LOSS                                          --         --             --            --     (22,550,354)

Issuance of common stock for cash                                      --         --             --            --      13,601,876
Stock options exercised for cash                                       --         --             --            --         123,370
Shares issued to officers for services                                 --         --             --            --              --
Issuance of common stock in lieu of interest payment                   --         --             --            --         449,376
Beneficial conversion feature of convertible debentures                --         --             --            --       5,738,149
Early extinguishment of debt                                           --         --             --            --        (396,875)
Issuance of common stock for asset purchase                            --         --             --            --       1,499,997
Common Stock subject to put                                            --         --             --    (1,499,983)     (1,819,985)
                                                            ----------------------------------------------------------------------

BALANCE - JUNE 30, 1998                                       (50,481,713)        --     (1,475,779)   (1,819,985)      4,338,742

COMPREHENSIVE LOSS:
     Net loss of the year                                     (22,010,750)        --             --            --     (22,010,750)
     Foreign currency translation losses net of taxes $ -0-         --            --       (311,956)           --        (311,956)
                                                                                                                    --------------
     TOTAL COMPREHENSIVE LOSS                                       --            --             --            --     (22,322,706)

Issuance of common stock for cash                                   --            --             --            --       3,160,397
Stock options exercised for services                                --            --             --            --           7,300
Shares issued for services                                          --       (1,282,500)          --            --        426,625
Issuance of common stock in lieu of interest payment                --            --             --            --         128,107
Beneficial conversion feature of convertible debentures             --            --             --            --       1,633,164
Shares issued to officers for services                              --            --             --            --       4,320,000
Treasury stock - at cost                                            --            --             --            --        (540,000)
Interest expense on option value per Black Scholes                  --            --             --            --          91,763
                                                            ---------------------------------------------------------------------
BALANCE - JUNE 30, 1999                                      $(72,492,463)  $(1,282,500) $(1,787,735)  $(1,819,985)   $(8,754,608)
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

A reconciliation between the statutory United States corporate income tax rate (34%) and the effective income tax rates based on continuing operations is as follows:


                                                        Year Ended June 30,
                                                               1999                   1998                    1997
                                                        ------------------      -----------------       -----------------
Statutory federal income tax (benefit)             $           (5,940,000) $          (7,754,000)    $        (4,101,913)
Foreign income tax (benefit) in excess
of domestic rate                                                   377,000                543,000                 509,203
Benefit not recognized on operating                              4,033,000              5,111,000               2,816,057
loss
Permanent and other differences                                  1,530,000              2,100,000                 886,886
                                                        ------------------      -----------------       -----------------
                                                   $            -          $            -            $            110,233
                                                        ==================      =================       =================

Net operating loss carryforwards at June 30, 1999 were approximately as follows:



United States (expiring through June 30, 2014)          $             21,000,000
Switzerland (expiring through June 30, 2009)                          21,000,000
                                                             -------------------
                                                        $             42,000,000
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

The Company derives all of its revenues from its subsidiaries located in the United States, Switzerland and Germany. Sales by geographic areas for the years ended June 30, 1999, 1998 and 1997 were as follows:


                                                         1999                      1998                      1997
                                                 --------------------        -----------------         ----------------
United States                                  $            4,026,931     $          9,127,569      $         2,000,608
Switzerland                                                12,625,381               12,851,115                2,184,161
Germany                                                       643,570                  914,294                1,393,072
Other export sales                                        -                          -                        7,573,860
                                                 ====================        =================         ================
                                            $              17,295,882     $         22,892,978      $        13,151,701
                                                 ====================        =================         ================

The following summarizes identifiable assets by geographic area:


                                                                            1999                         1998
                                                                    ---------------------          -----------------
United States                                                     $             7,270,543       $          8,075,151
Switzerland                                                                    16,009,209                 17,454,379
Germany                                                                           231,437                    385,067
                                                                    ---------------------          -----------------
                                                                  $            23,511,189       $         25,914,597
                                                                    =====================          =================

The following summarizes operating losses before provision for income tax:


                                                         1999                     1998                     1997
                                                  ------------------       -------------------      -------------------
United States                                  $        (15,542,148)     $        (13,962,842)    $           (175,254)
Switzerland                                              (5,392,436)               (8,803,006)             (12,678,800)
Germany                                                    (243,317)                  (42,184)                (333,397)
                                                  ------------------       -------------------      -------------------
                                               $        (21,177,901)     $        (22,808,032)    $        (13,187,451)
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

The effect of such restatements on the Company's 1999 financial statement is as follows:

                               As                               As
                            Reported        Adjustments      Restated
                           -----------     ------------     ----------
Balance Sheet Adjustments
 Assets                    $23,761,189      $ (250,000)     $23,511,189
 Liabilities                29,695,812        (250,000)      29,445,812

Statement of Operations
 Adjustments
  Operating expenses       $15,581,217      $3,764,722      $19,345,939
  Loss from continuing
   operations              (16,413,179)      4,764,722      (21,177,901)
  Net loss                 (17,246,028)      4,764,722      (22,010,750)
  Net loss per common
   share basic             $     (2.65)     $    (0.73)     $     (3.24)

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

               i) None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,


                                             SWISSRAY INTERNATIONAL, INC.


Dated: July 26, 2000                         By:/s/Ruedi G. Laupper
                                             Name: Ruedi G. Laupper
                                             Title: Chairman of the Board of
                                                    Directors, President &
                                                    Principal Executive Officer


         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and on the dates indicated.

           Signature     Title                            Date

/s/ Reudi G. Laupper     Chairman of the Board of         Dated: July 26, 2000
--------------------
Reudi G. Laupper         Directors, President &
                         Principal Executive Officer

/s/ Josef Laupper        Secretary, Treasurer and a       Dated: July 26, 2000
--------------------
Josef Laupper            Director

/s/ Michael Laupper
--------------------     Principal Financial Officer      Dated: July 26, 2000
Michael Laupper          & Controller


/s/ Ueli Laupper          Vice President and a Director   Dated: July 26, 2000
---------------------
Ueli Laupper

/s/Dr. Erwin Zimmerli
--------------------      Director                        Dated: July 26, 2000
Dr. Erwin Zimmerli


--------------------      Director                        Dated: July , 2000
Dr. Sc. Dov Maor

Supplemental Information

         Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to section 12 of the Act.

Not Applicable