Form 10-K/A
period 1999-06-30
SWISSRAY INTERNATIONAL INC
filed 2000-08-03
CIK 1002137

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                  FORM 10-K/A-4

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

The financial statements for the year ended June 30, 1999 have been restated (see Note 25).



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

NOTE 25 - RESTATEMENT

The accompanying financial statements have been restated to properly record the accounting for the value of common stock issued to an officer and consultants as compensation during the year ended June 30, 1999 and the accrual of an additional $1,000,000 for interest expense for accrual of penalty interest on periodic payments required by terms of financing agreements.

The effect of such restatements on the Company's 1999 financial statement is as follows:

                               As                               As
                            Reported        Adjustments      Restated
                           -----------     ------------     ----------
Balance Sheet Adjustments
 Assets                    $23,761,189      $ (250,000)     $23,511,189
 Liabilities                29,695,812         750,000       30,445,812

Statement of Operations
 Adjustments
  Operating expenses       $15,581,217      $3,764,722      $19,345,939
  Loss from continuing
   operations              (16,413,179)      4,764,722      (21,177,901)
  Net loss                 (17,246,028)      4,764,722      (22,010,750)
  Net loss per common
   share basic             $     (2.65)     $    (0.73)     $     (3.24)

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

               i) None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,


                                             SWISSRAY INTERNATIONAL, INC.


Dated: August 26, 2000                         By:/s/Ruedi G. Laupper
                                             Name: Ruedi G. Laupper
                                             Title: Chairman of the Board of
                                                    Directors, President &
                                                    Principal Executive Officer


         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and on the dates indicated.

           Signature     Title                            Date

/s/ Reudi G. Laupper     Chairman of the Board of         Dated: Aug. 26, 2000
--------------------
Reudi G. Laupper         Directors, President &
                         Principal Executive Officer

/s/ Josef Laupper        Secretary, Treasurer and a       Dated: Aug. 26, 2000
--------------------
Josef Laupper            Director

/s/ Michael Laupper
--------------------     Principal Financial Officer      Dated: Aug. 26, 2000
Michael Laupper          & Controller


/s/ Ueli Laupper          Vice President and a Director   Dated: Aug. 26, 2000
---------------------
Ueli Laupper

/s/Dr. Erwin Zimmerli
--------------------      Director                        Dated: Aug. 26, 2000
Dr. Erwin Zimmerli


--------------------      Director                        Dated: Aug. , 2000
Dr. Sc. Dov Maor

Supplemental Information

         Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to section 12 of the Act.

Not Applicable