Form 10-Q/A
period 1999-09-30
SWISSRAY INTERNATIONAL INC
filed 2000-08-03
CIK 1002137

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                  FORM 10-Q/A-4

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
                                                      ===========   ===========
                                        F 1

                           SWISSRAY INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                       September 30,  June 30,
                                                          1999         1999
                                                       -------------------------
                                                       (Unaudited)  (Restated)
                                                       (Restated)
CURRENT LIABILITIES
Current maturities of long-term debt ............  $    226,726    $    247,028
Notes payable - banks ...........................     4,060,490       3,667,159
Notes payable - short-term ......................     2,230,908       1,700,000
Loan payable ....................................       125,590         126,006
Accounts payable ................................     5,318,943       5,422,321
Accrued expenses ................................     4,242,437       3,003,844
Restructuring ...................................       500,000         500,000
Customer deposits ...............................       132,986         278,507
                                                      -----------   -----------
TOTAL CURRENT LIABILITIES .......................    16,838,080      14,944,865
                                                      -----------   -----------
Convertible Debentures, net of conversion benefit    15,901,793      15,305,852
                                                      -----------   -----------
LONG-TERM DEBT, less current maturities .........       196,310         195,095
                                                      -----------   -----------
COMMON STOCK SUBJECT TO PUT .....................       319,985       1,819,985
                                                      -----------   -----------
STOCKHOLDERS' DEFICIT

Common stock ....................................       159,083         140,062
Additional paid-in capital ......................    72,630,896      69,028,013
Treasury Stock ..................................    (2,040,000)       (540,000)
Deferred Compensation ...........................      (855,000)     (1,282,500)
Accumulated deficit .............................   (77,035,878)    (72,492,463)
Accumulated other comprehensive loss ............    (1,747,291)     (1,787,735)
Common stock subject to put .....................      (319,985)     (1,819,985)
                                                      -----------   -----------
TOTAL STOCKHOLDERS' DEFICIT .....................    (9,208,175)     (8,754,608)
                                                      -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT .....  $ 24,047,993    $ 23,511,189
                                                      ===========   ===========
                                       F 2

                           SWISSRAY INTERNATIONAL INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                            Three Months Ended
                                               September 30,
                                           1999            1998
                                        Unaudited       Unaudited
                                        Restated
                                      ------------    ------------
NET SALES .........................   $  3,879,167    $  3,656,441
COST OF SALES .....................      2,978,034       2,836,914
                                      ------------    ------------
GROSS PROFIT ......................        901,133         819,527
                                      ------------    ------------
OPERATING EXPENSES
Officers and directors compensation        137,813         155,187
Salaries ..........................      1,022,441       1,085,186
Selling ...........................        753,532         512,799
Research and development ..........        465,232         406,038
General and administrative ........        262,747         450,640
Other operating expenses ..........         85,548         264,489
Depreciation and amortization .....        321,881         293,749
                                      ------------    ------------
TOTAL OPERATING EXPENSES ..........      3,049,194       3,168,088
                                      ------------    ------------
LOSS BEFORE OTHER INCOME (EXPENSES)
   AND EXTRAORDINARY ITEM .........     (2,148,061)     (2,348,561)

Other income (expenses) ...........         26,258        (183,367)
Interest expense ..................     (2,421,613)       (653,896)
                                      ------------    ------------
OTHER INCOME (EXPENSES) ...........     (2,395,355)       (837,263)
                                      ------------    ------------
LOSS FROM CONTINUING OPERATIONS
  BEFORE EXTRAORDINARY ITEM .......     (4,543,417)     (3,185,824)

Extraordinary expense .............           --           (29,667)
                                      ------------    ------------
NET LOSS ..........................   $ (4,543,417)   $ (3,215,491)
                                      ============    ============
LOSS PER COMMON SHARE
Loss from continuing operations ...   ($      0.31)   ($      0.70)
Extraordinary items ...............           0.00           (0.01)
                                      ------------    ------------
NET LOSS ..........................   ($      0.31)   ($      0.71)
                                      ============    ============
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING ................     14,786,198       4,510,201
                                      ------------    ------------
                                       F 3

                          SWISSRAY INTERNATIONAL INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                      Three Months Ended
                                                         September 30,
                                                       1999              1998
                                                   ----------        ----------
                                                    Unaudited        Unaudited
                                                    Restated

NET LOSS ...................................     $ (4,543,417)   $ (3,215,491)
Other Comprehensive income, net of tax                 40,444         107,004
                                                   ----------       -----------
Comprehensive loss                               $ (4,502,973)   $ (3,108,487)
                                                   ==========       ===========

                                      F 4

                      SWISSRAY INTERNATIONAL INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Three Months Ended
                                                             September 30,
                                                        1999           1998
                                                     Unaudited       Unaudited
                                                     Restated
                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITES

Net loss .......................................   $ (4,543,417)   $ (3,215,491)
Adjustment to reconcile net loss to net
  cash used by operating activities
  Depreciation and amortization ................        332,865         306,906
  Provision for bad debts ......................         (7,827)           --
  Issuance of common stock in lieu of
     interest payments .........................         34,244         587,197
  Interest expense on Debt issuance cost and
    conversion benefit .........................      2,111,476            --
  Amortization of deferred compensation ........        427,500
  Early extinguishment of  debt (gain) .........           --            29,667

  (Increase) decrease in operating assets:
  Accounts receivable ..........................       (136,921)        222,819
  Inventories ..................................         91,666        (814,733)
  Prepaid expenses and sundry receivables ......        117,007         223,577
  Increase (decrease) in  operating liabilities:
  Accounts payable .............................       (103,378)        236,533
  Accrued expenses .............................        638,592         276,803
  Customers deposits ...........................       (145,520)       (154,533)
                                                   ------------    ------------
NET CASH USED BY OPERATING ACTIVITIES ..........     (1,183,712)     (2,301,255)
                                                   ------------    ------------
CASH FLOW FROM INVESTING ACTIVITIES
  Acquisition of proberty and equipment ........        (43,585)       (201,422)
  Capitalized computer software ................         (7,007)           --
  Security deposits ............................          1,410            --
  (Repayment of) loan receivable ...............         (1,039)           --
                                                   ------------    ------------
NET CASH USED BY INVESTING ACTIVITIES ..........        (50,221)       (201,422)
                                                   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short-term borrowings ..........     22,305,507      13,582,986
  Principal payment of short-term borrowings ...    (21,415,142)    (11,204,161)
  Principal payment of long-term borrowings ....          1,216         (22,399)
  Issuance of common stock for cash ............      2,748,827       1,500,000
  Issuance of stock options for cash ...........          6,774            --
  Purchase of treasury stock ...................     (1,500,000)           --
                                                   ------------    ------------
CASH PROVIDED BY FINANCING ACTIVITIES ..........      2,147,182       3,856,426
                                                   ------------    ------------
EFFECT OF EXCHANGE RATE ON CASH ................        (22,597)       (376,024)
                                                   ------------    ------------
NET INCREASE  IN CASH ..........................        890,651         977,725
CASH AND CASH EQUIVALENTS - beginning of period       1,281,297       1,281,552
                                                   ------------    ------------
CASH AND CASH EQUIVALENTS - end of period ......   $  2,171,949    $  2,259,277
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

         (4) Restatement

The accompanying financial statements have been restated to properly record the accrual of an additional $1,600,000 ($600,000 for the quarter end) for interest expense for accrual of penalty interest on periodic payments required by terms of financing agreements.

The effect of such restatements on the Company's quarterly financial statement is as follows:

                                        As                               As
                                     Reported        Adjustments      Restated
                                   ---------------------------------------------

Balance Sheet Adjustments
 Assets                            $ 24,047,993    $      -        $ 24,047,993
 Liabilities                         31,336,183      1,600,000       32,936,183

Statement of Operations
 Adjustments
  Operating expenses               $  3,049,194    $      -        $  3,049,194
  Loss from continuing operations    (3,943,417)       600,000       (4,543,417)
  Net loss                           (3,943,417)       600,000       (4,543,417)
  Net loss per common share basic  $      (0.27)   $     (0.04)    $      (0.31)

         (5) Subsequent Event

The Company anticipates accruing $866,666 for interest expense for accrual of penalty interest on periodic payments as required by terms of financing agreement for the quarter ended December 31, 1999.



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

Date:  August 3, 2000