Form 10-Q/A
period 2000-03-31
SWISSRAY INTERNATIONAL INC
filed 2000-08-03
CIK 1002137

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
                                                        ==========    ==========


                                       F 1

                           SWISSRAY INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEET

                                                         March 31,      June 30,
                                                           2000           1999
                                                         ---------      --------
                                                        (Unaudited)   (Restated)
                                                        (Restated)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt ............   $    154,558    $   247,028
Notes payable - banks ...........................      3,689,144      3,667,159
Notes payable - short-term ......................        713,308      1,700,000
Loan payable ....................................        116,073        126,006
Accounts payable ................................      4,526,354      5,422,321
Accrued expenses ................................      6,132,833      3,003,844
Restructuring ...................................        460,000        500,000
Customer deposits ...............................      2,061,903        278,507
                                                       ---------      ----------
TOTAL CURRENT LIABILITIES .......................     17,854,173     14,944,865
                                                      ----------     -----------
Convertible Debentures, net of conversion benefit     14,242,793     15,305,852
                                                      ----------     -----------
LONG-TERM DEBT, less current maturities .........        179,847        195,095
                                                      ----------     -----------
COMMON STOCK SUBJECT TO PUT .....................        319,985      1,819,985
                                                      ----------     -----------
STOCKHOLDERS' EQUITY
Common stock ....................................        227,864        140,062
Additional paid-in capital ......................     87,046,553     69,028,013
Treasury Stock ..................................     (2,040,000)      (540,000)
Deferred Compensation ...........................              -     (1,282,500)
Accumulated deficit .............................    (90,062,687)   (72,492,463)
Accumulated other comprehensive loss ............     (1,910,247)    (1,787,735)
Common stock subject to put .....................       (319,985)    (1,819,985)
                                                      ----------     -----------
TOTAL STOCKHOLDERS' EQUITY ......................     (7,058,502)    (8,754,608)
                                                      ----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......   $ 25,538,296   $ 23,511,189
                                                      ==========     ===========
                                        F 2

                           SWISSRAY INTERNATIONAL INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                             Nine Months Ended
                                                  March 31,
                                            2000           1999
                                        ----------      ----------
                                        Unaudited       Unaudited
                                        Restated

NET SALES .........................   $ 12,393,655    $ 13,220,776
COST OF SALES .....................      9,372,120      10,404,489
                                        ----------      ----------
GROSS PROFIT ......................      3,021,535       2,816,287
                                        ----------      ----------
OPERATING EXPENSES
Officers and directors compensation      2,650,288         564,089
Salaries ..........................      3,153,332       3,168,298
Selling ...........................      3,364,935       2,089,265
Research and development ..........      1,364,415       1,307,135
General and administrative ........      1,320,325       1,381,517
Other operating expenses ..........        794,971         978,603
Bad debts .........................         50,276           7,383
Depreciation and amortization .....      1,025,967         892,857
                                        ----------      ----------
TOTAL OPERATING EXPENSES ..........     13,724,509      10,389,147
                                        ----------      ----------

LOSS BEFORE OTHER INCOME (EXPENSES)    (10,702,974)     (7,572,860)

Other income (expenses) ...........        409,269        (182,037)
Interest expense ..................     (7,276,519)     (2,156,457)
                                        ----------      ----------
OTHER INCOME (EXPENSES) ...........     (6,867,250)     (2,338,494)
                                        ----------      ----------
LOSS FROM CONTINUING OPERATIONS
  BEFORE EXTRAORDINARY ITEMS ......    (17,570,224)     (9,911,354)

Extraordinary expenses ............           --          (832,849)
                                        ----------      ----------
NET LOSS ..........................   $(17,570,224)   $(10,744,203)
                                        ==========      ==========
LOSS PER COMMON SHARE
Loss from continuing operations ...   $      (0.99)   $      (2.09)
Extraordinary items ...............           0.00           (0.18)
                                        ----------      ----------
NET LOSS ..........................   $      (0.99)   $      (2.27)
                                        ==========      ==========
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING ................     17,807,655       4,752,041

                           SWISSRAY INTERNATIONAL INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                         Nine Months Ended
                                                             March 31,
                                                      2000               1999
                                                  -----------       ------------
                                                   Unaudited          Unaudited
                                                   Restated

Net loss                                         $(17,570,224)     $(10,744,203)
Other comprehensive loss, net of tax:
     Foreign translation adjustment                  (122,512)         (246,606)
                                                  -----------        -----------
Comprehensive loss                               $(17,692,736)     $(10,990,809)
                                                  ===========       ============

                                 SWISSRAY INTERNATIONAL INC.
                            CONSOLIDATED STATEMENT OF OPERATIONS

                                                Three Months Ended
                                                    March 31,
                                           2000             1999
                                        ----------       ---------
                                         Unaudited       Unaudited
                                         Restated

NET SALES .........................   $  5,436,627    $  3,119,629
COST OF SALES .....................      4,039,558       2,435,147
                                        ----------       ---------
GROSS PROFIT ......................      1,397,069         684,482
                                        ----------       ---------
OPERATING EXPENSES
Officers and directors compensation        224,898         167,195
Salaries ..........................        730,201       1,103,721
Selling ...........................        992,447         650,984
Research and development ..........        469,343         463,546
General and administrative ........        398,444         670,699
Other operating expenses ..........        223,251         417,596
Bad debts .........................         34,275            --
Depreciation and amortization .....        347,571         302,095
                                        ----------       ---------
TOTAL OPERATING EXPENSES ..........      3,420,430       3,775,836


LOSS BEFORE OTHER INCOME (EXPENSES)     (2,023,361)     (3,091,354)

Other income                               388,780         176,959
Interest expense ..................     (1,908,209)       (743,760)
                                        ----------       ---------
OTHER INCOME (EXPENSES) ...........     (1,519,429)       (566,801)
                                        ----------       ---------
NET LOSS ..........................   $ (3,542,790)   $ (3,658,155)
                                        ==========       =========

NET LOSS PER COMMON SHARE             $      (0.17)   $      (0.72)
                                        ==========       =========
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING ................     20,636,133       5,087,116

                           SWISSRAY INTERNATIONAL INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                    Three Months Ended
                                                         March 31,
                                                    2000           1999
                                                  ---------     ----------
                                                 Unaudited      Unaudited
                                                 Restated

Net loss ....................................   $(3,542,790)   $(3,658,155)
Other comprehensive loss, net of tax:
     Foreign translation adjustment .........      (204,056)      (266,643)
                                                  ---------     ----------
Comprehensive loss ..........................   $(3,746,846)   $(3,924,798)
                                                 ==========     ===========

                           SWISSRAY INTERNATIONAL INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Nine Months Ended
                                                              March 31,
                                                        2000            1999
                                                      ---------       ----------
                                                      Unaudited      Unaudited
                                                      Restated
CASH FLOWS FROM OPERATING ACTIVITES
Net loss .......................................   $(17,570,224)   $(10,744,203)
Adjustment to reconcile net loss to net
 cash used by operating activities
 Depreciation and amortization .................      1,080,732       1,000,667
 Provision for bad debts .......................        (44,997)            643
 Operating expenses through issuance of stock options
  and common stock .............................      2,809,936            --
 Issuance of common stock in lieu of
  interest payments ............................        270,250            --
 Interest expense on debt issuance cost and
  conversion benefit ...........................      2,931,061       1,007,818
 Interest expense on option value per black scholes   1,385,473            --
 Settelment expense paid through issuance of
  common stock                                          675,000            --
 Amortization of deferred compensation ...........    1,282,500      (1,144,288)
 Early extinguishment of  debt (gain) ..............       --           832,849
(Increase) decrease in operating assets:
 Accounts receivable ............................... (2,011,842)        458,899
 Inventories .......................................  1,516,204         341,319
 Prepaid expenses and sundry receivables ...........     26,741        (492,131)
 Increase (decrease) in operating liabilities:
 Accounts payable ..................................   (895,967)        (51,069)
 Accrued expenses ..................................  1,288,989      (1,144,266)
 Customers deposits ................................  1,783,396        (142,235)
                                                      ---------       ----------
NET CASH USED BY OPERATING ACTIVITIES .............. (5,472,748)     (8,931,709)
                                                      ---------       ----------
CASH FLOW FROM INVESTING ACTIVITIES
 Acquisition of proberty and equipment .........       (548,114)       (563,077)
 Patents and trademarks ........................           --            (1,546)
 Other intangibles .............................        (13,698)           --
 Security deposits .............................         (8,498)          7,689
(Repayment of) increase in loan receivable .....        (59,322)          2,911
                                                      ---------       ----------
NET CASH USED BY INVESTING ACTIVITIES ..........       (629,632)       (554,023)
                                                      ---------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from short-term borrowings ...........         21,985      18,545,444
 Proceeds related to debentures ................     (1,063,059)           --
 Principal payment of short-term borrowings ......   (1,089,095)    (11,024,348)
 Principal payment of long-term borrowings .......      (15,248)       (117,043)
 Issuance of common stock for cash ...............    9,698,473       2,671,169
 Issuance of stock options for cash ..............    2,136,149            --
 Purchase of Treasury Stock ......................   (1,500,000)       (540,000)
 Payment to stockholders and officers ............         --            (2,207)
                                                      ---------       ----------
CASH PROVIDED BY FINANCING ACTIVITIES ............    8,189,205       9,533,015
                                                      ---------       ----------
EFFECT OF EXCHANGE RATE ON CASH ..................     (122,512)       (171,231)
                                                      ---------       ----------
NET INCREASE (DECREASE) IN CASH ..................    1,964,313        (123,948)

CASH AND CASH EQUIVALENT - beginning of period ...    1,281,297       1,281,552
                                                      ---------       ----------
CASH AND CASH EQUIVALENTS - end of period .......  $  3,245,610    $  1,157,604
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

         (5) Restatement

The accompanying financial statements have been restated to properly record the accrual of an additional $2,800,000 ($600,000 for the quarter ended March 31, 2000, $1,800,000 for the nine months ended March 31, 2000) for interest expense for accrual of penalty interest on periodic payments required by terms of financing agreements.

The effect of such restatements on the Company's quarterly financial statement is as follows:

                                        As                               As
                                     Reported      Adjustments        Restated
                                     -------------------------------------------

Balance Sheet Adjustments
 Assets                            $ 25,538,296    $       --      $ 25,538,296
 Liabilities                         29,476,813       2,800,000      32,276,813

Statement of Operations
 Adjustments
Nine months ended March 31, 2000
 Operating expenses                $ 13,724,509    $       --      $ 13,724,509
 Loss from continuing operations     15,770,224       1,800,000      17,570,224
 Net loss                            15,770,224       1,800,000      17,570,224
 Net loss per common share basic   $      (0.89)   $      (0.10)   $      (0.99)

Three months ended March 31, 2000
 Operating expenses                $  3,420,430    $       --      $  3,420,430
 Loss from continuing operations      2,942,790         600,000       3,542,790
 Net loss                             2,942,790         600,000       3,542,790
 Net loss per common share basic   $      (0.14)   $      (0.03)   $      (0.17)



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

The Company anticipates accruing $866,666 for interest expense for the accrual of penalty interest on periodic payments as required by terms of financing agreement for the quarter ended June 30, 2000.

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