Form 10-K
period 2000-06-30
SWISSRAY INTERNATIONAL INC
filed 2000-09-18
CIK 1002137

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 2000
                                       or

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

             80 Grasslands Road, Elmsford, New York, New York 10523
               (Address of Principal Executive Office) (Zip Code)

         United States - 914-345-3700 Switzerland - 011 41 41 914 12 00
              (Registrant's Telephone Number, Including Area Code)

        Securities registered pursuant to Section 12(b) of the Act: None

               Securities registered pursuant Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (TITLE OF CLASS)

Indicate by check mark whether the Registrant; (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

                                    Yes xx No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The number of shares outstanding of each of the Registrant's classes of Common Stock, as of September 12, 2000 is 23,667,129 shares (1), all of one class of common stock, $.01 par value. Of this number a total of 14,216,791 shares having an aggregate market value of $27,580,574, based on the closing price of the Registrant's common stock of $1.94 on September 12, 2000 as quoted on the Electronic Over-the-Counter Bulletin Board ("OTC"), were held by non-affiliates* of the Registrant.

* Affiliates for the purpose of this item refers to the Registrant's officers and directors and/or any persons or firms (excluding those brokerage firms and/or clearing houses and/or depository companies holding Registrant's securities as record holders only for their respective clienteles' beneficial interest) owning 5% or more of the Registrant's Common Stock, both of record and beneficially.

(1) Unless otherwise indicated throughout this Form 10-K, all references to number of shares, price per share and data of a similar and related nature retroactively reflect and take into consideration a 1 for 10 reverse stock split, as effective October 1, 1998.

                               APPLICABLE ONLY TO
                 REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                             Yes ___           No ___

Not Applicable

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the Registant's classes of common stock, as of the latest practicable date: 23,667,129 shares as of September 12, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933.

None excepting for the incorporation by reference of the Company's Form S-1 Registration Statement (under File Number 333-59829 as declared effective August 14, 2000) and in particular those sections therein entitled "Risk Factors" (which is herewith incorporated by reference to Part I, Item 1, of this Form 10-K) and "Market Prices and Dividend Policy" subsection entitled "Nasdaq Delisting" (which is herewith incorporated by reference into Part II, Item 5, of this Form 10-K).

                                TABLE OF CONTENTS
                                                                           Page
                                                                          Number
PART I

Item 1.  Business                                                           4

Item 2.  Properties                                                         21

Item 3.  Legal Proceedings                                                  22

Item 4.  Submission of Matters to a Vote of Security Holders                23

PART II

Item 5.  Market For Registrant's Common Equity and Related
         Stockholder Matters                                                24

Item 6.  Selected Financial Data                                            26

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                27

Item 7a. Quantitative and Qualitative Disclosures About Market
         Risk                                                               35

Item 8.  Financial Statements and Supplementary Data                        35

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                                36

PART III

Item 10. Directors and Executive Officers of the Registrant                 36

Item 11. Executive Compensation                                             38

Item 12. Security Ownership of Certain Beneficial Owners and
         Management                                                         43

Item 13. Certain Relationships and Related Transactions                     46

PART IV

Item 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K                                                47

SIGNATURES                                                                  48

SUPPLEMENTAL INFORMATION                                                    49

                                     PART I

ITEM 1.  BUSINESS

Background Summary

         The Registrant was incorporated under the laws of the State of New York on January 2, 1968 under the name CGS Units Incorporated. On June 15, 1994, the Registrant merged with Direct Marketing Services, Inc. and changed its name to DMS Industries, Inc. In May of 1995 the Registrant discontinued the operations then being conducted by DMS Industries, Inc. and acquired all of the outstanding securities of SR Medical AG, a Swiss corporation engaged in the business of manufacturing and selling X-ray equipment, components and accessories. On June 5, 1995 the Registrant changed its name to Swissray International, Inc. The Registrant's operations are being conducted principally through its wholly owned subsidiaries, Swissray Medical AG (formerly known as SR Medical Holding AG and SR Medical AG) a Swiss corporation and its wholly owned subsidiaries Swissray GmbH (formerly known as Swissray (Deutschland) Rontgentechnik GmbH, SR Medical
GmbH), a German limited liability company and Swissray Romania SRL as well as through the Company's other wholly owned subsidiaries, Swissray America, Inc., a Delaware corporation, Swissray Healthcare, Inc., a Delaware corporation and Swissray Information Solutions, Inc. a Delaware corporation.

         Swissray Medical AG (formerly SR Medical Holding AG and SR Medical AG until renamed in June 1999 and February 1998) acquired all assets and liabilities, effective July 1998, of its wholly owned subsidiaries, SR Medical AG (known as Teleray AG until renamed in February 1998), a Swiss corporation and Teleray Research and Development AG, a Swiss corporation. Swissray Medical AG also absorbed all assets and liabilities of the Company's other wholly owned subsidiary SR Management AG (formerly SR Finance AG), a Swiss corporation.

         Effective as of July 1, 1999 Swissray Medical Systems, Inc., a Delaware corporation (formerly Swissray America Corporation) and Empower Inc., a New York corporation, merged into Swissray America Inc., a Delaware corporation. Unless otherwise specifically indicated, all references hereinafter to the "Company" refer to the Registrant and its subsidiaries.

         The Company and its predecessors have been in the business of manufacturing and selling X-ray equipment in Switzerland and Germany since 1988. Beginning in 1991, the Company's predecessors began to expand into other markets in Europe, the Middle East and Asia. In 1992, SR Medical AG entered into a first Original Equipment Manufacturing ("OEM") Agreement with Philips Medical Systems GmbH ("Philips Medical Systems") providing for the manufacturing of a multi-radiography system ("MRS"). In 1996, this agreement was replaced with a new OEM Agreement ("Philips OEM Agreement") which provides for the manufacturing of the Bucky Diagnost TS bucky table in addition to the MRS System. Simultaneously, the Company developed the first SwissVision(R) post-processing system which was able to convert analog images obtained in fluoroscopy into digital information. Beginning in 1993, the Company began the development of direct digital X-ray technology for medical diagnostic purposes. This is currently the Company's primary focus (as opposed to the further development of conventional x-ray equipment).

         With respect to information regarding the Company acquisition of Empower Inc. and Service Support Group LLC on April 1, 1997 and October 17, 1997 respectively and subsequent litigation resulting therefrom, reference is herewith made to Item 1 subsections entitled "Sale of Substantially All of the Assets of Empower, Inc." and "Acquisition of Substantially All of the Assets of Service Support Group LLC" respectively and Item 3 "Legal Proceedings"

         In October 1999 the Company was awarded a purchase order for 32 of its unique direct digital Radiography System from the Romanian Ministry of Health for its multifunctional ddRMulti-System, valued at over US$13,800,000. Installation will be in various hospitals throughout Romania, The initial payment aggregating 15% of the aforesaid total proceeds (i.e., $2,070,000) was received by the Company in early March 2000. The Company sold 25 of the 32 ddRMulti-Systems through close of its fiscal year ended June 30, 2000 while the balance of 7 Systems were sold during the first quarter of the Company's current fiscal year. By virtue of the extent and nature of this contract, the Romanian Ministry of Health is currently the Company's single largest customer.

         The Company's primary focus is currently on direct digital radiography ("ddR") as opposed to conventional x-ray equipment. In that regard the Company's German subsidiary (Swissray GmbH, Wiesbaden, Germany) sold its conventional x-ray business division in March 2000 to an unaffiliated third party in order to more extensively focus upon sales and marketing of ddR equipment. The dollar amount of sales from conventional x-ray Systems for the fiscal years ended June 30, 2000 and June 30, 1999 were $1,803,716 and $2,664,722 respectively. The dollar amount of sales from conventional OEM business for the fiscal years ended June 30, 2000 and June 30, 1999 were $3,883,257 and $9,806,402 respectively.

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

         ddR technology is designed to eliminate the disadvantages and significant operating costs associated with conventional X-ray systems and CR systems. With ddR technology digital information can be made available for diagnostic purposes within a few seconds after an X-ray image is taken without any additional steps, thereby reducing processing time and related operating expenses. Direct digital X-ray technology uses either charge coupled devices ("CCD") arrays, amorphous silicon/selenium panels or selenium drums to convert X-rays into digital information. To the Company's knowledge, no silicon or selenium-based technology is currently available for purposes of general X-ray diagnosis. To the Company's knowledge, the only CCD based direct digital technology available for general diagnostic purposes is the Company's Add-on Bucky(R). While other CCD based direct digital X-ray systems are used for dental X- ray imaging and chest examinations, the Company believes that neither such technologies nor the Psilotum based technology used in a chest examination system offered by one of the Company's competitors can easily be adapted for general diagnostic purposes because none is capable of providing the resolution necessary to obtain digital information with sufficient diagnostic value on a standard 14" by 17" X-ray image.

Products

         The Company's marketing strategy is to offer its customers a complete package of products and services in the field of radiology, including equipment, accessories and related services such as consulting and after-sales services. The Company's products include a full range of conventional X-ray equipment for all diagnostic purposes other than mammography and dentistry, the direct digital ddRMulti-System and the SwissVision(R) line of DICOM 3.0 compatible postprocessing work stations operating on a Windows NT platform. Currently, most of the Company's X-ray equipment is manufactured and developed in Switzerland. On March 8, 1999 Swissray Medical AG, the Company's Swiss research and development, production and marketing subsidiary became ISO 9001 and EN 46001 certified. Appendix II for CE - Certification was completed in December 1999 thus allowing the Company to use the CE-Label, including the medical device numbers for all products manufactured and/or sold through the Company. See also "Products - Distribution of Agfa Products" and "Regulatory Matters".

         Digital ddRMulti-System/SwissVision

         The ddRMulti-System (which includes the ddRCombi and ddRChest) and a SwissVision(R) workstation for the postprocessing of digital image data and the transfer of such data through central networks or via telecommunications systems, is a complete multi-functional direct digital X-ray system which combines the functions of a conventional bucky table and a bucky wall stand. The Company's own estimates and research into this area indicate that the ddRMulti-System is the first direct digital radiography system available which allows for substantially all plane X-ray examinations on the recumbent, upright and sitting patient necessary in orthopedics, emergency rooms and chest examination rooms. The ddRMulti-System uses the Company's Add-on Bucky(R) as the digital detector. The Add-on Bucky(R) is able to make available an X-ray image in a direct digital way for diagnostic study within 16 to 20 seconds. As a consequence, the efficiency and the throughput of the bucky room can be increased. The Company believes that a significant advantage of the Company's ddRMulti-System is the fact that a variety of X-ray examinations can be made with the use of only one digital detector, the most expensive part of an X-ray system using direct digital technology.

         During the 100 years in which X-ray imaging has been used for medical purposes, there has been a continuous trend to improve image quality, to reduce the radiation dose and to improve the ergonomic features of X-ray equipment. Management believes that the ddR technology developed by the Company will take this development to the next level because the ergonomically advanced ddRMulti-System provides excellent image quality with minimal radiation doses and at the same time reduces operating expenses through the elimination of films, cassettes or phosphor plates and the handling, development and storage thereof.

          The Company's line of SwissVision(R) postprocessing workstations permits the postprocessing of digital X-ray images, including section, zooming, enlargement, soft tissue and bone structure imaging, accentuation of the limitation of the joints, noise suppression, presentation of different fields of interest within an area and archiving and transferring the data through central networks and telecommunication systems. In addition, the SwissVision(R) post-processing workstations are able to analyze data stored with respect to a particular patient. As a result, consistent image quality of different images of the same patient can be achieved. The workstations operate on a Windows NT platform and are DICOM 3.0 compatible. The Company is also offering products and services related to networking, archiving and electronic distribution of digital X-ray images, including PACS.

       Conventional X-Ray Equipment, Imaging Systems, Components and Accessories

       The Company manufactures and sells conventional diagnostic X-ray equipment for all radiological applications other than mammography and dentistry. The conventional X-ray equipment manufactured by the Company includes X- ray generators, basic X-ray equipment, bucky table systems, mobile X-ray systems, mobile C-arm systems, fluoroscopy systems, urology systems and remote controlled examination systems. In addition, the Company sells components and accessories for X-ray systems. In general, the components and accessories for X-ray equipment sold by the Company are manufactured by third parties. In Switzerland, the Company was the exclusive distributor of CT systems, MRI systems and NM systems manufactured by Elscint. No sales were made under such distributorship arrangement for the fiscal year ended June 30, 1998 while for the fiscal year ended June 30, 1997 revenues under such agreement approximated 12% of total sales. The Company does not currently have any business arrangements with Elscint in that such firm sold all or part of its company to Picker International Inc. and GE Medical Systems in the later part of 1998. See also last paragraph to Item 1 - "Business - Background Summary".

         Original Equipment Manufacturing (OEM)

         On June 11, 1996, the Company entered into a new OEM Agreement (the "Philips OEM Agreement") with Philips Medical Systems which replaced the previous OEM Agreement with Philips Medical Systems, dated July 29, 1992. The Philips OEM Agreement provides for the production of two conventional X-ray systems, the Bucky Diagnost TS bucky table and a Multi Radiography System ("MRS"), which is approved by the World Health Organization ("WHO") as a World Health Imaging System for Radiology ("WHIS-RAD"). As a result, the Company's MRS system may be tendered in projects financed by the World Bank. Under the Philips OEM Agreement these two products are marketed worldwide by Philips Medical Systems through its existing distribution network. The Company continues to deal directly with Philips with respect to its MRS and has established a Licensing Agreement with respect to the Bucky Diagnost TS.

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

         Distribution of Agfa Products

         In April of 1998 the Company entered into a OEM Agreement with Agfa for the distribution of the latter's laser imagers, dry printers and computed radiography systems. By virtue of having entered into such distribution agreement, the Company is able to offer a complete solution for a total digital radiology department. Both Company products and Agfa products are DICOM 3.0 compatible and can be used on a network or for point-to-point connections. Agfa, a leading worldwide manufacturer of imaging products and systems, is part of the Agfa-Gevaert Group, with Agfa-Gevaert being a wholly owned subsidiary of Bayer AG.

The software license with Agfa is a worldwide, non-exclusive, non-transferable license to use and distribute the Agfa software in combination with the AddOn-Bucky and is based upon certain minimum purchase requirements which the Company continues to meet and exceed.

         New Products

         To compliment its ddRMulti-System, the Company developed two new ddR Systems, each of which were initially introduced at the Radiological Society of North America ("RSNA") annual assembly held in Chicago in November 1999 and subsequently exhibited at the European Congress of Radiology ("ECR-2000") in March 2000 in Vienna, Austria. The Systems are known as the (a) ddRChest-System and (b) ddRCombi-System. Both Systems are based upon the patented technology of the ddRMulti-System. The ddRChest-System is a dedicated chest unit capable of taking all chest examinations in a direct digital format. The ddRCombi-System is a multi-functional system able to perform examinations on the seated, upright and recumbent patient, can be coupled with an automated or manual ceiling suspension or may be combined with an existing ceiling suspension unit. It is designed and suited for trauma and emergency room applications. Retail pricing on each of these two units approximates 80% of retail pricing for the Company's ddRMulti-System.

         The initial installation of a ddRCombi occurred in August 2000. Four additional ddRCombi-Systems are currently considered backlog with installation scheduled for September/October 2000. As of September 12, 2000 the Company had not contracted for the sale of any ddRChest-Systems.

         See also "Business - Research and Development" hereinafter.

Markets

         Product Markets

         The Company estimates that the global market for X-ray equipment and accessories is approximately $10 billion, 45% of which is in the United States, 26% in Western Europe, 19% in Japan and 10% in the rest of the world (Sources:
National Electrical Manufacturers Association; Market Line). The Company's principal markets for its X-ray equipment, components and accessories by country are Switzerland, the United States and Germany constituting 73%, 23% and 4% of the Company's sales during the fiscal year ended June 30, 1999 respectively. Business conducted in the U.S., Switzerland and Germany accounted for approximately 29.8%, 68.8% and 1.4% respectively of total sales during the fiscal year ended June 30, 2000. Included in the 68.8% indicated in business conducted in Switzerland is monies received as a result of contract entered into with the Romanian Ministry of Finance due to the fact that the down payment received of approximately $2,070,000 was guaranteed by the Swiss Export Risk Guaranty ("ERG") with funding coming from ABN AMRO Bank, which financed the agreement. The Company believes that because of the need to bring medical services to Western standards, Eastern Europe continues to offer interesting opportunities as a market for the Company's conventional X-ray equipment and accessories. The Company has also been able to gain access to markets in Asia, the Middle East and Africa. See "-- Sales and Marketing."

         The Company believes that the principal markets for its direct digital X-ray equipment are located in North America and Western Europe, where the first sales of the ddRMulti-System have been made. The Company submitted both its Add-on Bucky(R) and the ddRMulti-System to the FDA for Section 510(k) clearance. On November 21, 1997, the Company's Add-on Bucky(R), the direct digital detector of the ddRMulti-System, received FDA approval and on December 18, 1997 the Company's ddRMulti-System received FDA approval; the Company thus receiving authorization to market the ddRMulti-System in the United States. Having obtained the required approval from the FDA, the Company now sells the ddRMulti-System in the United States through its subsidiaries and other channels. See" Business -- Regulatory Matters" hereinafter.

         The percentage of revenues for fiscal year ended June 30, 1999 attributed to product markets amounted to 81.84% while the percentage of revenues for the fiscal year ended June 30, 2000 attributed to product markets amounted to 91.97%.

         Service Markets

         The Company estimates that the worldwide market for services related to X-ray equipment, including maintenance management is approximately $44 billion, of which approximately $40.5 billion (or 92%) relate to after-sales services. The markets for maintenance management and capital planning amount to $3.4 billion or 8% of the total market for services related to X-ray equipment. The principal markets for after-sales services are the United States (45%), Western Europe (26%) and Japan (19%). The Company expects that as the installed base of X-ray equipment grows, the market for after-sales services will also expand. Additional growth may result from a general increase in the demand for such services. To date, a significant market for maintenance management and capital planning has only developed in the United States as a result of the impact of managed care plans and health maintenance organizations ("HMOs") on the health care industry. The Company expects that in the future there will be a similar trend in Europe, which may lead to the development of a market for such services in Europe. See "-- Products" and "-- Sales and Marketing." The Company currently intends to continue to concentrate its marketing efforts within Switzerland and the U.S. wherein approximately 98.6% of all Company sales were concluded during fiscal year ended June 30, 2000 (as compared to approximately 96% for fiscal year ended June 30, 1999), with Switzerland accounting for 68.8% of all sales and the U.S. accounting for 29.8% of such sales (with the balance of 1.4% of sales being conducted in Germany) as compared to 73%, 23% and 4% of Company sales for Switzerland, U.S. and Germany for fiscal year ended June 30, 1999. See also Note 17 to audited financial statements.

         The percentage of revenues for fiscal year ended June 30, 1999 attributed to services amounted to 18.16% while the percentage of revenues for the fiscal year ended June 30, 2000 attributed to service markets amounted to 8.03%.

Sales and Marketing

         The Company's customers are universities, hospitals, clinics, imaging centers and physicians . The Company markets its products and services primarily through its own sales force in the United States, Switzerland, Germany and Eastern Europe and through resellers in these and other markets in Europe, Middle East, Africa, Asia, and Latin America. See also "Distribution Agreements
- The Hitachi Agreement" as relates to Hitachi's distribution of SRMI's ddRMulti-System to end users within certain defined territories within the U.S. The Company also offers products and services related to networking, electronic archiving and distribution, including PACS, through the Swissray Information Solution division.

         Two of the Company's products, the MRS system and the Bucky Diagnost TS system, are distributed worldwide through Philips Medical Systems; the latter pursuant to License Agreement.

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

         Contract with Department of Veteran Affairs

         In May 1998 Swissray Medical Systems, Inc., a wholly owned subsidiary of the Company, was awarded a contract from the Department of Veterans Affairs ("VA") for its Diagnostic X-ray system, the ddRMulti-System, with the VA reserving its option to extend the term of the contract up to March 31, 2001; the ddRMulti-System being the first ever FDA approved multifunctional direct digital radiography (ddR) system to be offered worldwide. With the official contract award in hand, management has actively pursued sales to various VA hospitals, medical centers and outpatient, community and outreach clinics throughout the United States. Since receipt of such award the Company has contracted for the sale of 5 ddRMulti-Systems (through September 12, 2000) to different VA institutions and has installed and sold 4 of such ddRMulti-systems, leaving a backlog of 1.

         Distribution Agreements

         In October 1998 the Company entered into a distribution agreement with X-ray Inc. ("XRI"), Warwick, RI, whereby XRI distributed the Company's ddRMulti-System in the territories of Connecticut, Rhode Island, Vermont, New Hampshire, Massachusetts and Maine until termination of this one year contract in October of 1999. The Company currently is conducting its own distribution within these areas.

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

         In February 1999 the Company announced entry into distribution agreements with three medical equipment suppliers for distribution in both domestic and international markets. These firms - Medika International Inc., of San Juan, Puerto Rico, Radiographic Equipment Services (RES) of San Diego, California, and H & H X-Ray Corporation of Lancaster, New York, agreed to distribute Swissray's direct digital radiography system, the ddRMulti-System. H&H X-Ray, which was to oversee sales in New York, Pennsylvania and Ohio has ceased business operations and the Company is currently conducting its own distribution in such areas. Similarly, the Company's contract with RES has terminated and the Company is conducting its own distribution.

         Medika, will cover ddRMulti-Systems sales in Puerto Rico, the Caribbean, Mexico and selected South American markets. The original contract with Medika expired October 1999 and was automatically renewed through October 2000.

         In April of 1999 the Company entered into distribution  agreements with
(a) Linear Medical Systems, Inc. ("Linear") for the territory of Arizona and (b) Capital X-Ray, Inc. ("Capital") for the territories of Alabama and Mississippi. The Linear agreement expired in February 2000 and the Company is conducting its own distribution within the territory indicated while the Capital agreement was to have expired December 31, 1999, was initially renewed through July 31, 2000 and has been further renewed through July 31, 2001.

         Representative sales of ddRMulti-System

         In July of 1998 the Company sold its multifunctional direct digital radiography (ddR) system, the ddRMulti-System, to the largest Diagnostic Out Patient Center in Warsaw, Poland, the Diagnostic Center Luxmed. This order represents Swissray's first sale within the Eastern European Market, complementing sales previously made in both Western Europe and the United States.

         In February of 1999 the Company announced the sale of three of its ddRMulti-System, to Houston, Texas - based Kelsey-Seybold Clinic and to the Federal Maximum Security Facility in Florence, Colorado. The two Kelsey-Seybold systems were viewed in clinical use by attendees of the annual Society for Computer Applications (SCAR) meeting in Houston in May 1999 while the Colorado sale was made through the above indicated contract with the Department of Veterans Affairs.

         The Hitachi Agreement

         In August of 1999 the Company signed a one year exclusive sales, marketing and service agreement with Hitachi Medical Systems America, Inc.
(HMSA), a subsidiary of Hitachi Medical Corporation. Under the terms of the agreement HMSA has been providing sales, marketing, and service for the distribution of Swissray's ddRMulti-System to end users within certain defined territories within the United States.

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

         In accordance with such agreement, the Company is required to provide HMSA with service training, installation, technical support and spare parts. The Company also warrants to the End-User that its product (exclusive of product software) will be free from defects in material and workmanship at time of delivery to End-User and for a period of 12 months from date of completion of product installation.

         While the HMSA Agreement was to have expired on August 12, 2000, same remains in full force and effect in accordance with certain specific provisions thereof which provide that if after August 12, 2000 the parties nevertheless continue to do business then such Agreement will continue in effect subject to the terms and conditions contained therein and will be terminable by either party, with or without cause, upon 30 days written notice to the other party. Neither party has exercised any termination rights and, in fact, are actively engaged in negotiations with a view towards extending their relationship for an additional period of time of no less than 1 year and possibly for a number of years. It is anticipated, although no assurance can be given, that entry into a new formal agreement will occur during calendar year 2000.

         Percentage of ddRMulti-Systems Sold Directly by Company as Compared To Its Distributors

         With respect to a total of 64 ddRMulti-Systems contracted for sale during fiscal year ended June 30, 2000, 47 (73%) of same were made directly through the efforts of the Company's internal staff and sales team while the balance of 17 (27%) were made through the efforts of Company distributors. Hitachi Medical Systems America, Inc. was responsible for 10 of such 17 contracted for distributor sales with no other Company distributor being responsible for more than two of such contracts.

         Additional Sales Information

         In the past, the Company has made a significant amount of sales of its X-ray equipment to a few large customers. For the fiscal year ended June 30, 1999 sales to the Company's single largest customer accounted for approximately 54% of all revenues, while for the fiscal year ended June 30, 2000 sales to the Company single largest customer accounted for approximately 49.14% of all revenues. The single largest customer for each year was a different entity.

         The Company considers the relationship with its largest customers to be satisfactory. Historically,the identity of the Company's largest customers and the volumes purchased by them has varied. The loss of the Company's current single largest customer or a reduction of the volume purchased by it would have an adverse effect upon the Company's sales until such time, if ever, as significant sales to other customers can be made. The Company expects that as sales of its ddRMulti-System increase, the Company's revenue will be less dependent on a few large customers.

         In August 1998 the Company entered into a global distributorship agreement for its ddRMulti-System with Elscint Ltd. of Haifa to sell and service such product in 14 countries in Europe, Canada, South America and Africa. Soon thereafter almost all of the assets of Elscint Ltd. were sold to Picker International and GE Medical Systems respectively. Neither Picker International nor GE Medical Systems have executed or honored the distributorship agreement as of the date hereof and therefore the Company was unable to sell the anticipated 75 ddRMulti-Systems (partially anticipated to be sold through Elscint Ltd.) within the fiscal year 98/99 as originally planned.

Research and Development

         During the fiscal year ended June 30, 2000 the Company incurred expenses regarding research and development of $1,914,065 (accounting for 11% of the Company's operating expenses) compared to $1,808,107 (accounting for 9% of the Company's operating expenses) for fiscal year ended June 30, 1999 and compared to $3,542,149 (accounting for 19% of the Company's operating expenses) for fiscal year ended June 30, 1998. The decrease of the Company's research and development expenses by 49% from the fiscal year ended June 30, 1998 to the fiscal year ended June 30, 1999 resulted primarily from the fact that principal costs associated with development of the direct digital detector, the unique Add-on-Bucky have been completed. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The Company will continue to have significant research and development expenses associated with the development of new products (including diagnostic hardware and software products and new digital X-ray products) and improvements to existing products manufactured by the Company.

         New products developed by or on behalf of the Company during fiscal year ended June 30, 2000 include a new direct digital chest examination system (ddRChest-System), a direct digital universal radiography system (ddRCombi) and a multi-functional floating table. Both the ddRChest-System and ddRCombi were unveiled (a) domestically in the U.S. at the scientific assembly of the Radiological Society of North America (RSNA) held in Chicago from November 28 - December 2, 1999 and (b) internationally at the European Congress of Radiology (ECR 2000) held in Vienna, Austria in early March 2000. The ddRChest-System is a dedicated chest unit capable of taking all chest examinations in a direct digital format, while the ddRCombi is a multi-functional system in combination with a ceiling suspend unit able to perform examinations on the seated, upright and recumbent patient.

         As of September 12, 2000, the Company employed 13 people in research and development. The number of people employed in research and development has increased by 30% since June 30, 1999. The Company is outsourcing certain research and development activities and intends to continue this policy in the future.

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

         There is virtually no stock of finished X-ray equipment on the Company's premises for any extended period of time since X-ray equipment is generally manufactured at a customer's request. At June 30, 2000 finished products accounted for approximately 14.2% of inventory while raw material, parts and supplies accounted for approximately 57.8% of inventory and work in process for approximately 28%.

         The percentage of Company revenues derived from products which included components then only currently available from a single source supplier amounted to 64.2% as of June 30, 2000 all of which related to both single source supplier of certain camera electronics and single source supplier of optics (since both items are included in the same product) as compared to 13.6% as of June 30, 1999. See below with respect to recent commencement of in-house production of camera electronics.

         (A)      Information With Respect to In-house Production of Camera
                  Electronics

         The agreement with the single source supplier of certain camera electronics terminated December 31, 1999 due to the fact that its manufacturing plant where the camera electronics had been manufactured permanently closed on such date and Company management was not satisfied with proposals submitted to it by such supplier regarding the latters intentions of establishing a new manufacturing plant. Company agreement with its then new supplier of camera electronics provided for availability of such camera electronics to the Company commencing January 1, 2000. In January of 2000 the Company entered into a new arms-length agreement with its CCD camera supplier Laboratories d'Electronique Philips S.A.S. whereby the Company has purchased, from available working capital, the production facility (including necessary tools equipment, diagrams and related knowhow) for approximately 250,000 Swiss Francs (US$161,290) and it is management's intention through such purchase) to have a sufficient number of CCD cameras on hand (four per system) to cover in excess of those immediately required to cover orders. Through in-house production of key camera components the Company has eliminated its reliance upon its former supplier, looks forward to reduction in camera costs because at a minimum the Company will no longer have to fund its former suppliers profit margin and does not expect any material business interruptions to occur regarding CCD camera availability in a timely manner nor does it anticipate that such in-house production will have any affect upon quality of its ddR-Systems.

         (B)      Agreement With Single Source Supplier of Optics

         The agreement with the single source supplier of optics expires in July 2002, may not be terminated by either party without cause and is subject to renegotiations which are expected to occur assuming contract fulfillment continues to be concluded in a timely and satisfactory manner with price and payment terms being comparable to those currently being utilized and meeting Company capacity requirements. The percentage of revenues from this single source supplier of optics amounted to approximately 13.6% at fiscal year ended June 30, 1999 and 64.2% at fiscal year ended June 30, 2000. While management has no current expectation or need to replace this supplier it does not envision encountering any material difficulties in replacing such supplier (with a different optics manufacturer having the ability to timely deliver comparable optic quality) if necessary in the event of any unforeseen circumstances which may require replacement.

Backlog

         Management estimates that as of the end of fiscal year ended June 30, 2000 the Company had an order backlog of $8,800,000 which consisted of $2,080,000 in conventional x-ray equipment and $6,720,000 in digital (i.e. ddRMulti-Systems and information solutions) as compared to an order backlog of $12,000,000 which consisted of $8,000,000 in conventional x-ray equipment and $4,000,000 in digital during fiscal year ended June 30, 1999 and as further compared to an order backlog of $13,000,000 which consisted of $11,500,000 in conventional x-ray equipment and $1,500,000 in ddRMulti-Systems as of the fiscal year ended June 30, 1998. The Company had previously reported an order backlog for its digital x-ray equipment as of June 30, 1997 of $30,000,000; $29,000,000 of which related to a contract with a purchaser located in South Korea. As a result of certain recent economic problems in South Korea, management currently does not expect that such order will be filled (to any significant degree) in the current calendar year (if at all) absent a dramatic positive change in such economic conditions which currently is not expected to occur. Accordingly, the Company no longer, for practicable purposes, considers such South Korea contract to be part of its backlog. The Company believes that substantially the entire order backlog for conventional X-ray equipment will be filled during the current fiscal year. While the Company expects to continue to have a certain order backlog for conventional X-ray equipment (exclusive of that indicated above) in the future because of the Philips OEM Agreement, the order backlog for digital X-ray equipment is likely to be substantially the same or increase in the future as the Company estimates that orders for such equipment will increase due to the Company's sales focus.

Competition

         X-Ray Equipment Market

         The markets in which the Company operates are highly competitive and are characterized by rapid and significant technological change. Most of the Company's competitors are significantly larger than the Company and have access to greater financial and other resources than the Company. The principal competitors for the Company's conventional X-ray equipment are General Electric, Siemens, Toshiba, Trex Medical, Shimatsu, Picker and Philips. In general, it is the Company's strategy to compete primarily based on the quality of its products. In the market for conventional X-ray equipment, the Company's strategy is to focus on niche products and niche markets.

         To the Company's knowledge the only direct digital X-ray systems for medical diagnostic purposes other than the ddRMulti-System currently available are chest examination systems offered by Philips, IMIX and Odelft. In addition, there are several direct digital X-ray systems available for dental purposes. None of these systems is able to perform bone examinations on extremities. To the best of management's knowledge the Company's ddRMulti-System is the only multi-functional direct digital X-ray system currently available which allows all plane X-ray examinations on the recumbent, upright and sitting patient without the use of cassettes, films, chemicals or phosphor plates. With respect to such ddRMulti-System, management does not believe that it has any current competition and is of the belief that the Company continues to enjoy a lead for serial production units. Notwithstanding such beliefs the Company is aware of the fact that a number of companies, including certain of the Company's competitors in the markets for conventional X-ray equipment, are currently developing direct digital X-ray detectors or direct digital X-ray systems for specific applications (including mammography). While, as aforesaid, management of the Company believes that the Company enjoys a significant product lead over its competitors as a result of its ddRMulti-System's industry acceptance, its competitors may, at any time, have significant breakthrough(s) thereby reducing and/or eliminating the Company's lead. Accordingly, no assurance can be given that any established product leads will not be reduced or significantly eliminated within the near future and if such were to occur the Company's ability to position itself to capture the majority of what is estimated to be a $10,000,000,000 total worldwide market would be materially reduced. See "-- Products," "-- Markets".

         Service Market

         In the markets for services related to imaging equipment the Company's competitors are equipment manufacturers (including certain of the Company's competitors in the X-ray equipment market) and independent service organizations. In the service markets, it is the Company's strategy to build a market position based on the confidence of its customers in the quality of its products and service personnel. See "-- Products," "-- Markets".

Intellectual Property and Patents

         The Company has obtained patent protection for certain aspects of its conventional X-ray technology. The Company has filed patent applications covering certain aspects of its direct digital technology in key markets in Europe, North America and Asia, including the United States, Canada, Switzerland and Germany. The Company has obtained approval for one of its two patents, the U.S. patent, while the European patent is still pending. Although the Company believes that its products do not infringe patents or violate proprietary rights of others, it is possible that infringement of proprietary rights of others has occurred, may occur or may be claimed. In the event the Company's products infringe patents or proprietary rights of others, the Company may be required to modify the design of its products or obtain a license. There can be no assurance that the Company will be able to do so in a timely manner, upon acceptable terms and conditions or at all. The failure to do any of the foregoing could have a material adverse effect upon the Company. In addition, there can be no assurance that the Company will have the financial or other resources necessary to enforce or defend a patent infringement action and the Company could, under certain circumstances, become liable for damages, which also could have a material adverse effect on the Company.

         The Company also relies on proprietary know-how and employs various methods to protect its concepts, ideas and technology. However, such methods may not afford complete protection and there can be no assurance that others will not independently develop such technology or obtain access to the Company's proprietary know-how or ideas. Furthermore, although the Company has generally entered into confidentiality agreements with its employees, consultants and other parties, there can be no assurance that such arrangements will adequately protect the Company. The Company has obtained licenses to use certain technology which is essential for certain of the Company's products, including certain software used for its line of SwissVision(R) postprocessing systems. The software license is a worldwide, non-exclusive, non-transferable license to use and distribute the Agfa software in combination with the Add-On Bucky and is based upon certain minimum purchase requirements which the Company continues to meet and exceed.

         The Company considers the Swissray name as material to its business and has obtained, or is in the process of obtaining, trademark protection in key markets. The Company is not aware of any claims or infringement or other challenges to the Company's rights to use this or any other trademarks used by the Company which it considers to have any merit whatsoever.

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

         In March of 1999 the European Patent Office issued patent No. EP 0 804 853 and in July of 1999 the U.S. Patent Office issued patent No. 5,920,604 - both for the Company's Radiography (ddR) detector, the Add-on-Bucky (R) which patent relates to the optical arrangement and process for transmitting and converting primary x-ray images, which is the first of two inventions for the Add-on-Bucky(R). The second patent application for optical arrangement and method for electronically detecting an x-ray image was granted in March 2000 in the U.S., while in Europe the patent is still pending. The Add-on-Bucky(R) is incorporated in Swissray's unique multifunctional ddRMulti-System.

         On September 30, 1999 the Company announced that the U.S. Patent Office issued patent No. US 005920604A for its direct digital Radiography (ddR) detector, the Add-on Bucky(R). The U.S. patent was awarded to Swissray pursuant to application submitted by inventors R. G. Laupper, Chairman, President and CEO of Swissray International, Inc. and Peter Waegli (Bremgarten, Switzerland), for the optical arrangement and process for transmitting and converting primary x-ray images generated on a two dimensional primary image array. The Company had previously been awarded, in May 1999 the European patent for the technology indicated herein. The second patent application for the optical arrangement and method for electronical detecting an x-ray image has been submitted and is pending approval in Europe while the U.S. patent therefore was granted to the Company (Patent No. 6,038,286) in March 2000.

Regulatory Matters

         The Company's X-ray equipment, components and related accessories are subject to regulation by national or regional authorities in the markets in which the Company operates. Pursuant to the Federal Food, Drug and Cosmetic Act, X-ray equipment is a class II medical device which may not be marketed in the United States without prior approval from the FDA.

         The FDA review process typically requires extended proceedings pertaining to the safety and efficacy of new products. A 510(k) application is required in order to market a new or modified medical device. If specifically required by the FDA, a pre-market approval ("PMA")may be necessary. The Company submitted both its Add-on-Bucky(R) and the ddRMulti-System for Section 510(k) clearance with the FDA. On November 21, 1997, the Company's AddOn Bucky(R), the direct digital detector of the ddRMulti-System, received FDA approval and on December 18, 1997 the Company's ddRMulti-System received FDA approval; the Company thus receiving authorization to market the ddRMulti-System in the U.S. The FDA also regulates the content of advertising and marketing materials relating to medical devices. There can be no assurance that the Company's advertising and marketing materials regarding its products are and will be in compliance with such regulations.

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

Environmental Matters

         The Company is subject to various environmental laws and regulations in the jurisdictions in which it operates, including those relating to air emissions, wastewater discharges, the handling and disposal of solid and hazardous wastes and the remediation of contamination associated with the use and disposal of hazardous substances. The Company owns or leases properties and manufacturing facilities in Switzerland, the United States, Germany, Czech Republic and Romania. The Company, like its competitors, has incurred, and will continue to incur, capital and operating expenditures and other costs in complying with such laws and regulations in both the United States and abroad as may specifically apply to it. The Company does not believe that it has been involved in utilization of any types of substances and/or wastes which it considers to be hazardous and the operation of its business (or former business), accordingly, is not believed to have created any potential liability involving environmental matters. Although the Company believes that it is in substantial compliance with applicable environmental requirements and the Company to date has not incurred material expenditures in connection with environmental matters, it is possible that the Company could become subject to additional or changing environmental laws or liabilities in the future that could result in an adverse effect on the Company's financial condition or results of operations.

Sale of Substantially All of the Assets of Empower, Inc.

         On April 1, 1997, the Company acquired Empower, Inc., a New York corporation ("Empower") which since incorporation in 1985, had been engaged in distributing and servicing diagnostic X-ray equipment and accessories in the New York/New Jersey/Connecticut area. Certain details with respect to such acquisition were reported in a Form 8-K and Form 8-K/A1 with date of report of April 1, 1997. In February 1998 the Company entered into a letter of intent with E.M. Parker Co., Inc., a Massachusetts corporation ("Parker") with respect to the sale of Empower's film and x-ray accessories business. Thereafter, the Company and its wholly owned subsidiary, Empower, Inc. ("Empower") entered into an Asset Purchase Agreement with Parker pursuant to which the Company and Empower sold and Parker purchased substantially all of the assets of Empower (excluding certain excluded assets as defined in the Agreement) in consideration of: (i) the assumption by Parker of certain liabilities of Empower; (ii) the cash purchase price of $250,000; and (iii) the payment by Parker of approximately $376,000 to a banking institution in satisfaction of certain outstanding indebtedness of Empower. Empower remains a wholly owned (but currently inactive) subsidiary of the Company. Empower has been merged into Swissray America, Inc. effective July 1, 1999. The Company is currently engaged in litigation with the former CEO of Empower, to wit: J. Douglas Maxwell. For information regarding such litigation reference is made to Item 3 "Legal Proceedings".

         Both the original purchase and subsequent sale referred to in the preceding paragraph were contracted on an arms-length basis. The sale of
Empower's assets less than one year after acquisition of Empower related primarily to the sale of film, chemical and certain servicing of conventional x-ray equipment since these areas no longer constituted the Company's "core" business which revolves around its ddRMulti-System and filmless digital technology. The original purchase of Empower was for $120,000 and the subsequent sale referred to resulted in a gain of $55,000. Counsel representing the Company with respect to this transaction determined that such transaction was not material, did not require stockholder approval and advised management which acted upon reliance of such legal advice.

Acquisition of Substantially All of the Assets of Service Support Group LLC

         On October 17, 1997, the Company acquired substantially all of the assets of Service Support Group LLC ("SSG") located in Gig Harbor, Washington (in an arms-length transaction), principally in exchange for the payment of approximately $622,000 in cash and issuance of 33,333 shares of its Common Stock in equal thirds to each of SSG's then owners based upon certain warranties and representations made by them. Counsel representing the Company with respect to this transaction determined that such transaction was not material, did not require stockholder approval and advised management which acted upon reliance of such legal advice. Pursuant to the terms of the Asset Purchase Agreement and related Registration Rights Agreement both dated October 17, 1997, the holders of such Company shares were then given the right, commencing June 30, 1998 and terminating April 16, 1999, to require the Company to purchase any or all of such shares at $45.00 per share. Since its formation on October 16, 1996, SSG has been in the business of selling diagnostic imaging equipment and providing services related thereto in the markets on the West Coast of the United States. Issues involving the aforesaid Company shares and a number of other related matters became the subject of dispute and litigation which was recently settled on August 31, 1999. See Item 3 - "Legal Proceedings". The three former SSG owners relationship with the Company (and certain Company subsidiaries with whom such persons held positions as officers, to wit: Swissray Medical Systems, Inc. and Swissray Healthcare, Inc.) was terminated on July 20, 1998. As a result of such termination Ueli Laupper has been appointed Chief Executive Officer of both Swissray Medical Systems, Inc. and Swissray Healthcare, Inc.

Sale of Conventional X-Ray Division in Germany

         The Company's primary focus is currently on direct digital radiography ("ddR") as opposed to conventional x-ray equipment. In that regard the Company's German subsidiary (Swissray GmbH, Wiesbaden, Germany) sold its conventional x-ray business division in March 2000 to an unaffiliated third party in order to more extensively focus upon sales and marketing of ddR equipment. See also Item 1 - "Recent Developments" hereinafter.

Employees

         After giving effect to the Empower, Inc. transaction hereinabove referred to the Company has 114 employees worldwide, of which 20 were employed by subsidiaries in the United States, 79 in Switzerland, and 15 in European countries other than Switzerland. The Company believes that its relationship with employees is satisfactory. The Company has not suffered any significant labor problems during the last five years.

Restrictive Shares Issued In Accordance With Consulting Agreements

         Consulting Agreement with Liviakis Financial Communications, Inc.

         On  March  29,  1999 the  Company  entered  into a one year  Consulting
Agreement with Liviakis Financial Communications, Inc. ("LFC") In accordance with the terms and conditions of the Consulting Agreement, the Consultant agreed to provide certain specified consulting services in a diligent and thorough manner in return for which and as full and complete compensation thereunder, the Company was required to and did compensate the Consultant through its issuance and delivery of 3,000,000 fully vested, and non-forfeitable shares of the Company's restrictive common stock. As regards such shares of common stock, Consultant has agreed that throughout the period of time that it retains beneficial ownership of all or any portion of such shares that it shall (a) vote such shares in favor of Ruedi G. Laupper, the Company's President, continuing to maintain his current position(s) with the Company and (b) give Ruedi G. Laupper and/or his designee the right to vote Consultant's shares at all Company shareholder meetings. Notwithstanding the fact that the March 29, 1999 agreement permitted the Company to extend same (for an additional year) under the same terms and conditions excepting for annual remuneration, the Company and LFC agreed to renegotiate remuneration. As a result thereof the parties (on March 29, 2000) entered into a new one year "Consulting Agreement", which Agreement is virtually identical to the initial Agreement (including but not limited to voting rights on shares issued as referred to directly above) excepting that (a) the "Remuneration" section provides for the issuance of 490,000 fully vested non-forfeitable shares of the Company's common stock and further provides for the issuance of 36,000 restrictive shares of Company common stock (based on
3,000 shares per month)  throughout the period of  Consultant's  performance and
(b) LFC has agreed to "lock up" the original 3,000,000 shares issued to it and not attempt to sell same through Rule 144 or otherwise despite being eligible to do so with such "lock up" to continue to March 28, 2001 unless the current consulting agreement is terminated or the Company is acquired by another entity prior to March 28, 2001. Since both the initial Agreement referred to above and the new Agreement entered into on March 29, 2000 are identical in all material respects excepting as indicated above, such Consulting Agreements are hereinafter referred to collectively as "Consulting Agreement". The foregoing does not purport to set forth each of the terms and conditions of the aforesaid Consulting Agreement but rather is designed to summarize what management considers to be certain pertinent portions thereof.

         In accordance with the terms of the aforementioned consulting agreement, LFC has agreed that it will generally provide the following consulting services: (a) advise and assist the Company in developing and establishing an image for the Company in the financial community and creating the foundation for subsequent financial public relations efforts, (b) advise and assist the Company in communicating appropriate information regarding its plans, strategy and personnel to the financial community; (c) assist and advise the Company with respect to its (i) stockholder and investor relations, (ii) relations with brokers, dealers, analysts and other investment professionals, and (iii) financial public relations generally, (d) perform the functions generally assigned to investor/stockholder relations and public relations departments in major corporations, (e) upon the Company's approval, (i) disseminate information regarding the Company to shareholders, brokers, dealers, other investment community professionals and the general investing public and
(ii) conduct meetings with brokers, dealers, analysts and other investment professionals to advise them of the Company's plans, goals and activities and (f) otherwise perform as the Company's financial relations and public relations consultant.

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

         Additionally, LFC has introduced the Company and subsequently entered into an investment banking relationship with Raymond James & Associates (since terminated - see "Recent Developments" below) in order to assist the Company in evaluating strategic alternatives including, but not limited to, identifying proposals from potential suitors or strategic partners as well as supporting the Company's financing requirements.

         Consulting Agreement with Rolcan Finance Ltd.

         Additionally, on March 29, 1999 the Company entered into an eighteen month Consulting Agreement with Rolcan Finance Ltd. ("Rolcan"), pursuant to which Rolcan agreed to provide certain business and consulting services outside the United States and in return for which the Company became obligated to issue and did issue as full and complete compensation thereunder, 800,000 fully vested, and non-forfeitable restrictive shares of its common stock.

         In accordance with terms of aforementioned consulting agreement, Rolcan has agreed to facilitate the endeavors of the Company's medium and long term business plans through services, including but not limited to, introducing Company management (i) to potential financial partners, financial brokers, and assist in developing market awareness within the financial community with an emphasis upon introductions to offshore investors in Europe, the Middle East and the Far East and to the extent practicable assisting the

Company in having its stock listed on various European exchanges and (ii) continuing to discuss Company financial requirements and types of financing which may be available and/or appropriate under then existing circumstances.

         Rolcan has advised that it is currently continuing to conduct due diligence activities with respect to locating international banking enterprises on behalf of the Company with a view towards obtaining financial backing in areas of lines of credit, equipment leasing, receivable and inventory financing and areas of a similar nature. Such efforts if successful, are intended to alleviate cash flow difficulties that may arise as a result of substantial and significant increase in the Company's business activities (and most specifically in its recent major increase in the sale of 32 of its ddRMulti-Systems to Romania. Rolcan, established in 1993 by its Managing Director and control stockholder, Roland Kaufmann, is a business consulting firm primarily engaged in the types of activities enumerated above with its principal activities being conducted outside the U.S.

         The issuance of the above referenced restrictive shares to LFC and Rolcan was based upon the then bid price of $0.50 per share as quoted on the date (March 29, 1999) that the parties each entered into and executed their respective Consulting Agreements. The factors considered by the Company's Board in determining the 10% discount from the bid price of $0.50 per share when issuing the above reference shares to LFC and Rolcan was based upon the Board's determination that there is a difference between the valuation of free trading securities and restricted shares. The principal differences considered relate to the facts that (a) restricted shares may not be sold in the open market and (b) restrictive legend appearing on such restricted shares may not be removed for a period of at least one year absent registration and then only in accordance with Rule 144 (assuming the Company continues to meet necessary reporting requirements for utilization of Rule 144). The Board further considered the fact that even if the above referenced Rule 144 requirements were met the holder of restricted shares remained subject to specific volume limitations (usually 1% of outstanding common stock) with respect to sales made within a 3 month period subsequent to 1 year holding period. In addition to all of the above, the Board also considered the fact that the Company's shares have had a history of substantial and significant volatility.

         The foregoing summarizes certain pertinent terms and conditions contained in the Agreements entered into by the Company with LFC and Rolcan but does not purport to be a complete summary of either of such Agreements. Copies of such Agreements are filed with the SEC in the Company's Form S-1 Registration Statement under SEC file number 333-59829. Accordingly, further information may be obtained through the Commission's World Wide Web site utilized for Issuers (such as the Company) that file electronically with the Commission. The address of such site is http:\\www.sec.gov.

Recent Developments

         In July of 1999 the Company signed a one year investment banking agreement with Raymond James & Associates, Inc. (NYSE:RJE - news). Under the terms of the agreement, Raymond James was to assist Swissray in evaluating strategic alternatives including, but not limited to, identifying and evaluating proposals from potential suitors or strategic partners, as well as supporting the Company's financing requirements. On August 2, 2000 the Company advised Raymond James that it did not intend to renew the agreement and forwarded necessary notice of termination. As of date of termination no monies were due to Raymond James other than for certain out of pocket disbursements which Raymond James claims are due to it.

         In August of 1999 the Company signed a one year exclusive sales, marketing and service agreement with Hitachi Medical Systems America, Inc.
(HMA), a subsidiary of Hitachi Medical Corporation. Under the terms of the agreement HMA will provide sales, marketing, and service for the distribution of Swissray's ddRMulti-System to end users within certain defined territories within the United States. In addition HMSA will utilize and promote the Swissray Information Solutions services and products consisting of consulting and product solutions for medical imaging informatics. For further and more specific information with respect to this agreement, see "Sales and Marketing - Distribution Agreements - The Hitachi Agreement". With respect to the current status of the HMSA Agreement, reference is herewith made to Item 1 "Business - Sales and Marketing - The Hitachi Agreement".

         In October 1999 the Company was awarded a purchase order for 32 of its unique direct digital Radiography Systems from the Romanian Ministry of Health for its multifunctional ddRMulti-System, valued at over US$13,800,000. Installation was made in various hospitals throughout Romania, The initial payment aggregating 15% of the aforesaid total proceeds (i.e., approximately $2,070,000) was received by the Company in early March 2000. The Company sold 25 of the 32 ddRMulti-Systems through close of its fiscal year ended June 30, 2000 while the balance of 7 Systems were sold during the first quarter of the Company's current fiscal year.

         In March 2000 the Company's German subsidiary sold its conventional x-ray division to an unaffiliated third party in order to focus its attentions upon sales and marketing efforts in the field of direct digital radiography. The transaction principally consisted of the sale of inventory and equipment (at costs approximating $53,000) and the purchaser's agreement to assume certain fixed costs (approximating an additional $32,000). There was no gain or loss to the Company as a result of this transaction. See also Item 1 "Business - Background Summary".

         Notwithstanding   the  above   referenced   March   2000  sale  of  the
conventional x-ray division, management of the Company does not have any current plans to sell its conventional OEM business.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         As heretofore indicated on the cover page of this Form 10-K under the heading "Documents Incorporated by Reference" certain portions of the Company's recently declared effective (August 14, 2000) Registration Statement and in particular, but not limited to, the section therein entitled "Risk Factors" have been incorporated by reference. As a result thereof the following "Cautionary Statement" should be taken into careful consideration.

         Investment in the securities of the Company involves a high degree of risk. In evaluating an investment in the Company's Common Stock, Company stockholders and prospective investors should carefully consider the information contained in this Form 10-K for the fiscal year ended June 30, 2000 including, without limitation, Item 1 "Business" and Item 6 "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as information incorporated by reference from the Company's aforesaid Registration Statement.

         This Form 10-K includes forward-looking statements that reflect the Company's current views with respect to future events and financial performance, including capital expenditures, strategic plans and future cash sources and requirements. These forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from historical results of those anticipated. The words, "believe", "expect", "anticipate", "estimate" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

ITEM 2.  PROPERTIES

         On April 12, 1997, the production facility rented by the Company in Hochdorf, Switzerland was affected by a fire in an adjacent facility. On May 15, 1997, the Company purchased a new office and production facility of approximately 43,000 square feet and moved its entire production to this facility and has since moved the offices and other facilities formerly located in its Hitzkirch facility to the new Hochdorf facility. The Company believes that its Hochdorf facility provides it with sufficient production and office space to meet its demand in Switzerland in the foreseeable future.

         The Company also leases office space in Westchester, Brno, Czech Republic, Wiesbaden, Germany and Bucharest, Romania.

ITEM 3.  LEGAL PROCEEDINGS

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

         In addition to the above referenced arbitration proceeding, Swissray and its subsidiaries commenced an action against Messrs. Durday, Montler and Harle in the Supreme Court of the State of New York, County of New York, alleging that these individuals breached the obligations undertaken by them in their respective Employment Agreements. Further, Messrs. Durday, Montler and Harle commenced an action in Superior

Court in Pierce County, Washington (September 1998 under Cause No. 98-2-10701-0), and asked that Court to adjudicate the issues raised in the above referenced New York State Court action. Swissray filed applications in both the Washington and New York litigations urging that, because the action was first filed in New York, the New York court, rather than the Washington court, should decide where the litigation should proceed. Messrs. Durday, Montler and Harle initially opposed that position and urged the Washington State court to adjudicate all issues, but subsequently withdrew their opposition to Swissray's application and consented to a stay of all further proceedings in the Washington State court action until after the New York court had reached a decision as to whether it or the Washington court is the proper forum for litigation of the parties' dispute. By order dated June 1, 1999 filed in the Supreme Court of the State of New York, County of New York (Index No. 603512/98) Messrs. Durday, Montler and Harle's motion for an order dismissing Swissray's complaint (on the ground of forum non conveniens) was granted. The aforesaid action commenced by Messrs. Durday, Montler and Harle in Pierce County, Washington, remained pending.

         Parties to each of the aforesaid proceedings thereafter entered into settlement negotiations resulting in Swissray agreeing to pay $1,500,000 as and for full settlement of all outstanding claims; such settlement agreement having been executed on August 31, 1999. In accordance with such settlement agreement the Company was required and has since paid the sum of $1,000,000 and is further obligated to pay (in accordance with the terms of an August 31, 1999 promissory note and over a period of 24 consecutive months) an aggregate of $500,000 with interest at the rate of 9% per annum. Payments with respect to such promissory note have been and remain current.

C. Dispute with J. Douglas Maxwell. On or about July 1, 1999 an action was commenced in the Supreme Court, State of New York, County of New York (Index No. 113099/99) entitled J. Douglas Maxwell ("Maxwell") against Swissray International, Inc. ("Swissray"), whereby Maxwell is seeking judgement in the sum of $380,000 based upon his interpretation of various terms and conditions contained in an Exchange Agreement between the parties dated July 22, 1996 and a subsequent Mutual Release and Settlement Agreement between the parties dated June 1, 1998. Swissray has denied the material allegations of Maxwell's complaint and has asserted three affirmative defenses and two separate counterclaims seeking (amongst other matters) dismissal of the complaint and recision of the settlement agreement. It is Swissray's management's intention to contest this matter vigorously. An Order has been made on July 24, 2000 granting Maxwell partial summary judgment on his claim for approximately $320,000 and the balance of his claim has been severed for trial.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of Company security holders during the fourth quarter of its fiscal year ended June 30, 2000.

         The Company held its Annual Meeting of Stockholders for fiscal year ended June 30, 1999 on July 12, 2000, at which time stockholders (i) elected each of those five persons nominated to serve on the Company's Board of Directors and (ii) approved the appointment of Feldman Sherb & Co., P.C. as the Company's independent accountants for fiscal year ended June 30, 2000 - both by an overwhelming majority approximating in excess of 98% of all votes cast.

         Moreover stockholders approved (a) the proposal to adopt the Company's 2000 Stock Option Plan and (b) the proposal to increase authorized common shares from 50,000,000 to 100,000,000. In each instance votes for such approvals were in excess of 96% of all votes cast (excluding abstentions).

         With   respect  to   certain   "shareholder   ratification"   proposals
(designated 3 and 4) - in excess of 96% of all votes cast, excluding abstentions, voted in favor of ratifying the issuance of 2,000,000 restrictive shares of Company common stock to its President in exchange for and in consideration of cancellation of certain bonus provisions contained in employment agreement while in excess of 95% of all votes cast, excluding abstentions, voted in favor of issuance of certain other shares of Company common stock (aggregating

875,000 restrictive shares) to certain of its employees. In each instance those persons who had received shares of Company common stock for which shareholder ratification was sought abstained from voting. See Item 11 "Executive Compensation" as relates to the aforesaid issuance of 2,000,000 to the Company's President and Item 13 "Certain Relationships and Related Transactions" as relates to the issuance of the aforesaid 875,000 restrictive shares of Company common stock.

         The number of shares of Common Stock voted at the Annual Meeting approximated 95% of all issued and outstanding securities as of the record date.

         The Company has established a tentative date of November 30, 2000 for holding its Annual Meeting of Stockholders for fiscal year ended June 30, 2000 with the intention that same be held in Chicago, Illinois during the annual Radiological Society of North America convention. Specific plans as to agenda have not yet been finalized.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         (a)      Market Information

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

Fiscal Year Ended June 30, 1999                  Quarterly Common Stock Price
           By Quarter                                    Ranges (1)(2)
-------------------------------                  ----------------------------
Quarter              Date                           High              Low

1st      September 30, 1998 (3)                    $0.5625           $0.188
2nd      December 31, 1998                         $1.375            $0.875
3rd      March 31, 1999                            $1.25             $0.375
4th      June 30, 1999                             $2.812            $2.437

Fiscal Year Ended June 30, 2000                  Quarterly Common Stock Price
           By Quarter                                    Ranges (1)(2)
-------------------------------                  ----------------------------
Quarter              Date                           High               Low

1st      September 30, 1999                        $4.062            $1.875
2nd      December 31, 1999                         $7.40625          $2.71875
3rd      March 31, 2000                            $9.937            $3.375
4th      June 30, 2000                             $4.05             $2.187

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

(2) All prices indicated hereinabove for quarters up to but excluding quarter ending December 31, 1998 reflect price ranges as they existed during the quarters indicated but do not retroactively reflect a 1 for 10 reverse stock split effective October 1, 1998.

(3) On the date of NASDAQ's delisting (October 26, 1998) the common stock price was $.97 per share while on the date immediately prior to effectiveness of the reverse stock split (October 1, 1998) the stock price was $.118 per share.

         (b)      Holders

         As of the close of business on September 12, 2000 there were 516 stockholders of record of the Registrant's Common Stock and 23,667,129 shares issued and outstanding.

         (c)      Dividends

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

         (d)      Nasdaq Delisting

         On October 26, 1998 Nasdaq determined to delist Company's securities from The Nasdaq Stock Market effective with the close of business October 26, 1998. The Nasdaq Listing and Hearing and Review Council ("Council") on its own motion on December 9, 1998 determined to review the Nasdaq Listing
Qualifications Panel ("Panel") delisting decision. The Company, on its own initiative also timely perfected its appeal. On April 1, 1999 the Council issued a decision whereby it reversed and remanded the decision of the Nasdaq Panel with certain instructions. The Panel, in a November 5, 1999 decision, opined that the Company failed to evidence compliance with all requirements for continued listing on the Nasdaq SmallCap Market and on June 1, 2000 the Council affirmed the decision of the Panel indicating that it agreed with the Panel's various conclusions. Thereafter and pursuant to NASD Rule 4850(a), the NASD Board of Governors declined to call this decision for review and the Company was so notified on July 28, 2000.

         For detailed summarized information regarding certain pertinent findings of both the Panel and Council from initial delisting through conclusion of the Nasdaq appeal process, reference is herewith made to the Company's Form S-1 Registration Statement as declared effective August 14, 2000 and in particular to that portion thereof entitled "Market Prices and Dividend Policy" subheading "Continued Nasdaq Delisting". See also cover page to this Form 10-K under the heading "Documents Incorporated by Reference".

ITEM 6.           SELECTED FINANCIAL DATA

                             Swissray International
                      SELECTED CONSOLIDATED FINANCIAL DATA


      The selected consolidated financial data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes thereto included elsewhere in this document. The selected consolidated financial data as of and for the fiscal years ended June 30, 1996, June 30, 1997, June 30, 1998, June 30, 1999 and June 30, 2000 are derived from the consolidated financial statements of the Company.


                                                                              Year Ended
                                                                               June 30,
                                             ------------- ---------------  ---------------- --------------   --------------
                                                2000           1999*             1998            1997*            1996
                                             ------------  ---------------  ---------------  --------------   --------------
                                                                           (in thosands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net sales                                         22,030           17,296           22,893          13,151           10,899
Cost of goods sold                                16,500           13,529           18,082           8,445            5,793
                                             ------------  ---------------  ---------------  --------------   --------------

Gross profit                                       5,530            3,767            4,811           4,706            5,106
Gross profit margin (%)                              25%              22%              21%             36%              47%

Selling, general and administrative               17,011           19,346           18,748          17,450           14,966
                                             ------------  ---------------  ---------------  --------------   --------------
Operating loss                                   (11,481)         (15,579)         (13,937)        (12,744)          (9,860)
Other expense (income)                              (190)             (40)             281            (319)          (1,004)
Interest expense                                  10,347            5,639            8,590             762              194
                                             ------------  ---------------  ---------------  --------------   --------------

Loss from continuing operations
before income taxes                              (21,638)         (21,178)         (22,808)        (13,187)          (9,050)

Income tax provision (benefit)                      -                -                -                110             (365)
                                             ------------  ---------------  ---------------  --------------   --------------

Loss from continuing operations                  (21,638)         (21,178)         (22,808)        (13,297)          (8,685)

Loss from continuing operations
     per common share                              (1.14)           (3.24)           (8.48)          (8.41)           (6.69)
                                             ============  ===============  ===============  ==============   ==============

BALANCE SHEET DATA:
Total assets                                      25,383           23,511           25,915          24,788           18,793
Long-term liabilities                             14,470           15,501            7,771           5,635             -
Common stock subject to put                          320            1,820            1,820             320             -


(1) On October 1, 1998 the Company declared a 1 for 10 reverse stock split. The financial statements for all periods presented have been retroactively adjusted for the split.

* Restated

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     All references herein to the "Registrant" refer to Swissray International Inc. All references herein to the "Company" refer to Swissray International, Inc. and its subsidiaries.

GENERAL

         Throughout fiscal year ended June 30, 2000 the Company took a number of important steps to strengthen its position in the field of radiology with specific emphasis upon its direct digital radiography line and additions thereto so as to expand its dedicated systems and so as to offer solutions to important aspects of digital radiography.

         Market   penetration   of  the  Company's   flag  ship   product,   the
ddRMulti-System, continued to increase as a result of the sales efforts of the Company's internal sales staff as well as the sales and distribution efforts of Hitachi Medical Systems America, Inc., the Company's principal distributor within certain defined territories in the U.S. While initial market penetration resulted in the sale of 12 ddRMulti-Systems during fiscal year ended June 30, 1999, fiscal year ended June 30, 2000 saw substantial and significant further market penetration in that the Company contracted for the sale of 64 ddRMulti-Systems (29 of which were contracted for sale in the U.S. and with the balance being contracted for sale outside the U.S., inclusive of 32 ddRMulti-Systems contracted for sale to the Government of Romania). A balance of 8 of such 64 ddR Systems currently remain on backlog. See below for updated information with respect to sales to the Government of Romania.

         As regards sales to Romania, the Company completed sale (primarily during fiscal year ended June 30, 2000), of all 32 ddRMulti-Systems and the entire contract, valued at $13,800,000, has been paid in full.

         During its past fiscal year, the Company has continued to shift its primary focus and emphasis from conventional x-ray equipment to direct digital radiography, with its German subsidiary selling its conventional x-ray business division (in March 2000) to an unaffiliated third party in order to more extensively focus upon sales and marketing of ddR equipment. This shift in emphasis has already proven successful with such German subsidiary having (in September 2000) contracted for the sale of two ddRMulti-Systems and one ddRCombi (see below) to outpatient radiology clinics in Germany.

         With the introduction of two new products, the ddRChest-System, a dedicated chest unit and the ddRCombi, a multifunctional unit perfectly suited for Emergency Room applications, the Company has succeeded in positioning itself with a high tech image and entered the new millennium with a substantial list of potential ddR and informatics business opportunities. Both Systems are based upon the patented technology of the ddRMulti-System. See also Item 1 - "Business
- New Products" for further information.

         So as to no longer be in a position whereby it would have to rely upon a single source supplier of certain camera electronics, the Company, in January of 2000, entered into an agreement with a CCD camera supplier, whereby it purchased a production facility (including necessary tools, equipment, diagrams and related knowhow) with the intention of commencing in-house production of key camera components concurrently with eliminating its reliance upon outside suppliers and simultaneously reducing camera costs. In-house production has been successful.

         The Company's efforts were again recognized for the second consecutive year (by unaffiliated third parties) as evidenced by its having been chosen (in August of 2000) as one of the 50 fastest growing technology companies in the New York City/Westchester/Rockland County areas. This program was sponsored by, amongst others, NASDAQ/AMEX and Deloitte & Touche. Additionally, The Company received two awards for its outstanding marketing campaign and presence at the 1999 RSNA meeting: the

Pro-Comm 1999 and the 2000 BMA tower award, both sponsored by the Business Marketing Association.

         Ongoing efforts in the Company's research and development department have recently led to the Company being issued patents in both the U.S. (in September 1999) and in Europe (in May 1999) for the direct digital Radiography
(ddR) detector, the AddOn-Bucky. These patents relate to the optical arrangement and process for transmitting and converting primary x-ray images generated on a two dimensional primary image array. Furthermore, the patent for the mirror optics has been approved in the U.S. in March 2000 for the optical arrangement and method for electronically detecting an x-ray image while a similar patent awaits European approval. For the aforesaid ddRCombi and ddRChest-System the Company was granted a design protection in Switzerland. Additional patent applications for the design protection for both Systems have been submitted in Sweden, Germany, Benelux, France, Canada and the U.S. and are currently pending approval.

         The Company received its UL (July 1999) and CE (December 1999) label for its ddRMulti-System. This certification is a public statement of compliance with a known standard and an extremely stringent approval process involving assessment and documentation of a product sample by an independent third party organization followed by on-going periodic product inspections at the manufacturing site.

         Management of the Company believes that its unique technology and vision for the future have set the stage for continued growth in the years to come and anticipate a continued increase in demand for the Company's direct digital radiography solutions, which belief is based upon results of clinical successes in the U.S. as well as in Europe.

YEAR 2000 POLICY STATEMENT AND COSTS

         The Company  conducted an extensive  program to check the status of its
equipment   (information  and   non-information   technology)   related  to  the
millennium.

         For relevant material (information and non-information technology) delivered by third parties the Company received written assurances that their year 2000 compliance's is under control. The Company was 100% compliant and was ready for Y2K and 100% of the Company's installed base equipment (information and non-information technology) fulfilled year 2000 compliance. Accordingly, contingency plans worked out by the Company proved to be unnecessary.

         Total year 2000 costs approximated $100,000 with approximately 50% thereof being allocated towards testing and surveying of the Company own products.

         Neither Swissray nor any third party with whom it has material relationships, suffered any significant adverse consequences resulting from the transition to Year 2000 or thereafter.

YEAR ENDED JUNE 30, 2000 COMPARED TO YEAR ENDED JUNE 30, 1999

RESULTS OF OPERATIONS

         Net sales amounted to $22,030,124 for the year ended June 30, 2000, compared to $17,295,882 for the year ended June 30, 1999 an increase of $4,734,242 or 27.4% from the year ended June 30, 1999. The 27.4% increase in net sales was mainly due to the sale of ddRMulti-Systems increasing by 486.5% or $11,728,441. This significant increase was slightly offset by a decrease in conventional x-ray of 32.3% ($861,006) and conventional OEM-Business of 60.4% ($5,923,145). The decrease in conventional x-ray and conventional OEM-Business is due to the Company's conscious effort of promoting sales of ddRMulti-Systems with a corresponding decline of interest in sales of conventional x-ray and conventional OEM-Business.

         In the past the Company has been substantially reliant upon Philips Medical Systems ("Philips") but at this stage of the Company's maturation process and as same continues to develop, reliance upon Philips has correspondingly decreased. Additionally, the Company's agreement with Philips relates to conventional x-ray equipment which has been a low profit margin item. More and more this type of sale is being replaced by (a) Company sale of conventional x-ray equipment directly to purchasing country and/or hospital and/or to the ultimate user thereof and (b) more significantly and importantly by Company's sales of its ddRMulti- System - its flagship product.

         Gross profit increased by $1,763,547 or 46.8% to $5,530,128 for the year ended June 30, 2000, from $3,766,581 for the year ended June 30, 1999. Gross profit as a percentage of net revenues increased to 25.1% for the year ended June 30, 2000 from 21.8% for the year ended June 30, 1999. The increase in gross profit as a percentage of net revenues is attributable to the fact that the percentage of sales of ddRMulti-Systems to total sales increased to 64.2% of total sales for the year ended June 30, 2000 from 13.9% for the year ended June 30, 1999.

         Operating expenses decreased by $2,334,842 or 12.1% to $17,011,097, or 77.2% of net revenues, for the year ended June 30, 2000, from $19,345,939 or 111.9% of net revenues for the year ended June 30, 1999. The principal items were officers and directors compensation of $2,831,662 or 12.9% of net sales for the year ended June 30, 2000 compared to $5,014,293 or 29% of net sales for the year ended June 30, 1999, salaries (net of officers and directors compensation) of $3,762,009 or 17.1% of net sales for the year ended June 30,2000 compared to $3,784,305 or 21.9% of net sales for the year ended June 30, 1999 and selling expenses of $4,352,016 or 19.8% of net sales for the year ended June 30, 2000 compared to $3,207,646 or 18.5% of net sales for the year ended June 30, 1999. Research and development expenses were $1,914,065 or 8.7% of net sales for the year ended June 30, 2000 compared to $1,808,107 or 10.5% of net sales for the year ended June 30, 1999. The increase is primarily due to the development of the ddrCombi and the ddRChest unit. General and administrative expenses decreased by $667,928 or 26.9% to $1,816,828 or 8.2% of net sales for the year ended June 30, 2000 from $2,484,756 or 14.4% of net sales for the year ended June 30, 1999. The decrease in officers and directors compensation of $2,182,631 or 43.5% is due to the fact that within fiscal 1999 common stock issued to the President in exchange for extinguishment of certain bonus rights contained in his employment agreement amounted to $4,320,000 whereas common stock issued within fiscal year 2000 to directors and officers for services amounted to $2,165,625. The decrease in selling and general administrative expenses is due to overall savings, primarily on professional fees and services. Other operating expenses decreased by $182,204 or 17.1% to $883,835 or 4% of net sales for the year ended June 30, 2000 from $1,066,039 or 6.2% of net sales for the year ended June 30, 1999. This decrease is primarily due to the decrease in rent and insurance costs.

         Interest expenses increased to $10,347,427 for the year ended June 30, 2000 compared to $5,638,928 for the year ended June 30, 1999. This increase is primarily due to the increase of interest expense for accrual of penalty interest on periodic payments required by terms of financing agreements and an increase in amortization of Debenture issuance cost and Conversion Benefit.

         Loss on extinguishment of debt was $0 for the year ended June 30, 2000 compared to a loss of $832,849 for the year ended June 30, 1999. The extinguishment gain or loss resulted from refinancing of Convertible debentures.

FINANCIAL CONDITION

June 30, 2000 compared to June 30, 1999

         Total assets of the Company on June 30, 2000 increased by $1,871,825 to $25,383,014 from $23,511,189 on June 30, 1999, primarily due to the increase of current assets. Current assets increased $1,902,120 to $13,831,501 on June 30, 2000 from $11,929,381 on June 30, 1999. The increase in current assets is attributable to the increase of cash and cash equivalents of $1,729,886, restricted cash of $1,385,600 and the increase of accounts receivable of
$736,520 of which approximately $1,840,250 arises from the sale of ddRMulti-Systems to Romania which was partially offset by the decrease in inventory of $2,695,249 caused by the sales of these units to Romania and the increase in prepaid expenses and sundry receivables of $445,363. Other assets decreased $47,871 to $5,250,897 on June 30, 2000 from $5,298,768 on June 30, 1999. The decrease is primarily attributable to the amortization of the licensing agreement, patents & trademark, software development cost and the goodwill.

         On June 30, 2000, the Company had total liabilities of $35,384,045 compared to $30,445,812 on June 30, 1999. On June 30, 2000, current liabilities were $21,233,649 compared to $14,944,865 on June 30, 1999. Working capital at June 30, 2000 was $(7,402,148) compared to $(3,015,484) at June 30, 1999.

CASH FLOW AND CAPITAL EXPENDITURES YEAR ENDED JUNE 30, 2000 COMPARED TO YEAR ENDED JUNE 30, 1999.

         Cash used for operating activities for the year ended June 30, 2000 was $4,360,009 compared to $9,788,606 for the year ended June 30, 1999. Cash used for investing activities was $639,778 for the year ended June 30, 2000 compared to $879,303 for the year ended June 30, 1999. Cash flow from financing activities for the year ended June 30, 2000 was $6,215,558 compared to $11,068,406 for year ended June 30, 1999.

Liquidity

         The Company anticipates that its use of cash will remain substantial for the foreseeable future. In particular, management of the Company expects substantial expenditures in connection with the production of the planned increase of sales, the continuation of the strengthening and expansion of the Company's marketing organization and, to a lesser degree, ongoing research and development projects. The Company expects that funding for these expenditures will be available out of the Company's future cash flow and/or issuance of equity and/or debt securities during the next 12 months and thereafter.

         However, the availability of a sufficient future cash flow will depend to a significant extent on the marketability of the Company's ddR Systems and related products. Accordingly, the Company may be required to issue additional convertible debentures or equity securities to finance such capital expenditures and working capital requirements. There can be no assurance whether or not such financing will be available on terms satisfactory to management.

         On March 16, 1998, the Company issued $5,500,000 aggregate principal amount of 6% convertible debentures (the "Convertible Debentures"), convertible into Common Stock of the Company to the following financing participants - Atlantis Capital Fund, Ltd., Canadian Advantage Limited Partnership, Dominion Capital Fund, Ltd. and Sovereign Partners LP. After deducting legal fees of $35,000, and placement agent fees of $550,000 directly attributable to such offering, the Company received a net amount of $4,915,000. The Company received written representations from each investor to the effect that they were each accredited investors as defined in Rule 501(a) of Regulation D. One Hundred percent of the face amount of the Convertible Debentures were convertible into shares of Common Stock of the Company at the earlier of May 15, 1998 or the effective date of a Registration Statement (since declared effective August 14, 2000) at a conversion price equal to 80% of the average closing bid price for the ten trading days preceding the date of conversion. Any Convertible Debentures not so converted were subject to mandatory conversion by the Company on the 24th monthly anniversary of the date of issuance of the Convertible Debentures. All of these debentures have been converted.

         In June of 1998, the Company issued $2,000,000 aggregate principal amount of 6% convertible debentures (the "Convertible Debentures"), convertible into Common Stock of the Company to the following financing participants - Canadian Advantage Limited Partnership, Dominion Capital Fund, Ltd. and Sovereign Partners LP. After deducting fees directly attributable to such offering the Company received a net amount of $1,760,000. The Company received written representations from each investor to the effect that they were each accredited investors as defined in Rule 501(a) of Regulation D. One Hundred percent of the face amount of the Convertible Debentures were convertible into shares of Common Stock of the Company at the earlier of August 14, 1998 or the effective date of a Registration Statement (since declared effective August 14, 2000) at a conversion price equal to 80% of the average closing bid price for the ten trading days preceding the date of conversion. Any Convertible Debentures not so converted were subject to mandatory conversion by the Company on the 24th monthly anniversary of the date of issuance of the Convertible Debentures. All of these debentures have been converted.

         On August 31, 1998 the Company issued $3,832,849 aggregate principal amount of 5% convertible debentures (the "Convertible Debentures") including a 25% premium and accrued interest, convertible into Common Stock of the Company to the following financing participants - Atlantis Capital Fund, Ltd., Canadian Advantage Limited Partnership, Dominion Capital Fund, Ltd. and Sovereign Partners LP. The Company did not receive any cash proceeds from the offering of the Convertible Debentures. The full amount was paid by investors to holders of the Company's Convertible Debentures issued on March 16, 1998 holding $3,000,000 of such Convertible Debentures as repayment in full of the Company's obligations under such Convertible Debentures. During the same period the Company issued $2,311,000 aggregate principal amount of 5% Convertible Debentures, convertible into Common Stock of the Company. After deducting fees, commissions and escrow fees in the aggregate amount of $311,000 the Company received a net amount of $2,000,000. The face amount of both Convertible Debentures were convertible into shares of Common Stock of the Company commencing March 1, 1999 at a conversion price equal to 82% of the average closing bid price for the ten trading days preceding the date of the conversion or $1.00 whichever is less. Any convertible Debentures not so converted became subject to mandatory conversion by the Company on the 24th monthly anniversary of the date of issuance of the Convertible Debentures. As of September 12, 2000 an unconverted balance exclusive of interest and liquidated damages of $3,930,594 remains outstanding and is subject to conversion.

         On October 6, 1998 the Company issued $2,940,000 aggregate principal amount of 5% convertible debentures (the "Convertible Debentures") including, as part of the terms of this financing, $540,000 repurchase of stock (717,850 and 747,150 shares from Dominion Capital Fund, Ltd. and Sovereign Partners LP respectively), convertible into Common Stock of the Company to the following financing participants - Dominion Capital Fund, Ltd. and Sovereign Partners LP. After deducting fees, commissions and escrow fees in the aggregate amount of $300,000 the Company received a net amount of $2,100,000. The face amount of the Convertible Debentures became convertible into shares of Common Stock of the Company any time after the closing date at a conversion price equal to 82% of the average closing bid price for the ten trading days preceding the date of the conversion or $1.00 whichever is less. Any Convertible Debentures not so converted became subject to mandatory conversion by the Company on the 24th monthly anniversary of the date of issuance of the Convertible Debentures. As of September 12, 2000 none of these debentures have been converted.

         The Registrant received gross proceeds of $1,080,000 in December, 1998, pursuant to promissory notes bearing interest at the rate of 5% per annum for the first 90 calendar days (through March 13, 1999) with the Company having the option to extend the notes for an additional 60 days with interest increasing 2% per annum during the 60 day period. The Company exercised its extension option. As further consideration for the loan, the Company issued Lenders Warrants to purchase up to 50,000 shares of the Company's common stock exercisable, in whole or in part, for a period of up to 5 years at $.375 (the bid price for Company shares on the date of closing). The promissory notes (held by Dominion Capital Fund, Ltd. and Sovereign Partners) were not paid by their due date and the terms of a Contingent Subscription Agreement, Debenture and Registration Rights Agreement automatically went into effect with debentures bearing interest at the rate of 5% per annum (payable in stock or cash at the Company's option) and being convertible, at any time at 82% of the 10 day average bid price for the 10 consecutive trading days immediately preceding the conversion date or $1.00 whichever is less. The documents also provide for certain Company redemption rights at percentages ranging from 115% of the face amount of the Debenture to 125% of the face amount of the debenture dependent upon redemption date, if any. As of September 12, 2000 none of these debentures have been converted.

         On January 29, 1999 the Company issued a principal aggregate amount of $1,170,000 of convertible debentures ("Convertible Debenture"), convertible into Common Stock of the Company to the following financing participants - Dominion Capital Fund, Ltd., Dominion Investment Fund LLC and Sovereign Partners LP at a conversion price of 82% of the average closing bid price for the ten trading days preceding the date of conversion together with accrued interest of 3% for the first 90 days, 3.5% for 91-120 days and 4% for 120 days and thereafter. As further consideration for the loan, the Company issued Lenders Warrants to purchase up to 58,500 shares of the Company's common stock exercisable, in whole or in part, for a period of up to 5 years at $1.00 per share. After deducing fees directly attributable to such offering the Company received a net amount of $1,020,000. The Company received written representations from each investor to the effect that they were each accredited investors as defined in Rule 501(a) of Regulation D. Any Convertible Debenture not so converted are subject to mandatory conversion by the Company on the 24th anniversary date of issuance of the Convertible Debentures. None of these convertible debentures as of September 12, 2000 have been converted. As of September 12, 2000 none of these debentures have been converted.

         On March 2, 1999 the Company entered into a second promissory note (contingent convertible debenture financing) with the same lenders as the December 1998 transaction described directly above (i.e., Dominion Investment Fund LLC and Sovereign Partners LP) with terms and conditions identical to those set forth above excepting (a) gross proceeds amounted to $1,110,000, (b) the initial due date of such notes was May 31, 1999, (c) the potential 60 day extension date on such promissory notes was July 30, 1999, but such extension right was never utilized, (d) the conversion price was 80% of the 10 day average closing bid price for the 10 consecutive trading days immediately preceding conversion date and (e) Warrants were issued (similarly exercisable over 5 years) to purchase up to 50,000 shares of common stock at 125% of the average 5 day closing bid price of the Company's common stock immediately preceding the date of closing but in no event at less than $1.00 per share. In all other respects the terms and conditions of each of the documents executed with respect to this transaction are identical in all material respects to those described above regarding December 1998 transaction. The promissory notes were not paid by their due date and the terms of a Contingent Subscription Agreement and Registration Rights Agreement automatically went into effect. As of September 12, 2000 none of these debentures have been converted.

         On March 26, 1999 the Company entered into a third promissory note (contingent convertible debenture financing) with terms and conditions identical to those set forth in the March 2, 1999 promissory note financing referred to directly above excepting (a) the lender is different, to wit: Aberdeen Avenue, LLC, (b) gross proceeds amounted to $550,000, (c) the initial due date of such note was June 25, 1999, (d) the potential 60 day extension date on such promissory note was August 24, 1999 but such extension right was never utilized
(e) Warrants were issued (similarly exercisable over 5 years) to purchase up to 27,500 shares of common stock at 125% of the average 5 day closing bid price of the Company's common stock immediately preceding the date of closing but in no event at less than $1.00 per share. In all other respects the terms and conditions of each of the documents executed with respect to this transaction are identical in all material respects to those described in the above referenced March 2, 1999 transaction. The promissory notes were not paid by their due date and the terms of a Contingent Subscription Agreement and Registration Rights Agreement automatically went into effect. As of September 12, 2000 none of these debentures have been converted.

         From May 14, 1999 to June 9, 1999 (in a single financing) the Company issued a principal aggregate amount of $850,000 of convertible debentures ("Convertible Debentures"), convertible into Common Stock of the Company to the following financing participants - Endeavor Capital Fund SA, Excaliber Limited Partnership and Carbon Mesa Partners LLC at a conversion price of 80% of the average closing bid price for the ten trading days preceding the date of conversion together with accrued interest of 5%. After deducting fees directly attributable to such offering the Company received a net amount of $772,727. The Company received written representations from each investor to the effect that they were each accredited investors as defined in Rule 501(a) of Regulation D. Any Convertible Debenture not so converted are subject to mandatory conversion by the Company on the 24th anniversary date of issuance of the Convertible Debentures. As of September 12, 2000 an unconverted balance exclusive of interest and liquidated damages of $471,200 remains outstanding and is subject to conversion.

         On July 9, 1999 the Company entered into a fourth promissory note (contingent convertible debenture financing) with terms and conditions identical to those set forth in the March 2, 1999 promissory note financing referred to above excepting (a) the lender is different, to wit: Southshore Capital, Ltd. now assigned to Parkdale LLC (b) gross proceeds amounted to $1,100,000, (c) the due date of such note was August 23, 1999 with no right to extend and (d) the debenture holder did not receive any warrants. In all other respects the terms and conditions of each of the documents executed with respect to this transaction are identical in all material respects to those described in the above referenced March 2, 1999 transaction. The promissory notes were not paid by their due date and the terms of a Contingent Subscription Agreement, Convertible Debenture and Registration Rights Agreement automatically went into effect. As of September 12, 2000 none of these debentures have been converted.

         On August 11, 1999 the Company entered into a fifth promissory note (contingent convertible debenture financing) with terms and conditions identical in all material respects to those set forth in the March 2, 1999 promissory note financing referred to above excepting (a) the lender is different, to wit:
Aberdeen Avenue, LLC, (b) gross proceeds amounted to $1,400,000, (c) the due date of such note was November 11, 1999 with no right to extend and (d) the debenture holder did not receive any warrants. In all other respects the terms and conditions of each of the documents executed with respect to this transaction were identical in all material respects to those described in the above referenced March 2, 1999 transaction. The promissory note was not paid on its due date and the terms of the Contingent Subscription Agreement, Convertible Debenture and Registration Rights Agreement automatically went into effect. As of September 12, 2000 none of these debentures have been converted.

         Pursuant to an agreement entered into on September 2, 1999, the Company authorized a purchaser to purchase 1,000,000 shares at $1.00 per share (which occurred on September 7, 1999) and up to an additional 2,000,000 shares at $1.50 per share so long as the first 1,000,000 shares were purchased on or before September 30, 1999 and as long as the purchaser purchased at least an additional 1,000,000 shares within 60 days of its first purchase. The first purchase, as aforesaid, was made on September 7, 1999 (at $1.00 per share) while the next 1,000,000 shares were purchased on October 19, 1999 (500,000 shares at $1.50 per share) and November 1, 1999 (500,000 shares at $1.50 per share). Having met the purchase requirements, the purchaser was entitled (through March 1, 2000) to purchase the balance of the shares referred to at $1.50 but only purchased 666,667 shares at such price in December 1999. The investment participants involved in the above transactions and the number of shares (an aggregate of 2,666,667 shares) and purchase price per share paid by each of such participants is as follows: Parkdale LLC - 1,000,000 shares at $1.00, Southridge Capital Management LLC - 333,334 shares at $1.50, Striker Capital - 833,334 shares at $1.50, Alfred Hahnfeldt - 333,332 shares at $1.50 and Greenfield Investments Consultants LLC - 166,667 shares at $1.50.

         In February 2000 the Company entered into an additional separate transaction whereby it sold 333,333 restrictive shares of its common stock at $3.00 per share to Dundurn Street LLC.

EFFECT OF CURRENCY ON RESULTS OF OPERATIONS

         The results of operations and the financial position of the Company's subsidiaries outside of the United States are reported in the relevant foreign currency (primarily in Swiss Francs) and then translated into US dollars at the applicable foreign exchange rate for inclusion in the Company's consolidated financial statements. Accordingly, the results of operations of such subsidiaries as reported in US dollars can vary significantly as a result of changes in currency exchange rates (in particular the exchange rate between the Swiss Franc and the US dollar).

YEAR ENDED JUNE 30, 1999 COMPARED YEAR ENDED JUNE 30, 1998

Results of operations

         Net sales amounted to $17,295,882 for the year ended June 30, 1999, compared to $22,892,978, a decrease of $5,597,096, or 24.4% from the year ended June 30, 1998.Sales for the year ended June 30, 1998 include sales of the film and processor business of Empower which was sold on June 30, 1998, of $7,134,938. Net sales without the film and processor business of Empower increased for the year ended June 30, 1999 by $1,537,842 or 9.8%. This increase is due to the additional sales of ddRMulti-Systems.

         Gross profit decreased by $1,044,611 or 21.7% to $3,766,581 for the year ended June 30, 1999, from $4,811,192 for the year ended June 30, 1998. Gross profit as a percentage of net revenues increased to 21.8% for the year ended June 30, 1999 from 21% for the year ended June 30, 1998. The increase in gross profit percentage is due to production efficiencies.

         Operating expenses increased by $598,210 or 3.2% to $19,345,939 or 111.9% of net revenues, for the year ended June 30, 1999, from $18,747,729, or 81.9% of net revenues for the year ended June 30, 1998. The principal items were salaries (net of officers and directors compensation) of $3,784,305 or 21.9% of net sales for the year ended June 30, 1999 compared to $4,168,540 or 18.2% of net sales for year ended June 30, 1998 and officers compensation increasing $4,444,477, primarily from the issuance of common stock to its President in exchange for extinguishment of certain bonus rights contained in his employment agreement, selling expenses of $3,207,646 or 18.5% of net sales for the year ended June 30, 1999 compared to $3,740,391 or 16.3% of net sales for the year ended June 30, 1998. The decrease of depreciation and amortization of $471,582 primarily due to the fact that the depreciable fixed assets were less for 1999 since many of these assets were fully depreciated at June 30, 1998. The decrease in selling expenses was a result of the closing of Empower which totaled approximately $476,000. Research and development expenses were $1,808,107 or 10.5% of net sales for the year ended June 30, 1999 compared to $3,542,149 or 15.5% of net sales for the year ended June 30, 1998. This decrease is primarily due to the decrease in research and development related to AddOn-Bucky. Other operating expenses decreased by approximately $670,000 from the comparable period in 1998 primarily from the decrease due to the Empower closing of $100,000 and the decrease in occupancy and insurance costs of approximately $200,000. Principal costs associated with development of the ddRMulti-System have now been accomplished and research and development costs are expected to continue regarding upgrades and new product development with respect to associated and related products relating to the ddRMulti-System.

         Interest expense decreased to $5,638,928 for the year ended June 30, 1999 compared to $8,590,268 for the year ended June 30, 1998. This decrease is primarily due to the increase of interest expense for accrual of penalty interest on periodic payments required by term of financing agreements and decrease in amortization of Debenture issuance cost and Conversion Benefit.

         Loss on extinguishment of debt was $832,849 for the year ended June 30, 1999 compared to again of $304,923 for the year ended June 30, 1998. The extinguishment gain or loss resulted from refinancing of Convertible debentures.

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

         On June 30, 1999, the Company had total liabilities of $30,445,812 compared to $19,755,870 on June 30, 1998. On June 30, 1999, current liabilities were $14,944,865 compared to $11,984,554 on June

30, 1998. Working capital at June 30, 199 was ($3,015,484) compared to ($1,084,703) at June 30, 1998.

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

BACKLOG

         Management estimates that as of the end of fiscal year ended June 30, 2000 the Company had an order backlog of $8,800,000 which consisted of $2,080,000 in conventional x-ray equipment and $6,720,000 in digital (i,e., ddRMulti-Systems and information solutions) as compared to an order backlog of $12,000,000 which consisted of $8,000,000 in conventional x-ray equipment and $4,000,000 in ddRMulti-Systems as of the fiscal year ended June 30, 1999.

NEW ACCOUNTING PRONOUNCEMENTS

         The Company has adopted Statement of Financial Accounting Standard No. 133 ("SFAS No. 133"),"Accounting for Derivative Instruments and Hedging Activities" for the year ended June 2000. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. The application of the new pronouncement did not have a material impact on the Company's financial statements.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements have been prepared in accordance with the requirements of Regulation S-X and supplementary financial information included herein, if any, has been prepared in accordance with Item 301 of Regulation S-K.
                          INDEX TO FINANCIAL STATEMENTS

                                                                        Page

Audited Financial Statements for Fiscal Years Ended
         June 30, 2000, 1999 and 1998:

Independent Auditors' Report                                            F-1

Consolidated Balance Sheets at June 30, 2000 and 1999                   F-2-3

Consolidated Statements of Operations for the years ended
         June 30, 2000, 1999 and 1998                                   F-4

Consolidated Statements of Cash flows for the years ended
         June 30, 2000, 1999 and 1998                                   F-5-6

Consolidated Statements of Stockholders Equity for the years
         ended June 30, 2000, 1999 and 1998                             F-7-8

Notes to Consolidated Financial Statements                              F-9-23

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors
Swissray International, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Swissray International, Inc. and subsidiaries as of June 30, 2000 and 1999 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swissray International, Inc. and subsidiaries as of June 30, 2000 and 1999, and the results of its operations changes in stockholders' equity and cash flows for each of the three years then ended in conformity with generally accepted accounting principles.




                                      /s/ Feldman Sherb & Co., P.C.
                                      Feldman Sherb & Co., P.C.
                                      Certified Public Accountants

New York, New York
August 4, 2000

                          SWISSRAY INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                         ------------------------------
                                                                              2000              1999
                                                                                             (Restated)
                                                                         ------------------------------

CURRENT ASSETS
Cash and cash equivalents                                                 $ 3,011,183       $ 1,281,297
Restricted cash                                                             1,385,600              -
Notes receivable - short-term                                                 300,000              -
Accounts receivable, net of allowance for doubtful
accounts of $170,883 and $219,993                                           3,185,399         2,448,879
Inventories                                                                 4,637,152         7,332,401
Prepaid expenses and sundry receivables                                     1,312,167           866,804
                                                                         ------------------------------
TOTAL CURRENT ASSETS                                                       13,831,501        11,929,381
                                                                         ------------------------------

PROPERTY AND EQUIPMENT                                                      6,300,616         6,283,040
                                                                         ------------------------------

OTHER ASSETS
Loan receivable                                                                  -               15,948
Loan receivable affiliates                                                    768,647              -
Licensing agreement                                                         2,607,451         3,104,109
Patents and trademarks                                                        171,866           199,906
Software development costs                                                    256,380           347,763
Security deposits                                                              28,035            28,035
Goodwill                                                                    1,409,680         1,603,007
                                                                         ------------------------------
TOTAL OTHER ASSETS                                                          5,250,897         5,298,768
                                                                         ------------------------------
TOTAL ASSETS                                                              $25,383,014       $23,511,189
                                                                         ==============================

                                       F-2
    The accompanying notes are an integral part of these financial statements

                            SWISSRAY INTERNATIONAL
                    CONSOLIDATED BALANCE SHEET (Continued)


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                         ------------------------------
                                                                              2000              1999
                                                                                             (Restated)
                                                                         ------------------------------


CURRENT LIABILITIES
Current maturities of long-term debt                                      $   229,700       $   247,028
Notes payable - banks                                                       3,667,159         3,667,159
Notes payable - short-term                                                  1,352,502         1,700,000
Loan payable                                                                  119,885           126,006
Accounts payable                                                            4,340,033         5,422,321
Accrued expenses                                                           10,727,576         3,003,844
Restructuring                                                                 100,000           500,000
Customer deposits                                                             785,614           278,507
                                                                         ------------------------------
TOTAL CURRENT LIABILITIES                                                  21,233,649        14,944,865
                                                                         ------------------------------

CONVERTIBLE DEBENTURES, net of conversion benefit                          14,067,294        15,305,852
                                                                         ------------------------------

LONG-TERM DEBT, less current maturities                                        83,102           195,095

COMMON STOCK SUBJECT TO PUT                                                   319,985         1,819,985

STOCKHOLDERS' DEFICIT
Common stock                                                                  233,999           140,062
Additional paid-in capital                                                 88,207,532        69,028,013
Treasury stock                                                             (2,040,000)         (540,000)
Deferred compensation                                                        (998,399)       (1,282,500)
Accumulated deficit                                                       (94,130,543)      (72,492,463)
Accumulated other comprehensive loss                                       (1,273,620)       (1,787,735)
Common stock subject to put                                                  (319,985)       (1,819,985)
                                                                         ------------------------------
TOTAL STOCKHOLDERS' DEFICIT                                               (10,321,016)       (8,754,608)
                                                                         ------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                     $ 25,383,014      $ 23,511,189
                                                                         ==============================

                                       F-3
    The accompanying notes are an integral part of these financial statements

                           SWISSRAY INTERNATIONAL INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                          YEAR ENDED JUNE 30,
                                          ----------------------------------------------------
                                              2000                1999                1998
                                                               (Restated)          (Restated)
                                          ----------------------------------------------------
NET SALES                                 $ 22,030,124        $ 17,295,882        $ 22,892,978
COST OF SALES                               16,499,996          13,529,301          18,081,786
                                          ----------------------------------------------------
GROSS PROFIT                                 5,530,128           3,766,301           4,811,192
                                          ----------------------------------------------------

OPERATING EXPENSES
Officers and directors compensation          2,831,662           5,014,293             569,816
Salaries                                     3,762,009           3,784,305           4,168,540
Selling                                      4,352,016           3,207,646           3,740,391
Research and development                     1,914,065           1,808,107           3,542,149
General and administrative                   1,816,828           2,484,756           2,612,262
Restructuring cost                                 ---                 ---             500,000
Other operating expenses                       883,835           1,066,039           1,735,877
Bad debts                                       93,570             706,877             133,196
Depreciation and amortization                1,357,112           1,273,916           1,745,498
                                          ----------------------------------------------------
TOTAL OPERATING EXPENSES                    17,011,097          19,345,939          18,747,729
                                          ----------------------------------------------------

LOSS BEFORE OTHER INCOME (EXPENSES)        (11,480,969)        (15,579,358)        (13,936,537)

Other income (expenses)                        190,316              40,385            (281,227)
Interest expense                           (10,347,427)         (5,638,928)         (8,590,268)
                                          ----------------------------------------------------
OTHER EXPENSES                             (10,157,111)         (5,598,543)         (8,871,495)
                                          ----------------------------------------------------
LOSS FROM CONTINUING OPERATIONS
  BEFORE EXTRAORDINARY ITEMS               (21,638,080)        (21,177,901)        (22,808,032)

Extraordinary income (expenses)                    ---            (832,849)            304,923
                                          ----------------------------------------------------
NET LOSS                                  $(21,638,080)       $(22,010,750)       $(22,503,109)
                                          ====================================================

LOSS PER COMMON SHARE BASIC
Loss from continuing operations                  (1.14)              (3.24)              (8.48)
Extraordinary items                              (0.00)              (0.13)               0.11
                                          ----------------------------------------------------
NET LOSS                                         (1.14)              (3.37)              (8.37)
                                          ====================================================
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                          18,927,303           6,525,423           2,690,695
                                          ============           =========           =========


                                       F-4
    The accompanying notes are an integral part of these financial statements

                           SWISSRAY INTERNATIONAL INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    YEAR ENDED JUNE 30,
                                                                     ----------------------------------------------------
                                                                        2000                1999                1998
                                                                                          (Restated)          (Restated)
                                                                     ----------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITES
Net loss                                                            $(21,638,080)       $(22,010,750)       $(22,503,109)
Adjustment to reconcile net loss to net
        cash used by operating activities
        Depreciation and amortization                                  1,438,719           1,327,395           1,874,206
        Provision for bad debts                                          (49,110)            931,146             (38,803)
        Common stock and stock options issued for services             2,809,936           4,755,925                 ---
        Issuance of common stock in lieu of interest payments            279,600             128,107             449,376
        Interest expense on debt issuance cost and
          conversion benefit                                           1,131,061           3,070,784           7,905,225
        Interest expense on option value per Black Scholes             1,066,536              91,763                 ---
        Settlement expense paid through issuance of common stock         675,000                 ---                 ---
        Early extinguishment of debt (gain)                                  ---             832,849            (304,923)

        (Increase) decrease in operating assets:
        Accounts receivable                                             (687,410)            (51,866)          2,887,427
        Accounts receivable - long-term                                      ---                 ---             163,680
        Inventories                                                    2,695,249             368,744          (3,790,038)
        Prepaid expenses and sundry receivables                         (445,363)            635,106             434 229
        Increase (decrease) in operating liabilities:
        Accounts payable                                              (1,082,288)            391,873            (306,300)
        Accrued expenses                                               7,723,732            (361,606)          1,463,512
        Customers deposits                                               507,107             101,924               6,147
                                                                    ----------------------------------------------------
NET CASH USED BY OPERATING ACTIVITIES                                 (4,360,009)         (9,788,606)        (11,759,371)
                                                                    ----------------------------------------------------

CASH FLOW FROM INVESTING ACTIVITIES
        Acquisition of property and equipment                           (633,419)           (692,954)         (2,849,205)
        Capitalized computer software                                     (1,518)             (1,518)           (225,174)
        Patents and trademarks                                               ---                 ---             (52,386)
        Goodwill                                                             ---                 ---            (802,107)
        Other intangibles                                                (13,469)                ---                 ---
        Asset purchase net of cash received                                  ---                 ---            (591,108)
        Increase in notes receivable                                         ---            (199,132)                ---
        Security deposits                                                 (8,838)             10,245               5,448
        Increase(repayment)of loan receivable                             15,948               4,056              (2,608)
                                                                    ----------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                                   (639,778)           (879,303)         (4,517,140)

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from (payments for) short-term borrowings-bank          (88,820)         20,191,413          10,342,060
        Proceeds related to debentures not funded                            ---            (227,273)                ---
        Principal payment of short-term borrowings                      (370,947)        (11,268,343)         (3,852,075)
        Principal payment of long-term borrowings                       (111,993)           (245,580)            (21,748)
        Principal payment of long-term borrowings with stock                 ---                 ---             (62,267)
        Increase in restricted cash                                   (1,385,600)                ---                 ---
        Note receivable - short-term                                    (300,000)                ---                 ---
        Issuance of common stock for cash                              8,605,416           3,160,396           8,461,262
        Exercise of stock options for cash                             2,136,149                 ---                 ---
        Purchase of treasury stock                                    (1,500,000)           (540,000)                ---
        Payment to stockholders and officers                                 ---              (2,207)            (68,032)
                                                                    ----------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                                  6,215,558          11,068,406          14,779,200
                                                                    ----------------------------------------------------
EFFECT OF EXCHANGE RATE ON CASH                                          514,115            (400,752)           (332,444)
                                                                    ----------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                        1,729,886                (255)         (1,809,755)
CASH AND CASH EQUIVALENT - beginning of year                           1,281,297           1,281,552           3,091,307
                                                                    ----------------------------------------------------
CASH AND CASH EQUIVALENTS - end of year                             $  3,011,183        $  1,281,297        $  1,281,552
                                                                    ====================================================

                                      F-5
    The accompanying notes are an integral part of these financial statements

                       SUPPLEMENTAL CASH FLOW INFORMATION
                                                                                      YEAR ENDED JUNE 30,
                                                                     ----------------------------------------------------
                                                                        2000                1999                1998
                                                                                          (Restated)          (Restated)
                                                                     ----------------------------------------------------
Cash paid for interest                                              $    154,157        $    462,997        $   161,093

DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES

Shares issued in lieu of interest paymnets                               279,600             128,107            449,376
Stock issued for acquisition                                                 ---                 ---          1,499,997
Beneficial conversion feature recorded as additional paid-in
   capital                                                             1,131,061           1,633,164          5,738,149
Convertible debentures converted to common stock                       1,238,558                 ---                ---






















                                       F-6
   The accompanying notes are an integral part of these financial statements

SWISSRAY INTERNATIONAL, INC.
CONSOLITATED STATEMENT OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 2000, 1999 and 1998

                                                                                                             Common
                                                                                        Additional            Stock
                                                                                          Paid-in             to be
                                                                  Common Stock            Capital             issued     Treasury
                                                              Shares         Amount      (Restated)         (Restated) )   Stock
                                                             --------------------------------------------------------------------
BALANCE - JULY 1, 1997                                       1,969,443    $     19,694   $ 35,957,659   $  1,122,973    $      --

COMPREHENSIVE LOSS:
     Net loss of the year                                           --              --             --             --           --
     Foreign currency translation losses net of taxes $ -0-         --              --             --             --           --

     TOTAL COMPREHENSIVE LOSS                                       --              --             --             --           --

Issuance of common stock for cash                            2,013,688          20,137     13,581,739             --           --
Stock options exercised for cash                                16,900             169        123,201             --           --
Shares issued to officers for services                          48,259             483      1,122,490     (1,122,973)          --
Issuance of common stock in lieu of interest payment            60,999             610        448,766             --           --
Beneficial conversion feature of convertible debentures             --              --      5,738,149             --           --
Early extinguishment of debt                                        --              --       (396,875)            --           --
Issuance of common stock for asset purchase                     33,333             333      1,499,664             --           --
Common Stock subject to put                                         --              --             --             --           --
                                                             --------------------------------------------------------------------
BALANCE - JUNE 30, 1998                                      4,142,622          41,426     58,074,793            --            --


COMPREHENSIVE LOSS:
     Net loss of the year                                           --              --             --             --           --
     Foreign currency translation losses net of taxes $ -0-         --              --             --             --           --

     TOTAL COMPREHENSIVE LOSS                                       --              --             --             --           --

Issuance of common stock for cash                            3,861,287          38,613      3,121,784             --           --
Stock options exercised for services                             1,000              10          7,290             --           --
Shares issued for services                                   3,801,500          38,015      1,673,110             --           --
Issuance of common stock in lieu of interest payment           199,830           1,998        126,109             --           --
Beneficial conversion feature of convertible debentures             --              --      1,633,164             --           --
Shares issued to officers for services                       2,000,000          20,000      4,300,000             --           --
Treasury stock - at cost                                            --              --             --             --     (540,000)
Interest expense on option value per Black Scholes                  --              --         91,763             --           --
                                                            ----------------------------------------------------------------------
BALANCE - JUNE 30, 1999                                     14,006,239         140,062     69,028,013             --     (540,000)

COMPREHENSIVE LOSS:
     Net loss of the year                                           --              --             --             --           --
     Foreign currency translation losses net of taxes $ -0-         --              --             --             --           --

     TOTAL COMPREHENSIVE LOSS                                       --              --             --             --           --

Issuance of common stock for cash                            6,269,621          62,696      9,781,278             --           --
Stock options exercised for cash                             1,125,500          11,255      2,124,894             --           --
Issuance of common stock in lieu of interest payment           165,450           1,655        277,945             --           --
Issuance of common stock "Settlement"                          150,000           1,500        673,500             --
Amortization of shares issued for services                          --              --             --             --
Shares issued to officers/employees for services             1,157,065          11,571      2,798,365             --           --
Shares issued for services                                     526,000           5,260      1,325,941             --           --
Purchase of 33,333 shares subject to put                            --              --             --             --   (1,500,000)
Beneficial conversion feature of convertible debentures             --              --      1,131,061             --           --
Interest expense on option value per Black Scholes                  --              --      1,066,536             --           --
                                                            ----------------------------------------------------------------------
BALANCE - JUNE 30, 2000                                     14,006,239    $    140,062   $ 69,028,013   $         --     (540,000)
                                                            ======================================================================
                                      F-7

                                                             Accumulated                  Other
                                                               Deficit    Deferred    Comprehensive  Common Stock      Total
                                                              (Restated) Compensation      Loss      Subject to Put  (Restated)
                                                            --------------------------------------------------------------------

BALANCE - JULY 1, 1997                                       $(27,978,604) $      --     $(1,428,534)   $ (320,000)  $  7,373,188

COMPREHENSIVE LOSS:
     Net loss of the year                                     (22,503,109)        --             --            --     (22,503,109)
     Foreign currency transaction losses net of taxes $ -0-            --         --         (47,245)          --         (47,245)
                                                                                                                    --------------
     TOTAL COMPREHENSIVE LOSS                                          --         --             --            --     (22,550,354)

Issuance of common stock for cash                                      --         --             --            --      13,601,876
Stock options exercised for cash                                       --         --             --            --         123,370
Shares issued to officers for services                                 --         --             --            --              --
Issuance of common stock in lieu of interest payment                   --         --             --            --         449,376
Beneficial conversion feature of convertible debentures                --         --             --            --       5,738,149
Early extinguishment of debt                                           --         --             --            --        (396,875)
Issuance of common stock for asset purchase                            --         --             --            --       1,499,997
Common Stock subject to put                                            --         --             --    (1,499,985)     (1,819,985)
                                                            ----------------------------------------------------------------------

BALANCE - JUNE 30, 1998                                       (50,481,713)        --      (1,475,779)   (1,819,985)      4,338,742

COMPREHENSIVE LOSS:
     Net loss of the year                                     (22,010,750)        --             --            --     (22,010,750)
     Foreign currency translation losses net of taxes $ -0-         --            --        (311,956)           --        (311,956)
                                                                                                                    --------------
     TOTAL COMPREHENSIVE LOSS                                       --            --             --            --     (22,322,706)

Issuance of common stock for cash                                   --            --             --            --       3,160,397
Stock options exercised for services                                --            --             --            --           7,300
Shares issued for services                                          --       (1,282,500)         --            --        428,625
Issuance of common stock in lieu of interest payment                --            --             --            --         128,107
Beneficial conversion feature of convertible debentures             --            --             --            --       1,633,164
Shares issued to officers for services                              --            --             --            --       4,320,000
Treasury stock - at cost                                            --            --             --            --        (540,000)
Interest expense on option value per Black Scholes                  --            --             --            --          91,763
                                                            ---------------------------------------------------------------------
BALANCE - JUNE 30, 1999                                       (72,492,463)   (1,282,500)  (1,787,735)   (1,819,985)    (8,754,608)

COMPREHENSIVE LOSS:
     Net loss of the year                                     (21,638,080)          --            --           --     (21,638,080)
     Foreign currency translation losses net of taxes $ -0-         --              --       514,115           --         514,115
                                                                                                                       ----------
     TOTAL COMPREHENSIVE LOSS                                       --              --            --           --     (21,123,965)

Issuance of common stock for cash                                   --              --            --           --       9,843,974
Stock options exercised for cash                                    --              --            --           --       2,136,149
Issuance of common stock in lieu of interest payment                --              --            --           --         279,600
Issuance of common stock "Settlement"                               --              --            --           --         675,000
Amortization of shares issued for services                          --        1,282,500           --           --       1,282,500
Shares issued to officers/employees for services                    --              --            --           --       2,809,936
Shares issued for services                                          --         (998,399)          --           --         332,802
Purchase of 33,333 shares subject to put                            --              --            --     1,500,000             --
Beneficial conversion feature of convertible debentures             --              --            --           --       1,131,061
Interest expense on option value per Black Scholes                  --              --            --           --       1,066,536
                                                            ----------------------------------------------------------------------
BALANCE - JUNE 30, 2000                                      $(94,130,543) $   (998,399) $(1,273,620)   $ (319,985)  $   (540,000)
                                                            ======================================================================

   The accompanying notes are an integral part of these financial statements

SWISSRAY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2000, 1999 AND 1998


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

REVENUE RECOGNITION

Revenues from direct sales of products to end users are recorded when the products are shipped, installed, collection of the purchase price is probable and the Company has no significant further obligations to the customer. Revenues from direct sales of products to distributors are recorded when the products are shipped, collection of the purchase price is probable and the Company has no significant further obligations to the customer. Cost of remaining insignificant Company obligations, if any, are accrued as costs of revenue at the time of revenue recognition.

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

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements, or the term of the facility lease.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets to assess recoverability from future operations using undiscounted cash flows. When necessary, charges for impairments of long-lived assets are recorded for the amount by which the present value of future cash flows exceeds the carrying value of these assets.

INTANGIBLE ASSETS

Intangible assets are stated at cost and are being amortized using the straight line method over the estimated useful lives of the respective assets.

SOFTWARE DEVELOPMENT COSTS

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

ADVERTISING AND PROMOTION

Advertising and promotion costs are expensed as incurred and included in "Selling" expenses. Advertising and promotion expense for the years ended June 30, 2000, 1999 and 1998 were $ 2,601,410, $ 1,452,309 and $ 1,737,935, respectively.

RESEARCH AND DEVELOPMENT

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

ACCOUNTING FOR STOCK OPTIONS

The Company accounts for stock-based compensation using the intrinsic value method as prescribed under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related Interpretations.

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

NEW ACCOUNTING PRONOUNCEMENTS

The Company has adopted Statement of Financial Accounting Standard No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities" for the year ended June 30, 2000. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. The application of the new pronouncement did not have a material impact on the Company's financial statements.

STOCK SPLIT

On October 1, 1998 the Company declared a 1 for 10 reverse stock split. The financial statements for all periods presented have been retroactively adjusted for the stock split.

NOTE 2 - RESTRICTED CASH

In association with the contract signed with the Romanian Ministry of Health in October 1999, the Company had to post a performance bond of 10% of the total contract of $13,856,000 or $1,385,600. The performance bond will be partially reimbursed at 50% of its total value within 30 days of the presentation of acceptance certificates for the first 16 units. The remaining balance will be reimbursed 30 days after presentation of the acceptance certificate for the 32nd and final unit. The amount for the performance bond is denoted in the financial statements as restricted cash.

NOTE 3 - INVENTORIES

Inventories are summarized by major classification as follows:

                                                        June 30,
                                              2000                   1999
                                          ---------------       ----------------
      Raw materials, parts and supplies $       2,682,558     $        5,558,330
      Work in process                           1,295,575              1,048,197
      Finished goods                              659,019                725,874
                                        -----------------       ----------------
                                        $       4,637,152     $        7,332,401
                                        =================       ================


NOTE 4  - PREPAID EXPENSES AND SUNDRY RECEIVABLES

Prepaid expenses and sundry receivables consist of the following:


                                                         June 30,
                                               2000                  1999
                                        -------------------    -----------------
      Prepaid expenses, deposits and
        advance payments                    $       892,077  $           229,236
      Insurance claim for fire damage                     -              389,220
      Prepaid and refundable taxes                  414,090              240,368
      Employee loans                                  6,000                7,980
                                        -------------------    -----------------
                                     $            1,312,167  $           866,804
                                        ===================    =================

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:


                                     Estimated               June 30,
                                    Useful Lives
                                      (years)         2000               1999
                                    ------------   -----------       -----------
      Land                                -      $    596,982      $   5,501,853
      Building                           30         4,976,657              -
      Equipment                           5         1,866,720          1,448,961
      Office furniture and equipment    3-5           253,946            333,596
                                                  -------------    -------------
                                                    7,694,305          7,284,410
Less: Accumulated depreciation                      1,393,689          1,001,370
                                                  -------------    -------------
                                                 $  6,300,616      $   6,283,040
                                                  =============    =============


Depreciation and amortization expense, for property and equipment, for the years ended June 30, 2000, 1999 and 1998 were $ 615,873, $ 547,693 and $ 1,077,074 respectively.

NOTE 6 - INTANGIBLE ASSETS

Intangible Assets at June 30, 2000 and 1999 consisted of the following


                                        Estimated              June 30,
                                       Useful Lives
                                         (Years)         2000            1999
                                       ----------      ---------    ------------
      Excess of cost over fair value
        of net assets acquired             10      $   1,933,275    $  1,933,275
      Licensing (a)                        10          4,966,575       4,966,575
      Software development cost           5-8            592,198         578,729
      Patents and Trademarks               10            313,330         313,330
                                                    ------------    ------------
                                                       7,805,378       7,791,909
      Less: Accumulated amortization                   3,360,001       2,537,125
                                                    ------------    ------------
                                                   $   4,445,377    $  5,254,784
                                                    ============    ============


Amortization expense, for Intangible Assets, for the years ended June 30, 2000, 1999 and 1998 were $ 822,876, $ 830,194 and $ 1,227,719, respectively.

(a) The Company entered into a licensing agreement in June of 1995 with an unaffiliated individual. The agreement is for an exclusive field-of-use license within the United States and Canada to use the proprietary information, including the patent rights, for certain technology regarding the integration of computer technology with diagnostic x-ray and radiology medical equipment through digital imaging systems. The total cost of the license was $4,966,575. This agreement is for an indefinite term or until all of the proprietary information becomes public knowledge and the patent rights expire.

NOTE 7 - NOTES PAYABLE - BANKS

The Company has negotiated a revolving line-of-credit agreement with Migros Bank of Switzerland, dated March 23, 1998, for up to $ 440,263. The Company has also negotiated an agreement for up to $ 1,206,200 for the issuance of guarantees and letters of credit, both with a commission of 15% per $ 1,000,000, quarterly while outstanding. There were $ 596,896 in outstanding guarantees and $ -0- in letter of credits as of June 30, 2000. The Company also negotiated a fixed line of credit for up to $ 2,352,090 with an agreed repayment of $ 60,310 per 180 days first time applicable as of June 30, 2000. All lines of credit are based on the Exchange rate in effect on June 30, 2000.

Notes payable are summarized as follows:


                                                           June 30,
                                                   2000                1999
                                              -------------       --------------

Migros Bank revolving line of credit,
due on demand,with  interest at 4.75% per
annum,  collateralized  by certain  accounts
Receivable,  and a cash deposit at Migros
Bank as of June 30, 2000 and 1999 were
 $ -0-  and $ 485,367, respectively.          $           -       $      798,730

Migros  Bank,  on demand with six week
notice,  with  interest as of June 30,
2000 and 1999 at 3.7/8% and 4% per annum,
collateralized by land and building               2,231,470            2,529,930

Union  Bank of  Switzerland,  due on
demand,  with  interest  at 8% per  annum,
collateralized  by the cash on deposit at
Union Bank of Switzerland and accounts
receivable.  Cash balances on deposit at
Union Bank of  Switzerland  at June 30,
2000 and 1999 were $ 2,429,258 and $ 627,625,
respectively                                       1,346,869             338,499

                                                ---------------      -----------
                                              $    3,578,339      $    3,667,159
                                                ===============      ===========

NOTE 8 - LOAN PAYABLE

The Company has negotiated a 4% demand loan from a private foundation fund. The loan balance payable at June 30, 2000 and 1999 was $ 119,885 and $ 126,006 respectively.

NOTE 9 - SHARES ISSUED FOR COMPENSATION

In June 1999, the Company incurred additional compensation to the President of the Company of 2,000,000 fully vested, nonforfeitable shares with a fair market value of $2.16 per share or $4,320,000 (based on the bid price of $2.40 per share on the date of issuance less a 10% discount for restrictions on the resale of such shares). The compensation was in consideration of the President's agreement to extinguish his rights contained in his employment agreement which entitled him to a 25% bonus of the Company's earnings (as defined).

In 1999 the Company issued 3,800,000 fully vested, nonforfeitable shares of common stock with a fair market value of $.45 per share or $1,710,000 (based on the bid price of $.50 per share on the date of issuance less a 10% discount for restrictions on the resale of such shares) to consultants for services to be rendered over a term of one year to eighteen months. Such amount has been deferred and is being amortized over the term of the consulting agreements.

In October 1999 the Company issued 1,050,000 fully vested, nonforfeitable shares of common stock with a fair market value of $2.475 per share or $2,165,625 (based on the bid price of $2.75 per share on the date of issuance less a 10% discount for restrictions on the resale of such shares) to officers and/or directors as additional compensation. Such amount has been expensed and is included in results of operations.

On April 4, 2000 the Company issued 490,000 fully vested, nonforfeitable shares of common stock with a fair market value of $2.5308 per share or $1,240,092
(based on the bid price of $.50 per share on the date of issuance less a 10% discount for restrictions on the resale of such shares) to a consultant for services to be rendered over twelve months commencing April 1, 2000. Such amount has been deferred and is being amortized over the term of the consulting agreement. In addition the agreement provides for the issuance of 36,000 restrictive shares of Company Common stock (based on 3,000 shares per month) throughout the period of the Consultant's performance.

NOTE 10 - CONVERTIBLE DEBENTURES

Convertible debentures consist of the following:



                                                               June 30,
                                                        2000              1999
                                                     ----------       ----------

Convertible debenture dated June 15, 1998.
The debenture was converted into 851,970
shares in Fiscal 2000.                                    -           2,000,000

Convertible debenture of $6,143,849 dated
August 31, 1988 and due August 31, 2000 with
interest of 5% per annum.The debentures are
convertible into common shares at a price
equal to the lesser of eighty-two (82%) of
the average closing bid price for the ten
trading days preceding the date of the
conversion.All debentures are convertible at
the earlier of a registration effective date
or March 1, 1998.Any debenture not so converted
is subject to mandatory conversion on August 31,
2000.The Company at its sole discretion can redeem
the debenture at 125% after the sixth month
following  the  closing  date. $1,698,827 and
$514,428 of the balance was converted into
1,383,604 and  1,051,529 shares in
Fiscal 2000 and 1999 respectively.
Debt issuance cost was $311,000, beneficial
conversion feature was $-0-.                           3,930,594      5,629,421

Convertible debenture including $540,000
repurchase of stock dated October 6, 1988 and
due October 6, 2000 with  interest of 5% per
annum.The debentures are convertible into common
shares at a price equal to the lesser of
eighty-two (82%) of the average closing bid
price for the ten trading days  preceding  the
date of the conversion.All debentures are
convertible at the earlier of a registration
effective date or October 6, 1998. Any debenture
not so converted is subject to mandatory
conversion on October 6, 2000.The Company at
its sole discretion can redeem the debenture at
125% after the sixth month following the closing
date. Debt issuance cost was $300,000, beneficial
conversion feature was $53,112.                        2,940,000      2,940,000

Convertible debenture dated January 29, 1999 and
due January 29, 2001 with interest of 3% per each
30 days for the first ninety days, 3.5% per each
30 days for the  ninety-first to the one hundred-
twentieth day and 4% per each 30 days from the
hundred-twenty-first day until the earlier of
conversion or redemption. The debentures are
convertible into common shares at a price equal to
the lesser of eighty-two (82%) of the average
closing bid price for the ten trading days
preceding the date of the conversion or $1.00. All
debentures are convertible at the earlier of a
registration effective date or January 29, 1999.
Any debenture not so converted is subject to
mandatory conversion on January 29, 2001. The
Company at its sole discretion can redeem the
debentures at any time. Debt issuance cost was
$150,000, beneficial conversion feature was $-0-.      1,170,000      1,170,000

Convertible debenture dated May 13, 1999 and due
May 13, 2001 with interest of 5% per annum. The
debentures are convertible into common shares at
a price equal to the lesser of eighty (80%) of
the average closing bid price for the ten trading
days preceding the date of the conversion or $1.00.
All debentures are convertible at the earlier of a
registration effective date or May 13, 1999. Any
debenture not so converted is subject to mandatory
conversion on May 13, 2001.The company at its sole
discretion can redeem the debenture at 125%
after the sixth month following the closing date.
Debt issuance cost was $80,000, interest rollover
was $39,600, beneficial conversion feature was
$735,025.                                              1,119,600      1,119,600

Convertible debenture dated May 5, May 24 and
June 10, 1999 and due May 5, May 24 and June 10,
2001, respectively with interest of 5% per annum.
The debentures are convertible into common shares
at a price equal to eighty (80%) of the average
closing bid price for the ten trading  days
preceding the date of the conversion.The investor
shall not be allowed to convert any portion of the
Debentures for 120 days from the Closing date,
unless the bid price is greater than $5.50.Every
30-day period after the Closing date, the investor
shall be allowed to convert and sell based upon if
the bid price is over $1.50 then 15% of the
original face amount can be converted, if the bid
price is over $7.50 then 20% of the original face
amount can be converted. No conversion can be made
for 300 days if the bid price is below $1.50 All
debentures are convertible at the earlier of a
registration effective date or May 5, May 24 and
June 10, 1999, respectively.Any debenture not so
converted is subject to mandatory conversion on May
5, May 24 and June 10, 2001, respectively.The
Company at its sole discretion can redeem the
debenture at 120% of the face amount including
interest. $310,500 of the balance was converted
into 142,332 shares in Fiscal 2000.  Debt issuance
cost was $100,000, beneficial conversion feature
was $423,973.                                          539,500          850,000

Convertible debenture dated May 31, 1999 and due
May 31, 2001 with interest of 5% per annum. The
debentures are convertible into common shares at
a price equal to the lesser of eighty (80%) of the
average  closing  bid price for the ten trading
days preceding the date of the conversion or $1.00.
All debentures are convertible at the earlier of a
registration effective date or May 31, 1999. Any
debenture not so converted is subject to mandatory
conversion on May 31, 2001.The company at its sole
discretion can redeem the debenture at 125% after
the sixth month following the closing date. Debt
issuance cost was $110,000, interest rollover was
$22,200, beneficial conversion feature
was $140,049.                                          1,132,200      1,132,000

Convertible debenture dated June 26, 1999 and due
June 26, 2001 with interest of 5% per annum. The
debentures are convertible into common shares at
a price equal to the lesser of eighty (80%) of the
average closing bid price for the ten trading days
preceding the date of the conversion or $1.00.
All debentures are convertible at the earlier of a
registration effective date or June 26, 1999. Any
debenture not so converted is subject to mandatory
conversion on June 26, 2001.The company at its sole
discretion can redeem the debenture at 125% after
the sixth month following the closing date.Debt
issuance cost was $50,000, interest rollover was
$11,000, beneficial conversion feature was $281,005.   561,000          561,000

Convertible debenture dated August 23, 1999
and due August 23, 2001 with interest of 5% per
annum. The debentures are convertible into
common shares at a price equal to the lesser
of eighty  (80%) of the average  closing bid
price for the ten trading days  preceding the
date of the  conversion.  All debentures are
convertible immediately.  Any debenture not so
converted is subject to mandatory conversion
on August 23, 2001.  The company at its sole
discretion can redeem the debenture  at 125%
after the sixth month following the closing date.
Debt issuance cost was $100,000, beneficial
conversion feature was $717,243.                       1,148,400            -

Convertible debenture dated November 11, 1999
and due November 11, 2001 with interest of 5%
per annum. The debentures are convertible into
common shares at a price equal to the lesser of
eighty (80%) of the average closing bid price for
the ten trading days preceding the date of the
conversion.  All debentures are convertible
immediately.  Any debenture not so converted is
subject to mandatory conversion  on November
11, 2001.  The company at its sole  discretion can
redeem the debenture at 125% after the sixth month
following the closing date.  Debt issuance cost
was $140,000, beneficial conversion feature
was $510,187.                                          1,526,000            -
                                                      -----------   ------------
                                                       14,067,294    15,402,221
Less:  Discount due to beneficial conversion
features, net of accumulated amortization
of $ -0- and $327,604                                         -         (96,369)
                                                      ------------  ------------

                                                     $ 14,067,294   $15,305,852
                                                      ============  ============
The Company is currently in violation of certain covenants in their debenture agreements. Such covenants have been waived by the holders through July 1, 2002.

NOTE 11 - NOTES PAYABLE - SHORT-TERM

                                                               June 30,
                                                         2000            1999
                                                     -----------    ------------
Promissory note, dated June 11, 1999, $654,000,
due September 9, 1999,  collateralized by
inventory.                                         $   350,000      $   600,000

Promissory note, dated August 31, 1999, $500,000,
with interest at 8%, payable monthly through
August 15, 2001.(a)                                    302,502             -

Promissory note, dated May 2000, with interest
payable at 3% per month due December 31, 2000.         500,000             -

Promissory note, dated June 2000, with interest
payable at 3% per month due December 31, 2000.         200,000             -

Promissory note, dated April 1999, the note was
converted into debentures in Fiscal 2000.            1,050,000        1,100,000
                                                    -----------     ------------
                                                   $ 1,352,502      $ 1,700,000
                                                    ===========     ============

(a) This promissory note is a settlement agreement with former owners of Swissray America, Inc.

NOTE 12 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                            June 30,
                                                    2000               1999
                                             --------------      ---------------
Note payable - Other                          $    87,450          $   122,175

Note payable - Union Bank of Switzerland,
in monthly installments of $12,589 with
imputed interest at 6.0% per annum,
maturing on September 30, 2000                    163,824               188,907

Capitalized leases                                 61,528               131,040
                                             --------------         ------------
                                                  312,802               442,123
Less: Current portion                            (229,700)             (247,028)
                                             --------------         ------------
                                              $    83,102          $    195,095
                                             ==============         ============

The aggregate long-term debt principal payment are as follows:

                Year Ending June 30,
                        2001                    $          229,700
                        2002                                72,591
                        2003                                10,511

NOTE 13 - SHAREHOLDERS' EQUITY

Authorized Shares

On March 12, 1997, the Company amended its certificate of incorporation to change the number of authorized common shares from 15,000,000 to 30,000,000 of $.01 par value common shares. On December 26, 1997, the Company amended its certificate of incorporation to change the number of authorized common shares from 30,000,000 to 50,000,000 of $.01 par value common shares. On July 20, 2000, the Company amended its certificate of incorporation to change the number of authorized common shares from 50,000,000 to 100,000,000 of $.01 par value common shares.

Preferred Stock

In July 1999, the Company amended its Certificate of Incorporation to authorized the issuance of 1,000,000 shares of preferred stock, $.01 par value per share.

Stock Option

The Stock Option Plans provide for the grant of options to officers, directors, employees and consultants. Options may be either incentive stock options or non-qualified stock options, except that only employees may be granted incentive stock options. The maximum number of shares of Common Stock with respect to which options may be granted under the Stock Option Plans is 500,000 shares. Options vest at the discretion of the Board of Directors. All options granted in 1999 and 1997 vested immediately. The maximum term of an option is ten years. The 1996 Stock Option Plan will terminate in January, 2006, though options granted prior to termination may expire after that date. The 1997 Stock Option Plan will terminate at the discretion of the Board of Directors. In Fiscal 2000, had compensation cost for the Stock Option Plans been determined based on the fair value at the grant dates for awards under the Stock Option Plans, except for grants to consultants for which compensation expense has been recognized consistent with the method of SFAS No. 123, as discussed in Note 1, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                                                  Fiscal 2000
                                             As                 Pro
                                          Reported             Forma
Net loss (in thousands)                   ($21,638)          ($22,616)
Basic and diluted net loss per share        ($1.22)            ($1.27)

The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing method with the following weighted average assumptions used for grants in 2000; dividend yield 0%, expected volatility 50%, risk-free interest rate 5.7%, expected lives in years-1 year.

The weighted average fair value of stock options granted during the year ended June 30, 2000 was $ 2.36.

A summary of the status of the Stock Option Plans at June 30, 2000, 1999 and 1998 and the changes during the years then ended is presented below:

                                       2000                           1999                            1998
                           ----------------------------- ------------------------------- --------------------------------
                                             Weighted                        Weighted                         Weighted
                              Shares          Average        Shares           Average       Shares            Average
                            Underlying       Exercise      Underlying        Exercise     Underlying          Exercise
                             Options           Price        Options            Price       Options             Price
                           -------------    ------------ ---------------    ------------ -------------      -------------
      Outstanding
      At beginning
      Of year                   194,500  $     23.40         180,000     $     23.40       196,900       $      23.40

      Granted                 2,987,000  $      2.36          15,500     $       .44         -           $       0.00

      Exercised              (1,130,500) $      1.93          (1,000)    $      7.30       (16,900)      $       7.30
                           -------------    ------------ ---------------    ------------ -------------      -------------
      Outstanding
      At end of year          2,051,000  $      4.60         194,500     $     23.40       180,000       $      23.40
                           =============    ============ ===============    ============ =============      =============
      Exercisable at
      End of year             2,051,000  $      4.60         194,500     $     23.40       180,000       $      23.40
                           =============    ============ ===============    ============ =============      =============


The following table summarizes information about stock options under the Stock Option Plans at June 30, 2000

                       Options Outstanding and Exercisable
      ---------------------------------------------------------------------
                                             Weighted Average        Weighted
                             Number       Remaining Contractual      Average
  Range of Exercise Pr     Outstanding            Life            Exercise Price
  ---------------------- ---------------   --------------------  ---------------
         $.01 - $.44           15,500                8.5              $0.44
       $2.625 - $2.625      1,856,500                9.2             $2.625
       $7.30 - $10.00          18,000                7.4              $8.00
       $20.00 - $40.00        127,500                6.8             $22.10
       $47.50 - $65.00         33,500                6.5             $58.70
                          --------------
                            2,051,000
                          ==============

Stock Warrants

In Fiscal 1999, the Company issued 462,500 warrants. The Company recognized compensation cost for the warrants issued of $92,000. Such value was determined using the Black-Scholes method with the following weighted average assumptions; dividend yield 0%, expected volatility 70%, risk-free interest rate 7%, expected lives in years 1. The following table summarized information about stock warrants at June 30, 2000:

                       Warrants
                      Outstanding
                         and
                      Exercisable
    Range of             Number        Remaining Contractual    Average Exercise
 Exercise Price       Outstanding            Life                      Price

 $.375 - $9.38          462,500              4.5                       $.96

NOTE 14 - DEFINED CONTRIBUTION PLANS

The Swiss and German Subsidiaries, mandated by government regulations, are required to contribute approximately five (5%) percent of all eligible, as defined, employees' salaries into a government pension plan. The subsidiaries also contribute approximately five (5%) percent of eligible employee salaries into a private pension plan. Total contributions charged to operations for the years ended June 30, 2000, 1999 and 1998, were $ 475,176, $509,959 and $347,854, respectively.

NOTE 15 - INCOME TAXES

Deferred income tax assets as of June 30, 2000 of $22,700,000 as a result of net operating losses, have been fully offset by valuation allowances. The valuation allowances have been established equal to the full amounts of the deferred tax assets, as the Company is not assured that it is more likely than not that these benefits will be realized.

A reconciliation between the statutory United States corporate income tax rate (34%) and the effective income tax rates based on continuing operations is as follows:




                                                                                Year Ended June 30,
                                                         -------------------------------------------------------------------
                                                                2000                  1999                      1998
                                                         -------------------    ------------------        ------------------
   Statutory federal income tax (benefit)         $          (7,400,000)     $     (5,600,000)      $        (7,754,000)
   Foreign income tax (benefit) in excess of
   domestic rate                                                (77,000)              377,000                   543,000
   Benefit not recognized on operating loss                   5,127,000             3,693,000                 5,111,000
   Permanent and other differences                            2,350,000             1,530,000                 2,100,000
                                                         -------------------    ------------------        ------------------
                                                  $              -           $          -              $          -
                                                         ===================    ==================        ==================

Net operating loss carryforwards at June 30, 2000 were approximately as follows:



United States (expiring through June 30, 2015)          $ 40,000,000

Switzerland (expiring through June 30, 2010)              33,000,000
                                                          ----------
                                                        $ 77,000,000
                                                          ==========

NOTE 16 - EXTRAORDINARY ITEMS

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

NOTE 17 -  SIGNIFICANT CUSTOMER AND CONCENTRATION OF CREDIT RISK

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

During the years ended June 30, 2000, 1999 and 1998 there were sales to customers that exceeded 10% of net consolidated sales. Sales to these customers were: 2000 customer A, $ 8,180,866 (23 %) and customer C $ 10,825,000 (49 %),
1999 customer A, $9,253,480 (54%), 1998 customer A, $ 7,647,354 (33%) customer B
$2,389,613 (18%). The company operates in a single industry segment, providing x-ray medical equipment.

The Company derives all of its revenues from its subsidiaries located in the United States, Switzerland and Germany. Sales by geographic areas for the years ended June 30, 2000, 1999 and 1998 were as follows:

                                                   2000                           1999                      1998
                                           ---------------------           --------------------       ------------------
       United States                    $             6,561,669         $            4,026,931     $          9,127,569
       Switzerland                                   15,164,707                     12,625,381               12,851,115
       Germany                                          303,748                        643,570                  914,294
                                           ---------------------           --------------------       ------------------
                                        $            22,030,124         $           17,295,882     $         22,892,978
                                           =====================           ====================       ==================

The following summarizes identifiable assets by geographic area:


                                   2000                    1999
                              -----------------    ------------------
   United States         $        8,344,431        $     7,270,543
   Switzerland                   16,782,132             16,009,209
   Germany                          184,157                231,437
   Romania                           72,293                   -
                              -----------------    ------------------
                         $       25,383,014        $    23,511,189
                              =================    ==================

The following summarizes operating losses before provision for income tax:



                                          2000                         1999                          1998
                                   -------------------          --------------------          -------------------
       United States            $     (16,801,696)           $      (14,542,148)        $        (13,962,842)
       Switzerland                     (4,277,240)                   (5,392,436)                  (8,803,006)
       Germany                           (409,272)                     (243,317)                     (42,184)
                                         (149,872)                         -                            -
                                   ------------------           --------------------          -------------------
                                $     (21,638,080)        $         (20,177,901)        $        (22,808,032)
                                   ===================          ====================          ===================



NOTE 18 - COMMITMENTS

The Company leases various facilities under operating lease agreements expiring through September 2003. The facilities lease agreements provide for a base monthly payment of $22,285 per month. Rent expense for the years ended June 30, 2000, 1999 and 1998 was $ 361,757, $ 325,000 and $ 324,726 respectively. Future minimum annual lease payments, based on the exchange rate in effect on June 30, 2000, under the facilities lease agreements are as follows: 2000 $173,549, 2001 $162,526, 2002 $166,995, 2003 $137,994, Thereafter $0.

The Company has employment agreements with three of its executives. Minimum compensation under these agreements are as follows:


                       Year Ended
                      June 30, 2001                      $            299,326
                      June 30, 2002                                   202,498
                      June 30, 2003                                   109,037
                                                            ------------------
                                                         $            610,861
                                                            ==================

NOTE 19 - RESTRUCTURING

During the year ended June 30, 1998 the Company recorded restructuring charges of $500,000, as a result of its decision to relocate two facilities. The charges consisted primarily of the present value of the remaining lease obligations of those facilities. The balance at June 30, 2000 is $100,000.

NOTE 20 - UNAUDITED PROFORMA CONDENSED COMBINED STATEMENT OF OPERATIONS

The following unaudited proforma condensed combined statements of operations for the years ended June 30, 1998 give retroactive effect of the SSG on October 17, 1997, which were accounted for as purchase. The unaudited proforma condensed combined statements of operations give retroactive effect to the foregoing transaction as if it had occurred at the beginning of each year presented. The proforma statements do not purport to represent what the Company's results of operations would actually have been if the foregoing transactions had actually been consummated on such dates or project the Company's results of operations for any future period or date.

The proforma statements should be read in conjunction with the historical financial statements and notes thereto.

                           SWISSRAY INTERNATIONAL, INC
          UNAUDITED PROFORMA CONDENSED COMBINED CONSOLIDATED STATEMENT
                                  OF OPERATIONS
                        FOR THE YEARS ENDED JUNE 30, 1998

                                                            Year Ended
                                                             June 30,
                                                               1998
                                                    ------------------------
Revenues                                         $          23,837,000
Loss before extraordinary items                            (21,963,000)
Net Loss                                                   (22,403,000)
Loss per share                                                   (8.33)
Weighted average number of shares outstanding    $           2,690,695


NOTE 21-VALUATION AND QUALIFYING ACCOUNTS

                                           Balance at         Additions        Deductions       Balance at End
                                           Beginning         Charged to                             of Year
                                            of Year           Expenses
                                          ---------------------------------------------------------------------
Allowance for doubtful accounts:
   Year ended December 30, 2000        $       219,993  $          93,570  $       142,680  $           170,883
   Year ended December 30, 1999        $        32,356  $         706,877  $       519,240  $           219,993
   Year ended December 30, 1998        $       148,390  $         133,169  $       249,230  $            32,356

NOTE 22 - RESTATEMENT

The accompanying financial statements have been restated to properly record the accounting for the value of common stock issued to an officer and consultants as compensation during the year ended June 30, 1999 and the accrual of an additional $1,000,000 for interest expense for the accrual of penalty interest on periodic payments required by terms of financing agreements.

The effect of such restatements on the Company's 1999 financial statement is as follows:
                                   As                                  As
                                Reported       Adjustments          Restated
Balance Sheet Adjustments

   Assets
                             $  23,761,189    $  (250,000)      $   23,511,189
   Liabilities
                                29,695,812        750,000           30,445,812
Statement of Operations

   Adjustments

     Operating expenses
                             $  15,581,217    $ 3,764,722       $   19,345,939
      Loss from continuing
         Operations            (16,413,179)     4,764,722          (21,177,901)

      Net Loss                 (17,246,028)     4,764,722          (22,010,750)

      Net loss per common
         Share basic         $       (2.65)   $     (0.72)      $        (3.37)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

         None - during the Company's two most recent fiscal years or any subsequent interim period.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below is certain information concerning each current director and executive officer of the Registrant, including age, position(s) with the Registrant, present principal occupation and business experience during the past five years.

         Name           Age              Position(s) Held
         ----           ---              ----------------
Ruedi G. Laupper        50               Chairman of the Board of Directors,
                                         President and Chief Executive Officer,
Josef Laupper           55               Secretary, Treasurer and Director
Ueli Laupper            30               Vice President and Director
Dr. Erwin Zimmerli      53               Director and Member of the Independent
                                         Audit Committee
Erich A. Kalbermatter   44               Chief Operating Officer *
Dr. Sc. Dov Maor        53               Director and Member of the Independent
                                         Audit Committee
Michael Laupper         27               Chief Financial Officer

*        Until his resignation in February 1999.

         Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and have qualified.

         Ruedi G. Laupper has been President, Chief Executive Officer and a director of the Registrant since May 1995 and Chairman of the Board of Directors since March 1997. In addition, he is Chairman of the Board of Directors and President of the Company's principal operating subsidiaries. Ruedi G. Laupper is the founder of the predecessors of the Company and was Chief Executive Officer of SR Medical AG from its inception in June 1988 until May 1995. He has approximately 23 years of experience in the field of radiology. Ruedi G. Laupper is the brother of Josef Laupper and the father of Ueli and Michael Laupper.

         Josef Laupper has been Secretary, Treasurer (until January 1998 and recommencing January 1999) and a director of the Registrant since May 1995 (with the exception of not having served as Secretary from December 23, 1997 to February 23, 1998). He has held comparable positions with SR Medical Holding AG, SR Medical AG, and their respective predecessors since 1990. He is principally in charge of the Company's administration. Josef Laupper has approximately 19 years of experience within the medical device business.

         Ueli Laupper has overall Company responsibilities in the area of international marketing and sales with approximately eight years of experience within the international X-ray market. He has been a Vice President of the Company since March 1997 and a director of the Registrant since March 1997. He was Chief Executive Officer of SR Medical AG from July 1995 until June 30, 1997 having previously been employed by the Company from January 1993 to July 1995 as Export Manager. Since the beginning of July 1998 he has been in charge of the Company's U.S. operations and currently serves as CEO of both Swissray America Inc. since its formation in September 1998 and Swissray Healthcare, Inc.

         Dr. Erwin Zimmerli has been a director of the Registrant since May 1995 and, since March 1998, a member of the Registrant's Independent Audit Committee. Since receiving his Ph.D. degree in law and economics from the University of St. Gall, Switzerland in 1979, Dr. Zimmerli has served as head of the White Collar Crime Department of the Zurich State Police (1980-86), as an expert of a Swiss Parliamentary Commission for penal law and Lecturer at the Universities of St. Gall and Zurich (1980-87), Vice President of an accounting firm (1987-1990) and Executive Vice President of a multinational aviation company (1990-92). Since 1992 he has been actively engaged in various independent consulting capacities primarily within the Swiss legal community.

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

         Michael Laupper assumed the position of Interim Chief Financial Officer of the Company effective January 1, 1999, having previously worked in conjunction with the Company's former CFO and has been the Company's CFO since August 1999. Michael Laupper completed his commercial education in the chemical industry in 1991 in Switzerland and has additionally completed studies in finance and accounting (in the United States during 1996-97). He has served the Company in various management positions at SR Management AG and SR Medical AG, Company subsidiaries since 1999 and prior to assuming his current position.

The Board of Directors

         The Board of Directors has responsibility for establishing broad corporate policies and for overseeing the performance of the Registrant. Members of the Board of Directors are kept informed of the Registrant's business by various reports and/or documents sent to them in anticipation of Board meetings as well as by operating and financial reports presented at Board meetings. The Registrant pays its directors fees or compensation for services rendered in their capacity as directors. The current Board of Directors was elected and assumed office as of December 23, 1997 with the exception that Dr. Sc. Dov Maor assumed his position on March 26, 1998.

         The Board does not currently have a standing nominating or compensation committee or any committee or committees performing similar functions, but acts, as a whole, in performing the functions of such committees. At a meeting of the Board of Directors held on March 26, 1998, an Independent Audit Committee was established.

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

         According to the Company's records, the following filings appear not to have been timely made: one initial statement of beneficial ownership on Form 3 and three statements of changes in beneficial ownership on Form 5 covering four transactions (such Form 5 representing a delinquent Form 4) were not filed timely by Ruedi G. Laupper; one initial statement of beneficial ownership was not filed timely by Ueli Laupper; one initial statement of beneficial ownership on Form 3 and two statements of changes in beneficial ownership on Form 5 covering two transactions (such Form 5 representing a delinquent Form 4) were not filed timely by Tomlinson Holding, Inc.; one initial statement of beneficial ownership on Form 3 was not filed timely by Josef Laupper; one initial statement of beneficial ownership was not filed timely by Ulrich Ernst; one initial statement of beneficial ownership was not filed timely by Berkshire Capital Management and one initial statement of beneficial ownership, one statement of changes in beneficial ownership on Form 5 covering one transaction (such Form 5 representing a delinquent Form 4) were not filed timely by Erwin Zimmerli and one initial statement of beneficial ownership on Form 3 and one statement of changes in beneficial ownership on Form 5 covering one transaction (such Form 5 representing a delinquent Form 4) was not filed timely by Michael Laupper.

ITEM 11. EXECUTIVE COMPENSATION

Employment Agreements

         Ruedi G. Laupper entered into a five-year employment agreement with Swissray Management AG, a wholly owned subsidiary of the Registrant, on December 18, 1997, which agreement provided for automatic renewal for another five years unless terminated by either party no later than December 31, 2001. Such agreement also provided for (i) an annual salary of 299,000 Swiss francs (or $200,878), (ii) an annual bonus of 12,000 Swiss francs (or $8,377), and (iii) a performance based bonus, based on the audited consolidated financial statements of the Company as of the end of the fiscal year. The bonus was calculated at 25% of EBIT (earnings before interest and taxes) payable in stock of Swissray International, Inc. valued at the average of the closing prices during the five business days following the filing of the 10-K. In addition, the agreement entitles Mr. Laupper to a car allowance, five weeks of vacation, $698 per month for expenses and a "Bel Etage" insurance which provides certain pension benefits not mandated by Swiss law. If such employment agreement is terminated for reasons beyond the employee's control, Ruedi Laupper will receive 2 million Swiss francs (or $1,206,200 at June 30, 2000) including any bonus. The Registrant guarantees the obligation of Swissray Management AG in the event of a default.

         Pursuant to June 30, 1999 Board meeting (attended by the Company's President, Ruedi G. Laupper, who absented himself from the meeting prior to vote upon and adoption of resolutions) the EBIT bonus provisions referred to above were extinguished in exchange for (a) extending the duration of the employment agreement to December 18, 2007 and (b) issuance to Ruedi G. Laupper of 2,000,000 fully vested, and non- forfeitable shares of restrictive Company common stock in exchange for and in consideration of his agreeing to cancel the above referenced EBIT provisions in his employment contract which otherwise would have entitled him to receive 25% of all Company earnings before interest and taxes ("EBIT") payable in shares of Company Common Stock during each year of such employment contract, which contract expires December, 2007 EBIT, in thousands, for the years ended June 30, 1997, 1998, 1999 and 2000 was $(12,425), $(14,218),
$(15,539), $(10,294) and $(11,291) respectively. Accordingly, no bonus was payable. Valuation assigned to the aforesaid 2,000,000 fully vested, and non-forfeitable shares was based upon Board members agreement that such price would be based upon 75% of bid price at the time proposal was initially made and agreed to on March 12, 1999, i.e. 75% of $0.50 bid price on March 12, 1999. The Board resolution approving the above referenced transaction (and utilizing the aforesaid agreed to valuation date) occurred on June 30, 1999, at which time the bid price of the common stock was $2.625 and at which time the above referenced shares were issued to Mr. Laupper. In accordance with SEC guidelines (and notwithstanding the percentage discount from bid price discussed above) the Company's financial statements reflect a 10% (as opposed to 25%) discount from bid price with respect to this transaction at date of issuance.

         At such June 30, 1999 Board meeting members expressed their consensus that while the Company had not, as yet, had any earnings, that its business (after significant and ongoing infusions of capital) had now reached the point where it was expected that "breakeven" (earnings before interest and taxes ("EBIT") being $0) was reasonably foreseeable within the current fiscal year and that it was further expected that in both the near term (i.e., within the next two fiscal years) and long term (i.e., the period of time commencing subsequent to the close of fiscal year ended June 30, 2002) that substantial and significant earnings would be forthcoming as a result of its development of its ddRMulti-System (and related products) and the industry's acceptance of same as reflected by substantial sales increases and the then anticipated sale of a significant number of its ddRMulti-Systems to the Government of Romania. The contract for sale of ddRMulti-Systems was entered into in October 1999 as a result of the Romanian Bidding Commission having accepted the Company's tender (in September 1999) as made to the Ministry of Health of the Government of Romania. As a result thereof the Company entered into the aforesaid contract for the sale of 32 of its ddRMulti-Systems with a valuation of in excess of $13,800,000. An initial payment aggregating 15% of the aforesaid total gross proceeds (i.e. a sum approximating $2,070,000) due under such contract was made to the Company in early March 2000. The Company sold 25 of the 32 ddRMulti-Systems through close of its fiscal year ended June 30, 2000 while the balance of 7 Systems have been sold during the first quarter of the Company's current fiscal year.

         Based upon the above, Board members reaffirmed their aforesaid March 12, 1999 agreement that it would be in the best interests of all parties concerned (and especially Company stockholders) to eliminate the above referenced EBIT provisions so that what might otherwise amount to significant earnings being paid to the Company's President in stock (pursuant to the 25% of EBIT bonus provisions) be replaced with a permanent one time solution. It was then resolved and subsequently accepted by the Company's President that 2,000,000 restrictive shares of the Company's Common Stock be issued to him in exchange for cancellation of the above referenced 25% of EBIT bonus provisions and in accordance with March 12, 1999 original agreement.

         The above referenced proposal was initially orally made to the Company's President by its Board of Directors on March 12, 1999 and the key meeting with respect to discussion thereon occurred on such date, and such agreement was subsequently finalized (i.e. reduced to writing) at the Company's June 30, 1999 Board meeting wherein discussions were basically limited to those set forth above and at which the only persons present were Board members and at which time Board members again agreed that valuation assigned to shares issued would reflect price at time of initial proposal as previously agreed to. There were no offers or counter-offers between the Company and its President but rather directors agreed to and voted in favor of issuance of the above referenced 2,000,000 restrictive shares and the Company's President (abstaining himself from such vote) agreed to such resolution. All material factors considered by the Board consisted of those referred to above and were what it considered to be "positive" factors without any negative factors or implications being discussed. The Company has quantified all material factors to the extent practicable.

         Management obtained stockholder ratification regarding this matter on July 12, 2000 after advising stockholders that even absent ratification the Board, in all likelihood, would leave the agreement in effect, as is. Such ratification was sought and received in an effort to comply with NASDAQ
Marketplace Rule 4310(c)(25)(H)(i)(a). Notwithstanding ratification the NASD Board of Governors on July 28, 2000 advised the Company that it had declined to review the June 1, 2000 decision of the Nasdaq Council. See also Items 4 and 5(d).

         Ueli Laupper and Josef Laupper have entered into three-year employment agreements with Swissray Management AG on December 18, 1997, which agreements will be automatically renewed for another three years unless notice is given six months prior to the expiration date. Such agreements provide for salaries of $114,494 and 119,700 Swiss francs (or $109,468) respectively with annual bonuses of $7,077 and 9975 Swiss francs (or $6,964) respectively, $1,500 and 1000 Swiss francs (or $698) per month for expenses respectively and 20 days and 25 days of vacation respectively. The employment agreements of each of Ueli Laupper and Josef Laupper also provide for a car allowance. If either of such employees is terminated for reasons beyond the employees control he will receive 500,000 Swiss francs (or $301,550 at June 30, 2000).

         Mr. Kalbermatter in accordance with his Agreement with Swissray Management AG assumed the position of Chief Operating Officer of the Company effective April 14, 1998 at an annual salary equivalent to $153,333. Mr. Kalbermatter shall also receive (a) an expense allowance equivalent to $12,000,
(b) an automobile  allowance  equivalent to $11,333, (c) 25 days of vacation and
(d) a "Bel Etage" insurance which provides certain pension benefits. U.S. dollar equivalents indicated above are based upon a Swiss Francs (CHF) exchange rate of $1.50. This Agreement was to expire in May 31, 1999 but Mr. Kalbermatter resigned in February 1999.

         All of these employment agreements are covered by Swiss law.

         Summary Compensation Table

         (A) The following Summary Compensation Table sets forth certain information for the years ended June 30, 1997, 1998, 1999 and 2000 concerning the cash and non-cash compensation earned by or awarded to the Chief Executive Officer of the Registrant, the three other most highly compensated executive officers of the Registrant as of June 30, 2000 and the former Chairman of the Board of Directors (the "Named Executive Officers").

                                            Annual Compensation                           Long-Term Compensation
                                            -------------------                           ----------------------
                                    Fiscal                                Other Annual      Stock       All Other
Name and Principal Position          Year       Salary        Bonus       Compensation     Options     Compensation
---------------------------         -----   --------------    -----       ------------     -------     ------------

Ruedi G. Laupper                    2000    $200,878          ---         $695,625(1)(6)   181,250(7)     ---
  President and Chief Executive     1999    $194,121          $8,377    $4,335,000(1)(5)     ---          ---
  Officer, Chairman of the          1998    $173,587         $16,057       $15,000(1)        ---          ---
  Board of Directors

Josef Laupper                       2000    $109,468           ---        $383,250(1)(6)   200,000(7)     ---
  Secretary, Treasurer              1999    $ 83,566          $6,494       $12,000(1)        ---          ---
                                    1998    $ 94,669           ---         $12,000(1)        ---          ---

Ueli Laupper                        2000    $114,494           ---        $628,750(1)(6)   218,750(7)     ---
  Vice President International      1999    $ 94,924          $7,077       $10,000(1)        ---          ---
  Sales (2)                         1998    $ 95,685           ---         $10,000(1)        ---          ---

Michael Laupper                     2000    $ 80,600           ---        $371,250(6)      125,000(7)     ---
  Chief Financial Officer

Herbert Laubscher                   1998    $ 79,244           ---               ---         ---          ---
  Chief Financial Officer (2)(3)

Erich A. Kalbermatter               1999    $153,333           ---               ---         ---          ---
  Chief Operating Officer  (4)      1998    $ 33,652           ---               ---         ---          ---

-------------------

(1)      Fees for service on the Board of Directors of the Company.
(2)      Compensation did not exceed $100,000 in any fiscal year.
(3) Herbert Laubscher joined the Company in August of 1996 and served as Treasurer from January 1998 until his resignation effective December 31, 1998.
(4) Erich A. Kalbermatter joined the Company on April 14, 1998 and resigned in February 1999.
(5)      Dollar value assigned to the 2,000,000 shares  of  Common Stock  issued for relinquishment of EBIT bonus based upon Board members agreement that such price would be based upon 90% of bid price at the time proposal was initially made, i.e., 90% of the $2.40 average price on June 30, 1999 - the date of the Board of Directors meeting.

(6)      Includes 275,000,  150,000,  250,000 and 150,000 shares of common stock issued to Ruedi G. Laupper, Josef Laupper, Ueli Laupper and Michael Laupper respectively, all of which shares were valued at $2.475 per share.
(7)      See "Stock Option Grants in Fiscal Year Ended June 30, 2000".

                   STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

         The following sets forth certain information concerning the grant of options to purchase shares of the Common Stock to each of the executive officers of the Registrant, as well as certain information concerning the exercise and value of such stock options for each of such individuals. Options generally become exercisable upon issuance and expire no later than ten years from the date of grant.

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

             STOCK OPTION GRANTS IN FISCAL YEAR ENDED JUNE 30, 2000

         With respect to the named Executive Officers there were no granting of stock options under either the Company's 1996, 1997. 1999 or 2000 Stock Option Plans (the "Plans") during fiscal year ended June 30, 2000 excepting for options granted (October 27, 1999 when the bid price was $2.625) from the 1999 Plan as follows: Ruedi G. Laupper, Josef Laupper, Ueli Laupper and Michael Laupper 181,250, 200,000, 218,750 and 125,000 options respectively. All of such options are exercisable at $2.625 per share for a period of three years.

         AGGREGATED OPTION EXERCISES IN FISCAL YEAR ENDED JUNE 30, 1999
                          AND YEAR-END OPTION VALUES(1)

                                                    Number of
                                                   Securities                                       Value of
                                                   Underlying                                      Unexercised
                                                   Unexercised                                    In-The-Money
                                                     Options                                         Options
                                              At Fiscal Year-End(#)                           At Fiscal Year-End($)
         Name                               Exercisable/Unexercisable                       Exercisable/Unexercisable

Ruedi G. Laupper                                   12,000/0(3)                                       $1.79/0
Josef Laupper(4)                                       0/0                                             0/0
Ueli Laupper(4)                                        0/0                                             0/0
Herbert Laubscher(4)                                   0/0                                             0/0
Ulrich R. Ernst(4)(5)                                  0/0                                             0/0

(1) No options were exercised by a Named Executive Officer during the fiscal year ended June 30, 1997, 1998 and 1999.
(2) Options are in-the-money if the fair market value of the underlying securities exceeds the exercise price of the option.
(3) Includes 12,000 options which a re owned indirectly by Mr. Laupper through SR Medical Equipment Ltd., a corporation which is wholly owned by Mr. Laupper.
(4)      These individuals own no stock options of the Registrant.
(5) Mr. Ernst was Chairman of the Board of Directors from May 1995 until March 18, 1997.

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

         The maximum number of options that may be granted under this Plan shall be options to purchase 200,000 shares of Common Stock. As of September 12, 2000, none of such options have been granted.

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

         Pursuant to February 1999 Board of Directors approval and subsequent July 23, 1999 stockholder approval, the Registrant adopted its 1999 Non Statutory Stock Option Plan, whereby it reserved for issuance up to 3,000,000 shares of its common stock. Thereafter in August 1999 the Registrant filed a Registration Statement on Form S-8 (File No. 0-26972) so as to register those shares of common stock underlying the aforesaid options. As of September 12, 2000, 2,909,000 of these options have been granted.

         Pursuant to October 1999 Board of Directors approval and subsequent July 12, 2000 stockholder approval, the Registrant adopted its 2000 Non Statutory Stock Option Plan, whereby it reserved for issuance up to 4,000,000 shares of its common stock. Thereafter in August 2000 the Registrant filed a Registration Statement on Form S-8 (File No. 0-26972) so as to register those shares of common stock underlying the aforesaid options. None of these options have been granted through September 12, 2000.

         The Registrant currently has outstanding non-statutory stock options to purchase an aggregate of 161,000 shares of Common Stock. See "Management -- Compensation of Directors and Executive Officers" and Notes to the Consolidated Financial Statements June 30, 2000, 1999 and 1998.

Retirement and Long-Term Incentive Plans

         The Swiss and German Subsidiaries, mandated by government regulations, are required to contribute approximately five (5%) percent of eligible, as defined, employees' salaries into a government pension plan. The subsidiaries also contribute approximately five (5%) percent of eligible employee salaries into a private pension plan. Total contributions charged to operations for the years ended June 30, 2000, 1999 and 1998, were $475,176, $509,959 and $347,854 respectively.

Director Compensation

         Directors of the Registrant receive $10,000 annually for serving as directors except for Josef Laupper, who receives $12,000 and Ruedi Laupper, the Chairman of the Board of Directors, who receives $15,000.

Compensation Committee Interlocks and Insider Participation

         The Company had no Compensation Committee during the last completed fiscal year. The Corporation's executive compensation was supervised by all members of the Company's Board of Directors and the following directors were concurrently officers of the Company in the following capacities: Ruedi G. Laupper (Chairman of the Board of Directors, President and Chief Executive Officer); Josef Laupper (Secretary, Treasurer and director) and Ueli Laupper (Vice President and director). No executive officer of the Company served as a member of the Board of Directors or compensation committee of any entity which has one or more executive officers who serve on the Company's Board of Directors.

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

         The Company did not issue any shares of its Common Stock to any of its officers during fiscal year ended June 30, 1999 excepting for the issuance of 2,000,000 restrictive shares to Ruedi G. Laupper in exchange for and in consideration of cancellation of certain bonus provisions contained in employment contract. See Item 11 - "Employment Agreements". With respect to shares of common stock issued to officers and directors during fiscal year ended June 30, 2000 see Item 13.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of the Common Stock as of September 12, 2000 (except where otherwise noted) with respect to (a) each person known by the Registrant to be the beneficial owner of more than five percent of the outstanding shares of Common Stock, (b) each director of the Registrant, (c) the Registrant's executive officers and (d) all officers and directors of the Registrant as a group except as indicated in the footnotes to the table, all of such shares of Common Stock are owned with sole voting and investment power. The title of class of all securities indicated below is Common Stock with $.01 par value per share.

                                                              No. Of Shares             Percentage of
                                                                Beneficially            Shs. Beneficially
Name and Address of Beneficial Owner                            Owned (1)                  Owned (1)
------------------------------------                          --------------            ------------

Ruedi G. Laupper (2)(10)                                      2,941,074                  12.34%
c/o SWISSRAY International, Inc.
Turbistrasse 25-27
CH 6280 Hochdorf
Switzerland

Josef Laupper (3)                                               325,000                   1.36%
c/o SWISSRAY International, Inc.
Turbistrasse 25-27
CH 6280 Hochdorf
Switzerland

Erwin Zimmerli (4)                                              218,750                     *
c/o SWISSRAY International, Inc.
Turbistrasse 25-27
CH 6280 Hochdorf
Switzerland

Ueli Laupper (11)                                               443,750                   1.86%
80 Grasslands Road
Elmsford, New York 10523

Dov Maor (13)                                                    31,250                     *
c/o SWISSRAY International, Inc.
Turbistrasse 25-27
CH 6280 Hochdorf
Switzerland

Michael Laupper (12)                                            250,000                   1.05%
c/o SWISSRAY International, Inc.
Turbistrasse 25-27
CH 6280 Hochdorf
Switzerland

Dominion Capital Fund, Ltd.                                   4,436,359 (5)              16.30%
c/o Thomson Kernaghan & Co. Ltd.
365 Bay Street
Toronto, Ontario M5H 2V2
Canada

Sovereign Partners LP                                         5,587,506 (6)              20.05%
90 Grove Street - Suite 01
Ridgefield, New Jersey   06877

Liviakis Financial Communications, Inc. (LFC)                 3,526,000 (7)              14.90%
495 Miller Avenue - 3rd Floor
Mill Valley, California   94914








Rolcan Finance Ltd.                                             780,000 (8)               3.30%
Seestrasse 17
P.O. Box 53
CH 8702 Zollikon 2
Switzerland

Parkdale LLC (14)                                             2,723,195(14)              10.73%
c/o Thomson Kernaghan & Co. Ltd.
365 Bay Street
Toronto, Ontario M5H 2V2
Canada

All directors and officers as
 a group (six persons)                                        4,209,824 (9)              17.18%

* Represents less than 1% of the 23,667,129 shares outstanding as of September 12, 2000.

(1) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of the Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised.

(2) Includes (i) 37,500 shares owned indirectly by Ruedi G. Laupper through SR Medical Equipment Ltd., a corporation which is wholly owned by him; (ii) 460,324 shares owned indirectly by Ruedi G. Laupper through Tomlinson Holding Inc., a corporation which is wholly owned by him, (iii) 12,000 shares which may be acquired upon exercise of immediately exercisable options, which options are owned indirectly by Ruedi G. Laupper through SR Medical Equipment Ltd., a corporation which is wholly owned by him and (iv) an additional 156,250 shares which may be acquired upon exercise of balance of immediately exercisable options issued in October 1999. (3) Includes 175,000 shares which may be acquired upon exercise of balance of immediately exercisable options issued in October 1999. (4) Includes 168,750 shares which may be acquired upon exercise of balance of immediately exercisable options.

     As of the September 12, 2000, an aggregate principal outstanding balance (exclusive of interest) for those Convertible Debentures referred to below amounts to $13,998,994. None of these convertible debentures are owned by officers and/or directors of the Company.

(5) Includes 880,781 shares currently owned as well as up to 3,555,578 shares which normally could be issued (exclusive of interest), at any time, upon conversion of previously issued convertible debentures (the "Convertible Debentures"). Dominion Capital Fund, Ltd. is managed and directed by David Sims, its sole director. Voting control of Dominion Capital Fund, Ltd.'s shares is exercised by Livingstone Asset Management Limited, a Bahamas Company controlled by David Sims.


(6) Includes 670,733 shares currently owned as well as up to 4,196,773 shares which normally could be issued (exclusive of interest), at any time, upon conversion of previously issued convertible debentures (the "Convertible Debentures"). The person or persons having voting control are Southridge Capital Management LLC, P.P., Steven Hicks (President) - Connecticut.

     The foregoing information contained in footnotes 5 and 6 above assumes conversion based on 18% - 20% discount from market (dependent upon debenture) based upon the last reported sales price on September 12, 2000. This number of shares, if issued, would require disclosure of beneficial ownership of in excess of 5%. However, pursuant to terms of Convertible Debentures, the holders thereof may not beneficially own more than 4.99% of outstanding Company shares (other than as a result of mandatory conversion provisions). The 4.99% limitation is only contractual in nature. The 4.99% limitation does not apply and, accordingly, would not limit beneficial ownership in any manner in the event that (a) 50% or more of the Company is acquired, (b) the Company is merged into another company or (c) a change of control occurs.

(7) Pursuant to written Agreements, the Registrant's President, Ruedi G. Laupper, has sole voting rights with respect to these shares without any limitation thereon so long as same are owned by LFC. LFC in turn (and pursuant to agreement with the Company) may not sell any of such shares until March 28, 2001 and then only in accordance with and subject to such volume limitations as are imposed in accordance with the applicable provisions of Rule 144 under the Securities Act of 1933.

(8) Roland Kaufmann, Managing Director and a control person of this firm has voting control over these shares.

(9)  Includes 837,000 shares issuable upon option exercise.

(10) When taking into account the number of shares owned  beneficially  by Ruedi
     G. Laupper (2,772,824) as well as those shares over which he exercises voting control (as indicated in footnote 7 above) Ruedi G. Laupper exercises voting control over approximately 27% of all voting shares as of September 12, 2000.

(11) Includes 193,750 shares which may be acquired upon exercise of balance of immediately exercisable options issued in October 1999.

(12) Includes 100,000 shares which may be acquired upon exercise of balance of immediately exercisable options issued in October 1999.

(13) Includes 31,250 shares which may be acquired upon exercise of immediately exercisable options issued in October 1999.

(14) Includes 1,000,000 shares currently owned as well as up to 1,723,195 shares which normally could be issued (exclusive of interest), at any time, upon conversion of previously issued convertible debentures (the "Convertible Debentures"). Parkdale LLC is managed and directed by Navigator Management Ltd., its sole director. Voting control of Parkdale LLC's shares is exercised by Livingstone Asset Management Limited, a Bahamas Company controlled by David Sims.

     As indicated in footnotes 5 and 14 thereto, Livingstone Asset Management Limited, a Bahamas Company controlled by David Sims has voting control over both Dominion Capital Fund, Ltd. and Parkdale LLC. These persons or firms having voting control (i.e., Livingstone Asset Management Limited, controlled by David Sims) do not own any Company shares of record but rather have been given the right to vote by Dominion Capital and Parkdale with respect to those shares owned by such entities. Accordingly, such persons and/or firms (referred to in this paragraph) exercise, in the aggregate, as of September 12, 2000 the right to vote over 1,880,781 shares owned in the aggregate by Dominion Capital and Parkdale.

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

         Subsequent to June 30, 1999 year end, 497,824 restrictive shares of Company common stock were issued to corporations controlled by the Company's President in consideration of his pledging as collateral (and subsequently forfeiting) shares of Company common stock owned by corporations controlled by him in order to enable the Company to obtain financing.

         During October of 1999 and in accordance with unanimous Board approval the Company issued an aggregate of 875,000 shares to certain of its officers and/or directors as consideration for services rendered as per Board resolution. Such shares were issued as follows:

                                                                     No. Of
         Name                       Position                         Shares

         Ruedi G. Laupper           Chairman, President &            275,000
                                    Chief Executive
                                    Officer
         Josef Laupper              Secretary, Treasurer             150,000
                                    & a Director
         Michael Laupper            Chief Financial Officer,         150,000
                                    Controller
         Ueli Laupper               Vice President & a               250,000
                                    Director
         Erwin Zimmerli             Director                          50,000

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

         (c) During the last quarter of the Company's fiscal year ended June 30, 2000, the following Forms 8-K were filed.

                  1)       None.

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               SWISSRAY INTERNATIONAL, INC.


Dated: September 18, 2000                      By:/s/Ruedi G. Laupper
                                               Name: Ruedi G. Laupper
                                               Title:Chairman of the Board of
                                                     Directors, President &
                                                     Principal Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                    Title                         Date



/s/Ruedi G. Laupper          Chairman of the Board of      Dated: Sept. 18, 2000
   Ruedi G. Laupper          Directors, President &
                             Principal Executive Officer

/s/Josef Laupper             Secretary, Treasurer and a    Dated: Sept. 18, 2000
   Josef Laupper             Director


/s/Michael Laupper           Principal Financial Officer   Dated: Sept. 18, 2000
   Michael Laupper           & Controller


/s/Ueli Laupper              Vice President and a Director Dated: Sept. 18, 2000
Ueli Laupper


/s/Dr. Erwin Zimmerli        Director                      Dated: Sept. 18, 2000
   Dr. Erwin Zimmerli


Dr. Sc. Dov Maor             Director                      Dated: Sept.   , 2000

Supplemental Information

         Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Not Applicable.