Form 10-K/A
period 2000-06-30
SWISSRAY INTERNATIONAL INC
filed 2000-11-01
CIK 1002137

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K/A

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




                                      /s/ Feldman Sherb & Co., P.C.
                                      Feldman Sherb & Co., P.C.
                                      Certified Public Accountants

New York, New York
August 4, 2000

                          SWISSRAY INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                         ------------------------------
                                                                              2000              1999
                                                                                             (Restated)
                                                                         ------------------------------

CURRENT ASSETS
Cash and cash equivalents                                                 $ 3,011,183       $ 1,281,297
Restricted cash                                                             1,385,600              -
Notes receivable - short-term                                                 300,000              -
Accounts receivable, net of allowance for doubtful
accounts of $170,883 and $219,993                                           3,185,399         2,448,879
Inventories                                                                 4,637,152         7,332,401
Prepaid expenses and sundry receivables                                     1,312,167           866,804
                                                                         ------------------------------
TOTAL CURRENT ASSETS                                                       13,831,501        11,929,381
                                                                         ------------------------------

PROPERTY AND EQUIPMENT                                                      6,300,616         6,283,040
                                                                         ------------------------------

OTHER ASSETS
Loan receivable                                                                  -               15,948
Loan receivable affiliates                                                    768,647              -
Licensing agreement                                                         2,607,451         3,104,109
Patents and trademarks                                                        171,866           199,906
Software development costs                                                    256,380           347,763
Security deposits                                                              36,873            28,035
Goodwill                                                                    1,409,680         1,603,007
                                                                         ------------------------------
TOTAL OTHER ASSETS                                                          5,250,897         5,298,768
                                                                         ------------------------------
TOTAL ASSETS                                                              $25,383,014       $23,511,189
                                                                         ==============================

                                       F-2
    The accompanying notes are an integral part of these financial statements

                            SWISSRAY INTERNATIONAL
                    CONSOLIDATED BALANCE SHEET (Continued)


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                         ------------------------------
                                                                              2000              1999
                                                                                             (Restated)
                                                                         ------------------------------


CURRENT LIABILITIES
Current maturities of long-term debt                                      $   229,700       $   247,028
Notes payable - banks                                                       3,578,339         3,667,159
Notes payable - short-term                                                  1,352,502         1,700,000
Loan payable                                                                  119,885           126,006
Accounts payable                                                            4,340,033         5,422,321
Accrued expenses                                                           10,727,576         3,003,844
Restructuring                                                                 100,000           500,000
Customer deposits                                                             785,614           278,507
                                                                         ------------------------------
TOTAL CURRENT LIABILITIES                                                  21,233,649        14,944,865
                                                                         ------------------------------

CONVERTIBLE DEBENTURES, net of conversion benefit                          14,067,294        15,305,852
                                                                         ------------------------------

LONG-TERM DEBT, less current maturities                                        83,102           195,095

COMMON STOCK SUBJECT TO PUT                                                   319,985         1,819,985

STOCKHOLDERS' DEFICIT
Common stock                                                                  233,999           140,062
Additional paid-in capital                                                 88,207,532        69,028,013
Treasury stock                                                             (2,040,000)         (540,000)
Deferred compensation                                                        (998,399)       (1,282,500)
Accumulated deficit                                                       (94,130,543)      (72,492,463)
Accumulated other comprehensive loss                                       (1,273,620)       (1,787,735)
Common stock subject to put                                                  (319,985)       (1,819,985)
                                                                         ------------------------------
TOTAL STOCKHOLDERS' DEFICIT                                               (10,321,016)       (8,754,608)
                                                                         ------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                     $ 25,383,014      $ 23,511,189
                                                                         ==============================

                                       F-3
    The accompanying notes are an integral part of these financial statements

                           SWISSRAY INTERNATIONAL INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                          YEAR ENDED JUNE 30,
                                          ----------------------------------------------------
                                              2000                1999                1998
                                                               (Restated)          (Restated)
                                          ----------------------------------------------------
NET SALES                                 $ 22,030,124        $ 17,295,882        $ 22,892,978
COST OF SALES                               16,499,996          13,529,301          18,081,786
                                          ----------------------------------------------------
GROSS PROFIT                                 5,530,128           3,766,581           4,811,192
                                          ----------------------------------------------------

OPERATING EXPENSES
Officers and directors compensation          2,831,662           5,014,293             569,816
Salaries                                     3,762,009           3,784,305           4,168,540
Selling                                      4,352,016           3,207,646           3,740,391
Research and development                     1,914,065           1,808,107           3,542,149
General and administrative                   1,816,828           2,484,756           2,612,262
Restructuring cost                                 ---                 ---             500,000
Other operating expenses                       883,835           1,066,039           1,735,877
Bad debts                                       93,570             706,877             133,196
Depreciation and amortization                1,357,112           1,273,916           1,745,498
                                          ----------------------------------------------------
TOTAL OPERATING EXPENSES                    17,011,097          19,345,939          18,747,729
                                          ----------------------------------------------------

LOSS BEFORE OTHER INCOME (EXPENSES)        (11,480,969)        (15,579,358)        (13,936,537)

Other income (expenses)                        190,316              40,385            (281,227)
Interest expense                           (10,347,427)         (5,638,928)         (8,590,268)
                                          ----------------------------------------------------
OTHER EXPENSES                             (10,157,111)         (5,598,543)         (8,871,495)
                                          ----------------------------------------------------
LOSS FROM CONTINUING OPERATIONS
  BEFORE EXTRAORDINARY ITEMS               (21,638,080)        (21,177,901)        (22,808,032)

Extraordinary income (expenses)                    ---            (832,849)            304,923
                                          ----------------------------------------------------
NET LOSS                                  $(21,638,080)       $(22,010,750)       $(22,503,109)
                                          ====================================================

LOSS PER COMMON SHARE BASIC
Loss from continuing operations                  (1.14)              (3.24)              (8.48)
Extraordinary items                              (0.00)              (0.13)               0.11
                                          ----------------------------------------------------
NET LOSS                                         (1.14)              (3.37)              (8.37)
                                          ====================================================
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                          18,927,303           6,525,423           2,690,695
                                          ============           =========           =========


                                       F-4
    The accompanying notes are an integral part of these financial statements

                           SWISSRAY INTERNATIONAL INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    YEAR ENDED JUNE 30,
                                                                     ----------------------------------------------------
                                                                        2000                1999                1998
                                                                                          (Restated)          (Restated)
                                                                     ----------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITES
Net loss                                                            $(21,638,080)       $(22,010,750)       $(22,503,109)
Adjustment to reconcile net loss to net
        cash used by operating activities
        Depreciation and amortization                                  1,438,719           1,327,395           1,874,206
        Provision for bad debts                                          (49,110)            931,146             (38,803)
        Common stock and stock options issued for services             2,809,936           4,755,925                 ---
        Issuance of common stock in lieu of interest payments            279,600             128,107             449,376
        Interest expense on debt issuance cost and
          conversion benefit                                           1,131,061           3,070,784           7,905,225
        Interest expense on option value per Black Scholes             1,066,536              91,763                 ---
        Settlement expense paid through issuance of common stock         675,000                 ---                 ---
        Amortization of deferred compensation                          1,615,302                 ---                 ---
        Early extinguishment of debt (gain)                                  ---             832,849            (304,923)

        (Increase) decrease in operating assets:
        Accounts receivable                                             (687,410)            (51,866)          2,887,427
        Accounts receivable - long-term                                      ---                 ---             163,680
        Inventories                                                    2,695,249             368,744          (3,790,038)
        Prepaid expenses and sundry receivables                         (445,363)            635,106             434 229
        Increase (decrease) in operating liabilities:
        Accounts payable                                              (1,082,288)            391,873            (306,300)
        Accrued expenses                                               7,723,732            (361,606)          1,463,512
        Restructuring                                                   (400,000)                ---                 ---
        Customers deposits                                               507,107             101,924               6,147
                                                                    ----------------------------------------------------
NET CASH USED BY OPERATING ACTIVITIES                                 (4,360,009)         (9,788,606)        (11,759,371)
                                                                    ----------------------------------------------------

CASH FLOW FROM INVESTING ACTIVITIES
        Acquisition of property and equipment                           (633,419)           (692,954)         (2,849,205)
        Capitalized computer software                                        ---             (1,518)           (225,174)
        Patents and trademarks                                               ---                 ---             (52,386)
        Goodwill                                                             ---                 ---            (802,107)
        Other intangibles                                                (13,469)                ---                 ---
        Asset purchase net of cash received                                  ---                 ---            (591,108)
        Increase in notes receivable                                         ---            (199,132)                ---
        Security deposits                                                 (8,838)             10,245               5,448
        Increase(repayment)of loan receivable                             15,948               4,056              (2,608)
                                                                    ----------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                                   (639,778)           (879,303)         (4,517,140)

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from (payments for) short-term borrowings-bank          (88,820)         20,191,413          10,342,060
        Proceeds related to debentures not funded                            ---            (227,273)                ---
        Principal payment of short-term borrowings                      (370,947)        (11,268,343)         (3,852,075)
        Principal payment of long-term borrowings                       (111,993)           (245,580)            (21,748)
        Principal payment of long-term borrowings with stock                 ---                 ---             (62,267)
        Increase in restricted cash                                   (1,385,600)                ---                 ---
        Note receivable - short-term                                    (300,000)                ---                 ---
        Loan receivable - affiliates                                    (768,647)                ---                 ---
        Issuance of common stock for cash                              8,605,416           3,160,396           8,461,262
        Exercise of stock options for cash                             2,136,149                 ---                 ---
        Purchase of treasury stock                                    (1,500,000)           (540,000)                ---
        Payment to stockholders and officers                                 ---              (2,207)            (68,032)
                                                                    ----------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                                  6,215,558          11,068,406          14,779,200
                                                                    ----------------------------------------------------
EFFECT OF EXCHANGE RATE ON CASH                                          514,115            (400,752)           (332,444)
                                                                    ----------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                        1,729,886                (255)         (1,809,755)
CASH AND CASH EQUIVALENT - beginning of year                           1,281,297           1,281,552           3,091,307
                                                                    ----------------------------------------------------
CASH AND CASH EQUIVALENTS - end of year                             $  3,011,183        $  1,281,297        $  1,281,552
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






















                                       F-6
   The accompanying notes are an integral part of these financial statements

SWISSRAY INTERNATIONAL, INC.
CONSOLITATED STATEMENT OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 2000, 1999 and 1998

                                                                                                             Common
                                                                                        Additional            Stock
                                                                                          Paid-in             to be
                                                                  Common Stock            Capital             issued     Treasury
                                                              Shares         Amount      (Restated)         (Restated) )   Stock
                                                             --------------------------------------------------------------------
BALANCE - JULY 1, 1997                                       1,969,443    $     19,694   $ 35,957,659   $  1,122,973    $      --

COMPREHENSIVE LOSS:
     Net loss of the year                                           --              --             --             --           --
     Foreign currency translation losses net of taxes $ -0-         --              --             --             --           --

     TOTAL COMPREHENSIVE LOSS                                       --              --             --             --           --

Issuance of common stock for cash                            2,013,688          20,137     13,581,739             --           --
Stock options exercised for cash                                16,900             169        123,201             --           --
Shares issued to officers for services                          48,259             483      1,122,490     (1,122,973)          --
Issuance of common stock in lieu of interest payment            60,999             610        448,766             --           --
Beneficial conversion feature of convertible debentures             --              --      5,738,149             --           --
Early extinguishment of debt                                        --              --       (396,875)            --           --
Issuance of common stock for asset purchase                     33,333             333      1,499,664             --           --
Common Stock subject to put                                         --              --             --             --           --
                                                             --------------------------------------------------------------------
BALANCE - JUNE 30, 1998                                      4,142,622          41,426     58,074,793            --            --


COMPREHENSIVE LOSS:
     Net loss of the year                                           --              --             --             --           --
     Foreign currency translation losses net of taxes $ -0-         --              --             --             --           --

     TOTAL COMPREHENSIVE LOSS                                       --              --             --             --           --

Issuance of common stock for cash                            3,861,287          38,613      3,121,784             --           --
Stock options exercised for services                             1,000              10          7,290             --           --
Shares issued for services                                   3,801,500          38,015      1,673,110             --           --
Issuance of common stock in lieu of interest payment           199,830           1,998        126,109             --           --
Beneficial conversion feature of convertible debentures             --              --      1,633,164             --           --
Shares issued to officers for services                       2,000,000          20,000      4,300,000             --           --
Treasury stock - at cost                                            --              --             --             --     (540,000)
Interest expense on option value per Black Scholes                  --              --         91,763             --           --
                                                            ----------------------------------------------------------------------
BALANCE - JUNE 30, 1999                                     14,006,239         140,062     69,028,013             --     (540,000)

COMPREHENSIVE LOSS:
     Net loss of the year                                           --              --             --             --           --
     Foreign currency translation losses net of taxes $ -0-         --              --             --             --           --

     TOTAL COMPREHENSIVE LOSS                                       --              --             --             --           --

Issuance of common stock for cash                            6,269,621          62,696      9,781,278             --           --
Stock options exercised for cash                             1,125,500          11,255      2,124,894             --           --
Issuance of common stock in lieu of interest payment           165,450           1,655        277,945             --           --
Issuance of common stock "Settlement"                          150,000           1,500        673,500             --
Amortization of shares issued for services                          --              --             --             --
Shares issued to officers/employees for services             1,157,065          11,571      2,798,365             --           --
Shares issued for services                                     526,000           5,260      1,325,941             --           --
Purchase of 33,333 shares subject to put                            --              --             --             --   (1,500,000)
Beneficial conversion feature of convertible debentures             --              --      1,131,061             --           --
Interest expense on option value per Black Scholes                  --              --      1,066,536             --           --
                                                            ----------------------------------------------------------------------
BALANCE - JUNE 30, 2000                                     23,399,875    $    233,999   $ 88,207,532   $         --   (2,040,000)
                                                            ======================================================================
                                      F-7

                                                             Accumulated                  Other
                                                               Deficit    Deferred    Comprehensive  Common Stock      Total
                                                              (Restated) Compensation      Loss      Subject to Put  (Restated)
                                                            --------------------------------------------------------------------

BALANCE - JULY 1, 1997                                       $(27,978,604) $      --     $(1,428,534)   $ (320,000)  $  7,373,188

COMPREHENSIVE LOSS:
     Net loss of the year                                     (22,503,109)        --             --            --     (22,503,109)
     Foreign currency transaction losses net of taxes $ -0-            --         --         (47,245)          --         (47,245)
                                                                                                                    --------------
     TOTAL COMPREHENSIVE LOSS                                          --         --             --            --     (22,550,354)

Issuance of common stock for cash                                      --         --             --            --      13,601,876
Stock options exercised for cash                                       --         --             --            --         123,370
Shares issued to officers for services                                 --         --             --            --              --
Issuance of common stock in lieu of interest payment                   --         --             --            --         449,376
Beneficial conversion feature of convertible debentures                --         --             --            --       5,738,149
Early extinguishment of debt                                           --         --             --            --        (396,875)
Issuance of common stock for asset purchase                            --         --             --            --       1,499,997
Common Stock subject to put                                            --         --             --    (1,499,985)     (1,819,985)
                                                            ----------------------------------------------------------------------

BALANCE - JUNE 30, 1998                                       (50,481,713)        --      (1,475,779)   (1,819,985)      4,338,742

COMPREHENSIVE LOSS:
     Net loss of the year                                     (22,010,750)        --             --            --     (22,010,750)
     Foreign currency translation losses net of taxes $ -0-         --            --        (311,956)           --        (311,956)
                                                                                                                    --------------
     TOTAL COMPREHENSIVE LOSS                                       --            --             --            --     (22,322,706)

Issuance of common stock for cash                                   --            --             --            --       3,160,397
Stock options exercised for services                                --            --             --            --           7,300
Shares issued for services                                          --       (1,282,500)         --            --        428,625
Issuance of common stock in lieu of interest payment                --            --             --            --         128,107
Beneficial conversion feature of convertible debentures             --            --             --            --       1,633,164
Shares issued to officers for services                              --            --             --            --       4,320,000
Treasury stock - at cost                                            --            --             --            --        (540,000)
Interest expense on option value per Black Scholes                  --            --             --            --          91,763
                                                            ---------------------------------------------------------------------
BALANCE - JUNE 30, 1999                                       (72,492,463)   (1,282,500)  (1,787,735)   (1,819,985)    (8,754,608)

COMPREHENSIVE LOSS:
     Net loss of the year                                     (21,638,080)          --            --           --     (21,638,080)
     Foreign currency translation losses net of taxes $ -0-         --              --       514,115           --         514,115
                                                                                                                       ----------
     TOTAL COMPREHENSIVE LOSS                                       --              --            --           --     (21,123,965)

Issuance of common stock for cash                                   --              --            --           --       9,843,974
Stock options exercised for cash                                    --              --            --           --       2,136,149
Issuance of common stock in lieu of interest payment                --              --            --           --         279,600
Issuance of common stock "Settlement"                               --              --            --           --         675,000
Amortization of shares issued for services                          --        1,282,500           --           --       1,282,500
Shares issued to officers/employees for services                    --              --            --           --       2,809,936
Shares issued for services                                          --         (998,399)          --           --         332,802
Purchase of 33,333 shares subject to put                            --              --            --     1,500,000             --
Beneficial conversion feature of convertible debentures             --              --            --           --       1,131,061
Interest expense on option value per Black Scholes                  --              --            --           --       1,066,536
                                                            ----------------------------------------------------------------------
BALANCE - JUNE 30, 2000                                      $(94,130,543) $   (998,399) $(1,273,620)   $ (319,985)  $(10,321,016)
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

                                               SWISSRAY INTERNATIONAL, INC.


Dated: October 31, 2000                        By:/s/Ruedi G. Laupper
                                               Name: Ruedi G. Laupper
                                               Title:Chairman of the Board of
                                                     Directors, President &
                                                     Principal Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                   Title                         Date



/s/Ruedi G. Laupper         Chairman of the Board of      Dated: October 31,2000
   Ruedi G. Laupper         Directors, President &
                            Principal Executive Officer

/s/Josef Laupper            Secretary, Treasurer and a    Dated: October 31,2000
   Josef Laupper            Director


/s/Michael Laupper          Principal Financial Officer   Dated: October 31,2000
   Michael Laupper          & Controller


/s/Ueli Laupper             Vice President and a Director Dated: October 31,2000
Ueli Laupper


/s/Dr. Erwin Zimmerli       Director                      Dated: October 31,2000
   Dr. Erwin Zimmerli


Dr. Sc. Dov Maor            Director                      Dated: October  , 2000