Form 10-Q
period 2000-09-30
SWISSRAY INTERNATIONAL INC
filed 2000-11-16
CIK 1002137

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                  FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2000

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

80 Grasslands Road, Elmsford, New York                      10523
(Address of principal executive offices)                  (Zip Code)

   New York (914) 345-3700                 Switzerland  011 41 41 914 12 00
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

The number of shares outstanding of each of the registrant's classes of common stock, as of October 18, 2000 is 23,767,129 shares, all of one class of $.01 par value common stock.

                                TABLE OF CONTENTS

                                     PART I

Item 1.   Financial Statements                                           F1-F6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       3-5

Item 3.   Quantitative and Qualitative Disclosures About Market Risk       6

                                     PART II

Item 1.   Legal Proceedings                                               6-7

Item 2.   Changes in Securities and Use of Proceeds                        8

Item 3.   Defaults Upon Senior Securities                                  8

Item 4.   Submission of Matters to a Vote of Security Holders              8

Item 5.   Other Information                                                9

Item 6.   Exhibits and Reports on Form 8-K                                 9

Signatures                                                                10

                           SWISSRAY INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                                       September 30,  June 30,
                                                          2000         2000
                                                       (Unaudited)
                                                      -----------   -----------
CURRENT ASSETS
Cash and cash equivalents .......................     $ 1,859,298   $ 3,011,183
Restricted cash .................................       1,385,600     1,385,600
Notes receivable - short-term ...................         300,000       300,000
Accounts receivable, net of allowance for doubtful
accounts of $ 167,139 and $ 170,883 .............       1,620,090     3,185,399
Inventories .....................................       4,751,270     4,637,152
Prepaid expenses and sundry receivables .........         724,004     1,312,167
                                                      -----------   -----------
Total Current Assets ............................      10,640,262    13,831,501
                                                      -----------   -----------
PROPERTY AND EQUIPMENT ..........................       6,454,175     6,300,616
                                                      -----------   -----------
OTHER ASSETS
Loan receivable affiliates.......................         919,255       768,647
Licensing agreement .............................       2,483,287     2,607,451
Patents and trademarks ..........................         165,314       171,866
Software develompent costs ......................         231,231       256,380
Security deposits ...............................          36,640        36,873
Goodwill ........................................       1,361,347     1,409,680
                                                       -----------   -----------
TOTAL OTHER ASSETS ..............................       5,197,074     5,250,897
                                                       -----------   -----------
Total Assets ....................................     $22,291,511   $25,383,014
                                                      ===========   ===========
                                        F 1

                           SWISSRAY INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                       September 30,  June 30,
                                                          2000         2000
                                                       -------------------------
                                                       (Unaudited)

CURRENT LIABILITIES
Current maturities of long-term debt ............  $    226,031    $    229,700
Notes payable - banks ...........................     3,574,792       3,578,339
Notes payable - short-term ......................     1,290,367       1,352,502
Loan payable ....................................       114,611         119,885
Accounts payable ................................     3,363,833       4,340,033
Accrued expenses ................................     4,534,238      10,727,576
Restructuring ...................................        29,830         100,000
Customer deposits ...............................       338,145         785,614
                                                      -----------   -----------
TOTAL CURRENT LIABILITIES .......................    13,471,847      21,233,649
                                                      -----------   -----------
Convertible Debentures, net of conversion benefit     9,838,400      14,067,294
                                                      -----------   -----------
LONG-TERM DEBT, less current maturities .........        50,996          83,102
                                                      -----------   -----------
COMMON STOCK SUBJECT TO PUT .....................       319,985         319,985
                                                      -----------   -----------
STOCKHOLDERS' DEFICIT
Convertible preferred shares - Series A .........     7,000,000              --
Common stock ....................................       279,774         233,999
Additional paid-in capital ......................    92,679,634      88,207,532
Treasury Stock ..................................    (2,040,000)     (2,040,000)
Deferred Compensation ...........................      (665,599)       (998,399)
Accumulated deficit .............................   (97,298,692)    (94,130,543)
Accumulated other comprehensive loss ............    (1,024,849)     (1,273,620)
Common stock subject to put .....................      (319,985)       (319,985)
                                                      ----------    -----------
TOTAL STOCKHOLDERS' DEFICIT .....................    (1,389,717)    (10,321,016)
                                                      ----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT .....  $ 22,291,511    $ 25,383,014
                                                    ============    ===========
                                       F 2

                           SWISSRAY INTERNATIONAL INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                            Three Months Ended
                                               September 30,
                                           2000            1999
                                       (Unaudited)      (Unaudited)
                                                         Restated
                                      ------------    ------------
NET SALES .........................   $ 4,928,825     $  3,879,167
COST OF SALES .....................     3,738,514        2,978,034
                                      ------------    ------------
GROSS PROFIT ......................     1,190,311          901,133
                                      ------------    ------------
OPERATING EXPENSES
Officers and directors compensation       144,992          137,813
Salaries ..........................       991,353        1,022,441
Selling ...........................       840,963          753,532
Research and development ..........       611,647          465,232
General and administrative ........       185,617          262,748
Other operating expenses ..........        78,864           85,548
Depreciation and amortization .....       329,267          321,881
                                      ------------    ------------
TOTAL OPERATING EXPENSES ..........     3,182,703        3,049,195
                                      ------------    ------------
LOSS BEFORE OTHER INCOME (EXPENSES)    (1,992,392)      (2,148,062)

Other income.......................        77,282           26,258
Interest expense ..................    (1,145,589)      (2,421,613)
                                      ------------    ------------
OTHER EXPENSES.....................    (1,068,307)      (2,395,355)
                                      ------------    ------------
NET LOSS ..........................    (3,060,699)      (4,543,417)

Imputed preferred stock dividends..      (107,450)              --
                                      ------------    -------------
Loss available to common share ....  $ (3,168,149)   $  (4,543,417)
                                      ============    =============


NET LOSS PER COMMON SHARE            $      (0.12)   $       (0.31)
                                      ============    =============
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING ................    26,042,877       14,786,198
                                      ------------    ------------


                                       F 3

                          SWISSRAY INTERNATIONAL INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                      Three Months Ended
                                                         September 30,
                                                       2000              1999
                                                   ----------        ----------
                                                  (Unaudited)       (Unaudited)
                                                                     Restated

Net Loss ...................................     $ (3,060,699)     $ (4,543,417)
Other Comprehensive income, net of tax                248,771            40,444
                                                   ----------       -----------
Comprehensive loss                               $ (2,811,928)     $ (4,502,973)
                                                   ==========       ===========

                                      F 4

                      SWISSRAY INTERNATIONAL INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Three Months Ended
                                                             September 30,
                                                        2000           1999
                                                    (Unaudited)     (Unaudited)
                                                                     Restated
                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITES

Net loss .......................................   $ (3,060,699)   $ (4,543,417)
Adjustment to reconcile net loss to net
  cash used by operating activities
  Depreciation and amortization ................        346,498         332,865
  Provision for bad debts ......................         (3,744)         (7,827)
  Operating expenses through issuance of stock
     options and common stock to be issued......         60,000              --
  Issuance of common stock in lieu of
     interest payments .........................        954,688          34,244
  Interest expense on Debt issuance cost and
    conversion benefit .........................             --       2,111,476
  Amortization of deferred compensation ........        332,800         427,500

  (Increase) decrease in operating assets:
  Accounts receivable ..........................      1,569,053        (136,921)
  Inventories ..................................       (114,118)         91,666
  Prepaid expenses and sundry receivables ......        588,163         117,007
  Increase (decrease) in  operating liabilities:
  Accounts payable .............................       (976,200)       (103,378)
  Accrued expenses .............................        306,662         638,593
  Restructuring ................................        (70,170)             --
  Customers deposits ...........................       (447,469)       (145,520)
                                                   ------------    ------------
NET CASH USED BY OPERATING ACTIVITIES ..........       (514,536)     (1,183,712)
CASH FLOW FROM INVESTING ACTIVITIES
  Acquisition of property and equipment ........       (295,859)        (43,585)
  Capitalized computer software ................             --          (7,007)
  Security deposits ............................            233           1,410
  Repayment of loan receivable .................             --          (1,039)
                                                   ------------    ------------
NET CASH USED BY INVESTING ACTIVITIES ..........       (295,626)        (50,221)
                                                   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short-term borrowings ..........         (3,547)     22,305,507
  Costs related to debentures conversions....          (333,155)             --
  Principal payment of short-term borrowings ...        (71,078)    (21,415,142)
  Principal payment of long-term borrowings ....        (32,106)          1,216
  Loan receivable affiliates ...................       (150,608)             --
  Issuance of common stock for cash ............             --       2,748,827
  Issuance of stock options for cash ...........             --           6,774
  Purchase of treasury stock ...................             --      (1,500,000)
                                                   ------------    ------------
CASH PROVIDED (USED)BY FINANCING ACTIVITIES ....       (590,494)      2,147,182
                                                   ------------    ------------
EFFECT OF EXCHANGE RATE ON CASH ................        248,771         (22,597)
                                                   ------------    ------------
NET INCREASE (DECREASE)IN CASH .................     (1,151,885)        890,652
CASH AND CASH EQUIVALENTS - beginning of period       3,011,183       1,281,297
                                                   ------------    ------------
CASH AND CASH EQUIVALENTS - end of period ......   $  1,859,298    $  2,171,949
                                                   ============    ============

                                      F 5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2000

         (1)The accompanying financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's annual report on Form 10-K for the fiscal year ended June 30, 2000.

         (2)In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Registrant as of September 30, 2000 and the results of operations and cash flows for the interim period presented. Operating results for the three months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year ending June 30, 2001.

         (3)INVENTORIES

                  Inventories are summarized by major classification as follows:

                                                     September 30,      June 30,

                                                     ---------------------------
                                                        2000             2000
                                                     ----------       ----------

Raw materials, parts and supplies                    $3,707,279       $2,682,558
Work in process                                         386,335        1,295,575
Finished goods                                          657,656          659,019
                                                     ----------       ----------
                                                     $4,751,270       $4,637,152
                                                     ==========       ==========

Inventories are stated at lower of cost or market, with cost being determined on the first-in, first-out (FIFO) method. Inventory cost includes material, labor, and overhead.

         (4) Preferred Stock - During the quarter ended September 30, 2000, the Company issued 7,000 shares of Series A Preferred Stock ("Series A"). These shares were issued in accordance with terms and provisions of liquidated damage provisions contained in underlying financing documents.

         (5) Mandatory Conversion - In August 2000, in compliance with the mandatory conversion requirements contained in the August 31, 1998 debtenture agreement, the Company converted $3,930,594 principal amount of convertible debentures plus accrued interest of $393,059 into 4,323,653 shares of the Company's common stock.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

            Statements in this discussion which are not historical facts may be considered forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including estimated cost savings to be realized from restructuring activities and estimated proceeds from and timing of facility sales. The words "believe," "expect," "anticipate," "estimate", and similar expressions identify forward looking statements. Any forward looking statements involve risks and uncertainties that could cause actual events or results to differ, perhaps materially, from the events or results described in the forward looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise. Risks associated with the Company's forward looking statements include, but are not limited to, risks associated with the Company's history of losses and uncertain profitability, need for market acceptance of the ddR-Systems, reliance on a single product, reliance on large customers, risks associated with the Company's international operations, currency fluctuations, the risk of new and different legal and regulatory requirements, governmental approvals, tariffs and trade barriers, risks associated with competition and technological innovation by competitors, dependence on patents and proprietary technology, general economic conditions and conditions in the healthcare industry, reliance on key management, limited manufacturing history with respect to the ddR-Systems, dependence on sole source suppliers, future capital needs and uncertainty of additional financing, potential recalls and product liability, dilution, effects of outstanding convertible debentures, limited public market, liquidity, possible volatility of stock price, recently adopted new listing standards for NASDAQ securities and environmental matters.

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, related notes and other information included in this quarterly report on Form 10-Q.

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2000 COMPARED TO THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1999

RESULTS OF OPERATIONS

         Net sales amounted to $4,928,825 for the three-month period ended September 30, 2000, compared to $3,879,167 for the three-month period ended September 30, 1999. The 27.06% increase in net sales was mainly due to the sale of ddR-Systems increasing by 150.8% or 1,936,533. This significant increase was slightly offset by a decrase in conventional x-ray of 83.5% ($420,104) and conventional OEM-Business of 58.2% ($887,337). The decrease in conventional x-ray and conventional OEM-Business is due to the Company's conscious effort of promoting sales of ddR-Systems with a corresponding decline of interest in sales of conventional x-ray and conventional OEM-Business.

         Gross profit amounted to $1,190,311 or 24.2% of net sales for the three-month period ended September 30, 2000, compared to $901,130 or 23.2% of net sales for the three-month period ended September 30, 1999. The increase in gross profit as a percentage of net revenues is attributable to the fact that the percentage of sales of ddR-Systems to total sales increased to 65.3% for the three-month period ended September 30, 2000 from 33.1% for the three-month period ended September 30, 1999.

         Operating expenses were $3,182,703, or 64.6% of net revenues, for the three-month period ended September 30, 2000, compared to $3,049,194, or 78.6% of net revenues for the three-month period ended September 30, 1999. The principal items were salaries (net of officers and directors compensation) of $991,353 or 20.1% of net sales for the three-month period ended September 30, 2000 compared to $1,022,441 or 26.4% of net sales for the three-month period ended September 30, 1999 and selling expenses of $840,963 or 17.1% of net sales for the three-month period ended September 30, 2000 compared to $753,532 or 19.4% of net sales for the three-month period ended September 30, 1999. Research and development expenses were $611,647 or 12.4% of net sales for the three-month period ended September 30, 2000 compared to $465,232 or 12.0% of net sales for the three-month period ended September 30, 1999.

         Interest expense decreased to $1,145,589 for the three months ended September 30, 2000 compared to $2,421,613 for the three months ended September 30, 1999. This decrease is primarily due to the decrease of interest expense for accrual of penalty interest on periodic payments required by terms of financing agreements and an decrease in amortization of Debenture issuance cost and Conversion Benefit.

FINANCIAL CONDITION

September 30, 2000 compared to June 30, 2000

         Total assets of the Company on September 30, 2000 decreased by $3,091,503 to $22,291,511 from $25,383,014 on June 30, 2000, primarily due to the decrease of Current Assets. Current Assets decreased $3,191,239 to $10,640,262 on September 30, 2000 from $13,831,501 on June 30, 2000. The decrease in current assets is attributable to the decrease of Cash and cash equivalents of $1,151,885, the decrease of Accounts receivable of $1,565,309 and the decrease in Prepaid expenses and sundry receivables of $588,163 slightly offset by the increase in inventory of $114,118. Other Assets decreased $53,823 to $5,197,074 on September 30, 2000 from $5,250,897 on June 30, 2000. The decrease is primarily attributable to the amortization of the licensing agreement, patents & trademark, software development cost and the goodwill.

         On September 30, 2000, the Company had total liabilities of $23,681,228 compared to $35,704,030 on June 30, 2000. On September 30, 2000, current liabilities were $13,471,847 compared to $21,233,649 on June 30, 2000. Working capital at September 30, 2000 was $(2,831,585) compared to $(7,402,148) at June 30, 2000.

CASH FLOW AND CAPITAL EXPENDITURES THREE MONTH PERIOD ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTH PERIOD ENDED SEPTEMBER 30, 1999.

         Cash used for operating activities for the three months ended September 30, 2000 was $514,536 compared to $1,183,712 for the three months ended September 30, 1999. Cash used for investing activities was $295,626 for the three months ended September 30, 2000 compared to $50,221 for the three months ended September 30, 1999. Cash used from financing activities for the three months ended September 30, 2000 was $590,494 compared to Cash flow of $2,147,182 for three months ended September 30, 1999.

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

         However, the availability of a sufficient future cash flow will depend to a significant extent on the marketability of the Company's ddR-Systems.
Accordingly, the Company may be required to issue additional convertible debentures or equity securities to finance such capital expenditures and working capital requirements. There can be no assurance whether or not such financing will be available on terms satisfactory to management.

         Reference is herewith made to the Company's Form 10-K for fiscal year ended June 30, 2000 and in particular to the Mangagement's Discussion and Analysis section thereof which summarizes most recent financing activities.

         The Company has not engaged in any additional financing activities during the quarter ended September 30, 2000.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         Not Applicable

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings

A. DISPUTE WITH GARY J. DURDAY ("DURDAY"), KENNETH R. MONTLER ("MONTLER") AND MICHAEL E. HARLE ("HARLE"). On July 17, 1998, two legal proceedings were commenced by Swissray, and two of its subsidiaries against Durday, Montler and Harle. Harle and Montler are former Chief Executive Officers of Swissray Medical Systems Inc. and Swissray Healthcare Inc., respectively, and Durday is the former Chief Financial Officer of both of those companies. Each of them was employed pursuant to an Employment Agreement dated October 17, 1997. In addition, these three individuals were owners of a company by the name of Service Support Group LLC ("SSG"), the assets of which were sold to Swissray Medical Systems Inc. pursuant to an Asset Purchase Agreement dated as of October 17, 1997. whereby Messrs. Durday, Montler and Harle received, among other consideration, 33,333 shares of Swissray's common stock, together with a put option entitling these individuals to require Swissray to purchase any or all of such shares at a purchase price equal to $45.00 per share (on or after June 30, 1998 and until April 16, 1999).

     On July 17, 1998, Swissray and its subsidiaries, Swissray Medical Systems Inc. and Swissray Healthcare Inc. commenced an arbitration proceeding before the American Arbitration Association in Seattle, Washington (Case No. 75 489 0019 6 98) alleging that Messrs. Durday, Montler and Harle fraudulently induced Swissray and its subsidiaries to enter into the above referenced Asset Purchase Agreement and otherwise breached that Agreement. The relief sought in the arbitration proceeding was the recovery of damages suffered as a result of this alleged wrongful conduct and a rescission of the put option provided for in the Asset Purchase Agreement. Messrs. Durday, Montler and Harle responded to the allegations made in the arbitration proceeding and asserted counterclaims against Swissray and its subsidiaries claiming a breach by them of their obligations under the Asset Purchase Agreement and other relief. The arbitration took place in Seattle on January 8-10, 1999; the proceeding concluded on January 27, 1999 after the submission of post-hearing briefs. On February 23, 1999, the Arbitrator issued his ruling, awarding Messrs. Durday, Montler and Harle
$1,500,000 and ordering them to surrender all rights to 33,333 shares of Swissray common stock. On February 26, 1999, Swissray and Swissray Medical Systems Inc. filed a petition in Supreme Court, New York County (Index No. 99/104017) to vacate the above referenced arbitration award. By order dated July 8, 1999 such motion was denied and the court confirmed the aforesaid arbitration award.

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

B. DISPUTE WITH J. DOUGLAS MAXWELL. On or about July 1, 1999 an action was commenced in the Supreme Court, State of New York, County of New York (Index No. 113099/99) entitled J. Douglas Maxwell ("Maxwell") against Swissray International, Inc. ("Swissray"), whereby Maxwell is seeking judgment in the sum of $380,000 based upon his interpretation of various terms and conditions contained in an Exchange Agreement between the parties dated July 22, 1996 and a subsequent Mutual Release and Settlement Agreement between the parties dated June 1, 1998. Swissray has denied the material allegations of Maxwell's complaint and has asserted three affirmative defenses and two separate counterclaims seeking (amongst other matters) dismissal of the complaint and recision of the settlement agreement. An order was made on July 24, 2000 granting to Maxwell partial summary judgement on portion of his claim for approximately $320,000 plus interest. The court is presently considering Maxwell's application for judgement on the balance of his claim and Swissray's application for dismissal of that portion of plaintiff's claim.

Item 2. CHANGES IN SECURITIES

         At the Company's 1998 Annual Meeting of Stockholders held on July 23, 1999, stockholders approved a proposal and adopted an amendment to the Company's Certificate of Incorporation so as to authorize the creation of a class of Preferred Stock. The amendment to the Company's Certificate of Incorporation reflecting such stockholder adoption was filed with the New York State Secretary of State on July 28, 1999. Approval of such proposal provided for the issuance of up to 1,000,000 shares of Preferred Stock, par value $.01 per share in one or more series with the designations, preferences, conversion rights, cumulative, relative, participating, or other rights,including voting rights, qualifications, limitations or restrictions thereof of the Preferred Stock to be determined by the Company's Board of Directors in their sole discretion, with no further authorization by security holders being required for the creation and issuance thereof.

         Subsequent thereto and in accordance with the above, the Company's Board created a class of Series A Preferred Stock authorizing the issuance of up to 7,000 shares of A Preferred Stock. The Series A Preferred Shares were authorized and created for purposes of issuance to certain financing participants and/or their assignees in accordance with terms and provisions of liquidated damage provisions contained in underlying financing documents; such financing documents being heretofore filed with the SEC as exhibits (principally debenture agreements) may be obtained from the Commission's web site. The address of such site is http:\\www.sec.gov.

         With respect to the designations, preferences and other rights or limitations thereon as are contained in the Series A Preferred Stock, reference is herewith made to the Company's Certificate of Amendment to its Certificate of Incorporation as filed with the New York State Secretary of State on October 24, 2000, a copy of which is attached hereto and marked as an exhibit in accordance with Item 6(a) hereof entitled "Exhibits"..

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Stockholders for fiscal year ended June 30, 1999 on July 12, 2000. With proxies being received for in excess of 95% of all shares entitled to vote, stockholders elected each of the 5 nominees to the Company's Board of Directors by an overwhelming majority approximating in excess of 98% of all votes cast.

         Stockholders also overwhelmingly approved the appointment of Feldman Sherb & Co., P.C. as independent auditors for fiscal year ended June 30, 2000 with such firm similarly receiving in excess of 98% of all votes cast.

         With respect to the shareholder ratification as related to Proposals 3 and 4 - in excess of 96% of all votes cast, excluding abstentions, voted in favor of ratifying the issuance of shares issued to the Company's President while in excess of 95% of all votes cast, excluding abstentions, voted in favor of issuance of certain other shares of Company common stock to certain of its employees. In each instance those persons who had received shares of Company common stock for which shareholder ratification was sought abstained from voting.

         Stockholders also overwhelmingly approved (a) the proposal to adopt the Company's 2000 Stock Option Plan and (b) the proposal to increase authorized common shares from 50,000,000 to 100,000,000. In each instance votes for such approvals were in excess of 96% of all votes cast (excluding abstentions).

         The  Company   currently   intends  to  hold  its  Annual   Meeting  of
Stockholders for fiscal year ended June 30, 2000 on November 30, 2000 at the Hyatt Regency McCormick Place Hotel in Chicago, Illinois.

Item 5. OTHER INFORMATION

         Not applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)    The following exhibits are filed as part of this report:

                EXHIBIT  DESCRIPTION

                  3.4 Amendment to Registrant's Certificate of Incorporation, dated October 26, 2000

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

Date:  November 6, 2000