Form 10-Q
period 2000-12-31
SWISSRAY INTERNATIONAL INC
filed 2001-02-12
CIK 1002137

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: December 31, 2000

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

The number of shares outstanding of each of the registrant's classes of common stock, as of February 2, 2001 is 84,502,805 shares, all of one class of $.01 par value common stock.

TABLE OF CONTENTS                                                           Page



No.                                  PART I

Item 1.       Financial Statements                                         F1-F6

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      3-6

Item 3.       Quantitative and Qualitative Disclosures About Market Risk       6

                                     PART II

Item 1.       Legal Proceedings                                              7-8

Item 2.       Changes in Securities and Use of Proceeds                        8

Item 3.       Defaults Upon Senior Securities                                  8

Item 4.       Submission of Matters to a Vote of Security Holders              8

Item 5.       Other Information                                                8

Item 6.       Exhibits and Reports on Form 8-K                                 8

Signatures                                                                     9

                           SWISSRAY INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                   December 31,         June 30,
                                                       2000               2000
                                                   (Unaudited)
                                                 -------------------------------

CURRENT ASSETS
Cash and cash equivalents                         $   1,621,032    $  3,011,183
Restricted cash                                           -           1,385,600
Notes receivable - short-term                           300,000         300,000
Accounts receivable, net of allowance for doubtful
accounts of $ 163,678 and $ 170,883                   2,010,043       3,185,399
Inventories                                           4,463,819       4,637,152
Prepaid expenses and sundry receivables                 914,329       1,312,167
                                                 -------------------------------
Total Current Assets                                  9,309,223      13,831,501
                                                 -------------------------------

PROPERTY AND EQUIPMENT, at cost                       6,398,801       6,300,616
                                                 -------------------------------


OTHER ASSETS
Loan receivable affiliiates                           1,164,099         768,647
Licensing agreement                                   2,359,123       2,607,451
Patents and trademarks                                  158,781         171,866
Software develompent costs                              206,266         256,380
Security deposits                                        37,045          36,873
Goodwill                                              1,313,014       1,409,680
                                                 -------------------------------
TOTAL OTHER ASSETS                                    5,238,328       5,250,897
                                                 -------------------------------
Total Assets                                      $  20,946,352    $ 25,383,014
                                                 ===============================



                                       F 1

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt              $     206,582    $    229,700
Notes payable - banks                                 2,924,930       3,578,339
Notes payable - short-term                            2,176,773       1,352,502
Loan payable                                            121,976         119,885
Accounts payable                                      4,570,056       4,340,033
Accrued expenses                                      1,850,517      10,727,576
Restructuring                                              -            100,000
Customer deposits                                       243,748         785,614
                                                 -------------------------------

TOTAL CURRENT LIABILITIES                            12,094,582      21,233,649
                                                 -------------------------------

CONVERTIBLE DEBENTURES, net of conversion benefit         9,700      14,067,294
                                                 -------------------------------

LONG-TERM DEBT, less current maturities                  50,996          83,102
                                                 -------------------------------

COMMON STOCK SUBJECT TO PUT                             319,985         319,985
                                                 -------------------------------

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock                                            839,838         233,999
Additional paid-in capital                          112,138,906      88,207,532
Treasury stock                                       (2,040,000)     (2,040,000)
Deferred compensation                                  (332,800)       (998,399)
Accumulated deficit                                (100,248,029)    (94,130,543)
Accumulated other comprehensive loss                 (1,566,841)     (1,273,620)
Common stock subject to put                            (319,985)       (319,985)
                                                 -------------------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                  8,471,089     (10,321,016)
                                                 -------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $  20,946,352   $  25,383,014
                                                 ===============================



                                       F 2

                           SWISSRAY INTERNATIONAL INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         Six Months Ended
                                                           December 31,
                                               ---------------------------------
                                                     2000               1999
                                                   Unaudited         Unaudited
                                               ---------------------------------

NET SALES                                       $  9,640,754      $   6,957,028
COST OF SALES                                      7,275,605          5,332,562
                                               ---------------------------------
GROSS PROFIT                                       2,365,149          1,624,466
                                               ---------------------------------

OPERATING EXPENSES
Officers and directors compensation                  328,908          2,425,390
Salaries                                           2,105,732          2,423,131
Selling                                            2,106,124          2,372,488
Research and developent                            1,338,489            895,072
General and administrative                           351,880            921,881
Other operating expenses                             236,217            571,720
Bad debts                                                -               16,001
Depreciation and amortization                        660,147            678,396
                                               ---------------------------------
TOTAL OPERATING EXPENSES                           7,127,497         10,304,079
                                               ---------------------------------

LOSS BEFORE OTHER INCOME (EXPENSES)               (4,762,348)        (8,679,613)
                                               ---------------------------------


Other income (expenses)                              326,081             20,489
Interest expense                                  (1,573,769)        (5,368,310)
                                               ---------------------------------
OTHER INCOME (EXPENSES)                           (1,247,688)        (5,347,821)
                                               ---------------------------------

NET LOSS                                          (6,010,036)       (14,027,434)

Inputed Preffered Stock Dividend                 (107,450.00)               -
                                               ---------------------------------

Loss available to common shareholder's          $ (6,117,486)     $ (14,027,434)
                                               =================================

LOSS PER COMMON SHARE                                $ (0.21)           $ (0.87)
                                               =================================

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                                29,468,269         16,141,977


                                       F 3

                           SWISSRAY INTERNATIONAL INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       Three Months Ended
                                                           December 31,
                                               ---------------------------------
                                                      2000             1999
                                                   Unaudited        Unaudited
                                               ---------------------------------

NET SALES                                       $  4,711,929      $   3,077,861
COST OF SALES                                      3,537,091          2,354,827
                                               ---------------------------------
GROSS PROFIT                                       1,174,838            723,034
                                               ---------------------------------

OPERATING EXPENSES
Officers and directors compensation                  183,916          2,287,577
Salaries                                           1,114,379          1,400,690
Selling                                            1,265,161          1,618,956
Research and development                             726,842            429,839
General and administrative                           166,263            659,136
Other operating expenses                             157,353            486,171
Bad debts                                                -               16,001
Depreciation and amortization                        330,880            356,515
                                               ---------------------------------
TOTAL OPERATING EXPENSES                           3,944,794          7,254,885
                                               ---------------------------------

LOSS BEFORE OTHER INCOME (EXPENSES)               (2,769,956)        (6,531,851)


Other income (expenses)                              248,799             (5,768)
Interest expense                                    (428,180)        (2,946,697)
                                               ---------------------------------
OTHER INCOME (EXPENSES)                             (179,381)        (2,952,465)
                                               ---------------------------------

NET LOSS                                        $ (2,949,337)     $  (9,484,316)
                                               =================================

LOSS PER COMMON SHARE                           $      (0.09)     $       (0.55)
                                               =================================

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                                32,253,481         17,144,238




                                       F 4

                           SWISSRAY INTERNATIONAL INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Six Months Ended
                                                                        December 31,
                                                                ------------------------------
                                                                     2000            1999
                                                                -------------------------------
                                                                                   Restated
CASH FLOWS FROM OPERATING ACTIVITES
Net loss                                                         $(6,010,036)   $(14,027,434)
Adjustment to reconcile net loss to net
      cash used by operating activities
      Depreciation and amortization                                  697,900         714,399
      Provision for bad debts                                         (3,744)        (17,050)
      Operating expenses through issuance of stock options
        and common stock to be issued                                 60,000         355,561
      Issuance of common stock in lieu of
         interest payments                                               -           195,729
      Interest expense on Debt issuance cost and
        conversion benefit                                               -         2,331,061
      Interest expense on Option value per black scholes-          1,385,473             -
      Settelment expense paid through issuance of common-stock           -               -
      Amortization of Deferred Compensation                          665,599       3,309,375
      Early extinguishment of  Debt (gain)                               -               -

      (Increase) decrease in operating assets:
      Accounts receivable                                          1,179,100        (120,957)
      Inventories                                                    173,333         785,470
      Prepaid expenses and sundry receivables                        397,838         160,216
      Increase (decrease) in  operating liabilities:
      Accounts payable                                               230,023        (962,723)
      Accrued expenses                                               943,264         490,075
      Restructuring                                                 (100,000)            -
      Customers deposits                                            (541,866)        (51,017)
                                                                -------------------------------
NET CASH USED BY OPERATING ACTIVITIES                             (2,308,589)     (5,451,822)
                                                                -------------------------------
CASH FLOW FROM INVESTING ACTIVITIES
      Acquisition of proberty and equipment                         (387,500)       (500,902)
      Other intangibles                                                 (392)        (14,377)
      Security deposits                                                 (172)         (9,414)
      Increase (Repayment of) loan receivable                            -               681
                                                                -------------------------------
NET CASH USED BY INVESTING ACTIVITIES                               (388,064)       (524,012)
                                                                -------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from short-term borrowings                           (653,408)      1,564,701
      Expenses related to debentures                                     -           (13,059)
      Principal payment of short-term borrowings                     803,244        (991,280)
      Principal payment of long-term borrowings                      (32,106)        (13,954)
      Decrease in Restricted Cash                                  1,385,600             -
      Loan receivable Affiliates                                    (395,452)            -
      Issuance of common stock for cash                              341,845       7,683,474
      Issuance of stock options for cash                             150,000       1,598,024
      Purchase of Treasury Stock                                         -        (1,500,000)
                                                                -------------------------------

CASH PROVIDED BY FINANCING ACTIVITIES                              1,599,723       8,327,906

EFFECT OF EXCHANGE RATE ON CASH                                     (293,221)         81,544
                                                                -------------------------------
NET INCREASE (DECREASE) IN CASH                                   (1,390,151)      2,433,616
CASH AND CASH EQUIVALENT - beginning of period                     3,011,183       1,281,297
                                                                -------------------------------
CASH AND CASH EQUIVALENTS - end of period                        $ 1,621,032    $  3,714,913
                                                                ===============================


                                       F 5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2000

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

         (2)In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Registrant as of December 31, 2000 and the results of operations and cash flows for the interim period presented. Operating results for the six months ended December 31, 2000 are not necessarily indicative of the results to be expected for the full year ending June 30, 2001.

         (3)INVENTORIES

               Inventories are summarized by major classification as follows:
                                         December 31,      June 30,
                                         ---------------------------
                                            2000             2000
                                         ----------       ----------

Raw materials, parts and supplies        $3,291,154       $2,682,558
Work in process                             698,925        1,295,575
Finished goods                              473,740          659,019
                                         ----------       ----------
                                         $4,463,819       $4,637,152
                                         ==========       ==========

Inventories are stated at lower of cost or market, with cost being determined on the first-in, first-out (FIFO) method. Inventory cost includes material, labor, and overhead.

         (4) Preferred Stock - During the quarter ended September 30, 2000, the Company issued 6,932 shares of Series A Preferred Stock ("Series A"). These shares were issued in accordance with terms and provisions of liquidated damage provisions contained in underlying financing documents.

         (5) Common Stock - On December 27, 2000, the Company issued 52,442,347 shares of common stock in exchange for cancellation of:
                a. issued and outstanding convertible debentures
                b. Series A Preferred stock and
                c. Promissory notes

         (6) Mandatory Conversion - In October 2000, in compliance with the mandatory conversion requirements contained in the October 5, 1998 debenture agreement, the Company converted $2,940,000 principal amount of convertible debentures plus accrued interest of $294,000 into 3,234,000 shares of the Company's common stock.

                                       F 6

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPEATIONS All references herein to the "Registrant" refer to Swissray International Inc. All references herein to the "Company" refer to Swissray International, Inc. and its subsidiaries.

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Statements in this discussion which are not historical facts may be considered forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934,as amended, including estimated cost savings to be realized from restructuring activities and estimated proceeds from and timing of facility sales. The words "believe," "expect," "anticipate," "estimate", and similar expressions identify forward looking statements. Any forward looking statements involve risks and uncertainties that could cause actual events or results to differ, perhaps materially, from the events or results described in the forward looking statements.Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise. Risks associated with the Company's forward looking statements include, but are not limited to, risks associated with the Company's history of losses and uncertain profitability, need for market acceptance of the ddR-Systems, reliance on a single product, reliance on large customers,risks associated with the Company's international operations, currency fluctuations, the risk of new and different legal and regulatory requirements, governmental approvals, tariffs and trade barriers, risks associated with competition and technological innovation by competitors, dependence on patents and proprietary technology, general economic conditions and conditions in the healthcare industry, reliance on key management, limited manufacturing history with respect to the ddR-Systems, dependence on sole source suppliers, future capital needs and uncertainty of additional financing, potential recalls and product liability, dilution, effects of outstanding convertible debentures, limited public market, liquidity, possible volatility of stock price, recently adopted new listing standards for NASDAQ securities and environmental matters.

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, related notes and other information included in this quarterly report on Form 10-Q.

   (a)THREE-MONTH PERIOD ENDED DECEMBER 31, 2000 COMPARED TO THREE-MONTH PERIOD ENDED DECEMBER 31, 1999

     Net sales amounted to $4,711,929 for the three-month period ended December 31, 2000, compared to $3,077,861 for the three-month period ended December 31, 1999, an increase of $1,634,068, or 53.09% form the three-month period ended December 31, 1999.The 53.09% increase in net sales was maInly due to the sale of ddR-Systems increasing by 233.79% or $2,099,787 and Information Solutions increasing 1,124.07% or $863,283. This significant increase was slightly offset by a decrease in conventional x-ray of 92.83% ($331,837) and conventional OEM-Business of 73.56% ($1,000,146). The decrease in conventional x-ray and conventional OEM-Business is due to the Company's conscious effort of promoting sales of ddR-Systems with a corresponding decline of interest in sales of conventional x-ray and conventional OEM-Business.

     Gross profit amounted to $1,174,838 or 24.93% of net sales for the three-month period ended December 31, 2000, compared to $723,034 or 23.49% of net sales for the three-month period ended December 31, 1999. The increase in gross profit as a percentage of net revenues is attributable to the fact that the percentage of sales of ddRMulti-Systems to total sales increased to 63.62% of total sales for the three-month period ended December 31, 2000 from 29.18% for the three-month period ended December 31, 1999.

     Operating expenses were $3,944,794, or 83.72% of net revenues, for the three-month period ended December 31, 2000, compared to $7,254,885,or 235.71% of net revenues for the three-month period ended December 31, 1999. The principle items were salaries (net of officers and directors compensation) of $1,114,379 or 23.65% of net sales for the three-month period ended December 31, 2000 compared to $1,400,690 or 45.51% of net sales for the three-month period ended December 31, 1999 and selling expenses of $1,265,161 or 26.85% of net sales for the three-month period ended December 31, 2000 compared to $1,618,956 or 52.6% of net sales for the three-month period ended December 31, 1999. Research and development expenses were $726,842 or 15.43% of net sales for the three-month period ended December 31, 2000 compared to $429,839 or 13.97% of net sales for the three-month period ended December 31, 1999. Officers and directors compensation was $ 183,916 or 3.9% of net sales for the three-month period ended December 31, 2000 compare to $2,287,577 or 74.32% of net sales for the three-month period ended December 31, 1999, general and administrative expenses were $166,263 or 3.53% of net sales for the three-month period ended December 31, 2000 compared to $659,136 or 21.42% of net sales for the three-month period ended December 31, 1999 and other operating expenses were $157,353 or 3.34% of net sales for the three-month ended December 31, 2000 compared to $486,171 or 15.8% of net sales for the three-month ended December 31, 1999. The decrease in officers and directors compensation and general and administrative expenses is manly due to the issuance of shares in the three-month period ended December 31, 1999.

     Interest expense decreased to $428,180 for the three-months ended December 31, 2000 compared to $2,949,697 for the three-months ended December 31, 1999. This decrease is primarily due the lack of interest expense for amortization of Debenture issuance cost and Conversion Benefit in the three-month period ended December 31, 2000.

   (b)SIX-MONTH PERIOD ENDED DECEMBER 31, 2000 COMPARED TO SIX-MONTH PERIODS ENDED DECEMBER 31, 1999

  RESULTS OF  OPERATIONS

     Net sales amounted to $9,640,754 for the six-month period ended December 31, 2000, compared to $6,957,028 for the six-month period ended December 31, 1999, an increase of $2,683,726, or 38.58% form the six-month period ended December 31, 1999. The 38.58% increase in net sales was manly due to the sale of ddR-Systems increasing by 184.98% or $4,036,321 and Information Solutions
increasing 1,134,08% or $1,487,350. This significant increase was offset by a decrese in conventional x-ray of 87.35% ($751,942) and conventional OEM-Business of 65.41% ($1,887,782). The decrease in conventional x-ray and conventional OEM-Business is due to the Company's conscious effort of promoting sales of ddR-Systems with a corresponding decline of interest in sales of conventional x-ray and conventional OEM-Business.

     Gross profit amounted to $2,365,149 or 24.53% of net sales for the six-month period ended December 31, 2000, compared to $1,624,466 or 23.35% of net sales for the six-month period ended December 31, 1999. The increase in gross profit as a percentage of net revenues is attributable to the fact that the percentage of sales of ddRMulti-Systems to total sales increased to 64.5% of total sales for the six-month period ended December 31, 2000 from 31.36% for the six-month period ended December 31, 1999.

     Operating expenses were $7,127,497, or 73.93% of net revenues, for the six-month period ended December 31, 2000, compared to $10,304,079, or 148.1% of net revenues for the six-month period ended December 31, 1999. The principle items were salaries (net of officers and directors compensation) of $2,105,732 or 21.84% of net sales for the six-month period ended December 31, 2000 compared to $2,423,131 or 34.83% of net sales for the six-month period ended December 31, 1999 and selling expenses of $2,106,124 or 21.85% of net sales for the six-month period ended December 31, 2000 compared to $2,372,488 or 34.1% of net sales for the six-month period ended December 31, 1999. Research and development expenses were $1,338,489 or 13.88% of net sales for the six-month period ended December 31, 2000 compared to $895,072 or 12.87% of net sales for the six-month period ended December 31, 1999. Officers and directors compensation was $ 328,908 or 3.41% of net sales for the six-month period ended December 31, 2000 compare to $2,425,390 or 34.86% of net sales for the six-month period ended December 31, 1999, general and administrative expenses were $351,880 or 3.65% of net sales for the six-month period ended December 31, 2000 compared to $921,881 or 13.25% of net sales for the six-month period ended December 31, 1999 and other operating expenses were $236,217 or 2.45% of net sales for the six-month ended December 31, 2000 compared to $571,720 or 8.22% of net sales for the six-month ended December 31, 1999. The decrease in officers and directors compensation and general and administrative expenses is manly due to the issuance of shares in the six-month period ended December 31, 1999.

     Interest expenses decreased to $1,573,769 for the six-months ended December 31, 2000 compared to $5,368,310 for the six-months ended December 31, 1999. This decrease is primarily due the lack of interest expense for amortization of Debenture issuance cost and Conversion Benefit in the six-month period ended December 31, 2000.

FINANCIAL CONDITION

December 31, 2000 compared to June 30, 2000

     Total assets of the Company on December 31, 2000 decreased by $4,436,662 to $20,946,352 from $25,383,014 on June 30, 2000, primarily due to the decrease of current assets. Current assets decreased $4,522,278 to$9,309,223 on December 31, 2000 from $13,831,501 on June 30, 2000. The decrease in current assets is attributable to the decrease of cash and cash equivalents of $1,390,151, restricted cash of $1,385,600, accounts receivable of $1,175,356 and the decrease in prepaid expenses and sundry receivables of $397,838 and inventory of $173,333. Other assets decreased $12,569 to $5,238,328 on December 31, 2000 from $5,250,897 on June 30, 2000. The decrease is attributable to the amortization of the licensing agreement, patents & trademark,software development cost and the goodwill being offset by an increase in loan receivable affiliates.

     On December 31, 2000, the Company had total liabilities of $12,475,263 compared to $35,704,030 on June 30, 2000. On December 31, 2000, current liabilities were $12,094,582 compared to $21,233,649 on June 30, 2000. Working capital at December 31, 2000 was $(2,785,359) compared to $(7,402,148) at June30, 2000.

CASH FLOW AND CAPITAL EXPENDITURES SIX MONTH PERIOD ENDED DECEMBER 31, 2000 COMPARED TO SIX MONTH PERIOD ENDED DECEMBER 31, 1999.

     Cash used for operating activities for the six months ended December 31, 2000 was $2,308,589 compared to $5,451,822 for the six months ended December 31, 1999. Cash used for investing activities was $388,064 for the six months ended December 31,2000 compared to $524,012 for the six months ended December 31,1999. Cash flow from financing activities for the six months ended December 31, 2000 was $1,599,723 compared to cash flow of $8,327,906 for six months ended December 31, 1999.

LIQUIDITY

     The Company anticipates that its use of cash will be substantial for the foreseeable future. In particular, management of the Company expects substantial expenditures in connection with the production of the planned increase of sales, the continuation of the strengthening and expansion of the Company's marketing organization and, to a lesser degree, ongoing research and development projects. The Company expects that funding for these expenditures will be available out of the Company's, future cash flow.

     The availability of sufficient future cash flow will depend to a significant extent on the marketability of the Company's ddR-Systems. Absent sufficient cash flow to satisfy Company requirements, it may be necessary for the Company to attempt to secure some form of financing and there can be no assurance as to whether such financing will be available on terms satisfactory to management.

     Reference is herewith made to the Company's Form 10-K for fiscal year ended June 30, 2000 and in particular to the Mangagement's Discussion and Analysis section thereof which summarizes most recent financing activities.


     The Company has not engaged in any additional financing activities during the quarter ended December 31, 2000 except for a $3,000,000 purchase order financing concluded in December 2000 and January 2001. Additionally, during the quarter ended December 31, 2000 the Company engaged in an Exchange Agreement (which did not result in the Company receiving any funds) between certain former Selling Shareholders and a new Selling Shareholder as more specifically described in Form 8-K and exhibits thereto with date of report of December 29, 2000 as filed January 12, 2001.

EFFECT OF CURRENCY ON RESULTS OF OPERATIONS

     The result of operations and the financial position of the Company's subsidiaries outside of the United States is reported in the relevant foreign currency (primarily in Swiss Francs) and then translated into US dollars at the applicable foreign exchange rate for inclusion in the Company's consolidated financial statements. Accordingly, the results of operations of such subsidiaries as reported in US dollars can vary significantly as a result of changes in currency exchange rates (in particular the exchange rate between theSwiss Franc and the US dollar).

Item  3.   Quantitative  and  Qualitative Disclosures About Market Risk

           Not Applicable

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings

      A. DISPUTE WITH GARY J. DURDAY ("DURDAY"), KENNETH R. MONTLER ("MONTLER") AND MICHAEL E. HARLE ("HARLE"). On July 17, 1998, two legal proceedings were commenced by Swissray, and two of its subsidiaries against Durday, Montler and Harle. Harle and Montler are former Chief Executive Officers of Swissray Medical Systems Inc. and Swissray Healthcare Inc., respectively, and Durday is the former Chief Financial Officer of both of those companies. Each of them was employed pursuant to an Employment Agreement dated October 17, 1997. In addition, these three individuals were owners of a company by the name of Service Support Group LLC ("SSG"), the assets of which were sold to Swissray
Medical Systems Inc. pursuant to an Asset Purchase Agreement dated as of October 17, 1997, whereby Messrs. Durday, Montler and Harle received, among other consideration, 33,333 shares of Swissray's common stock, together with a put option entitling these individuals to require Swissray to purchase any or all of such shares at a purchase price equal to $45.00 per share (on or after June 30, 1998 and until April 16, 1999).

      On July 17, 1998, Swissray and its subsidiaries, Swissray Medical Systems Inc. and Swissray Healthcare Inc. commenced an arbitration proceeding before the American Arbitration Association in Seattle, Washington (Case No. 75 489 00196 98) alleging that Messrs. Durday, Montler and Harle fraudulently induced Swissray and its subsidiaries to enter into the above referenced Asset Purchase Agreement and otherwise breached that Agreement. The relief sought in the arbitration proceeding was the recovery of damages suffered as a result of this alleged wrongful conduct and a rescission of the put option provided for in the Asset Purchase Agreement. Messrs. Durday, Montler and Harle responded to the allegations made in the arbitration proceeding and asserted counterclaims against Swissray and its subsidiaries claiming a breach by them of their obligations under the Asset Purchase Agreement and other relief. The arbitration took place in Seattle on January 8-10,1999; the proceeding concluded on January 27, 1999 after the submission of post-hearing briefs. On February 23, 1999, the Arbitrator issued his ruling, awarding Messrs. Durday, Montler and Harle $1,500,000 and ordering them to surrender all rights to 33,333 shares of Swissray common stock. On February 26, 1999, Swissray and Swissray Medical Systems Inc. filed a petition in Supreme Court, New York County (Index No.99/104017) to vacate the above referenced arbitration award. By order dated July 8, 1999 such motion was denied and the court confirmed the aforesaid arbitration award.

      In addition to the above referenced arbitration proceeding, Swissray and its subsidiaries commenced an action against Messrs. Durday,Montler and Harle in the Supreme Court of the State of New York, County of New York,alleging that these individuals breached the obligations undertaken by them in their respective Employment Agreements. Further, Messrs. Durday, Montler
and Harle commenced an action in Superior Court in Pierce County, Washington(September 1998 under Cause No. 98-2-10701-0), and asked that Court to adjudicate the issues raised in the above referenced New York State Courtaction. Swissray filed applications in both the Washington and New York litigations urging that,because the action was first filed in New York, the New York court, rather than the Washington court, should decide where the litigation should proceed. Messrs. Durday, Montler and Harle initially opposed that position and urged the Washington State court to adjudicate all issues, but subsequently withdrew their opposition to Swissray's application and consented to a stay of all further proceedings in the Washington State court action until after the New York court had reached a decision as to whether it or the Washington court is the proper forum for litigation of the parties' dispute. By order dated June 1, 1999 filed in the Supreme Court of the State of New York,County of New York (Index No. 603512/98) Messrs. Durday, Montler and Harle's motion for an order dismissing Swissray's complaint (on the ground of forum nonconveniens) was granted. The aforesaid action commenced by Messrs. Durday,Montler and Harle in Pierce County, Washington, remained pending.

     Parties to each of the aforesaid proceedings thereafter entered into settlement negotiations resulting in Swissray agreeing to pay $1,500,000 as and for full settlement of all outstanding claims; such settlement agreement having been executed on August 31,1999.In accordance with such settlement agreement the Company was required and has since paid the sum of $1,000,000 and is further obligated to pay (in accordance with the terms of an August 31, 1999 promissory note and over a period of 24 consecutive months) an aggregate of $500,000 with interest at the rate of 9% per annum.Payments with respect to such promissory note have been and remain current.

     B. DISPUTE WITH J. DOUGLAS MAXWELL. On or about July 1, 1999 an action was commenced in the Supreme Court, State of New York, County of New York (Index No. 113099/99) entitled J.Douglas Maxwell ("Maxwell")against Swissray International, Inc.("Swissray"), whereby Maxwell is seeking judgment in the sum of $380,000 based upon his interpretation of various terms and conditions contained in an Exchange Agreement between the parties dated July 22, 1996 and a subsequent Mutual Release and Settlement Agreement between the parties dated June 1, 1998. Swissray has denied the material allegations of Maxwell's complaint and has asserted three affirmative defenses and two separate counterclaims seeking
(amongst  other  matters)  dismissal  of  the  complaint  and  recision  of  the
settlement    agreement.   An  order  was  made  on  July  24, 2000 granting  to
Maxwell partial summary judgement on portion of his claim for approximately $320,000 plus interest. The court is presently considering Maxwell's application for judgement on the balance of his claim and Swissray's application for dismissal of that portion of plaintiff's claim.

Item 2. CHANGES IN SECURITIES

        None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

        None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY  HOLDERS

     The Company held its Annual Meeting of Stockholders for fiscal year ended June 30, 2000 on November 30, 2000. With proxies being received for in excess of 95% of all shares entitled to vote, stockholders elected each of the 5 nominees to the Company's Board of Directors by an overwhelming majority of all votes cast.

     Stockholders also approved the appointment of Feldman Sherb & Co., P.C. as independent auditors for fiscal year ended June 30, 2001 and approved the proposal to adopt the Company's 2001 Stock Option Plan.

     The Company currently intends to hold its Annual Meeting of Stockholders for fiscal year ended June 30, 2001 during the fourth quarter of the current calendar year.

Item  5. OTHER  INFORMATION

         In December 2000 the Company issued, to its employees, an aggregate of 2,548,500 options to purchase up to 2,548,500 shares of Company common stock. Of such 2,548,500 options 91,000 were issued from the Company's 1999 Non-Statutory Stock Option Plan (which 91,000 options represented the balance of then unissued options) and 2,457,500 were issued from the Company's 2000 Plan (leaving a balance of 1,542,500 unissued options). In each instance the options are exercisable at $0.35 per share; the bid price on the date of grant. With the exception of 1,200,000 options granted which 1,200,000 options are immediately exercisable and expire June 30, 2003, the balance of 1,348,500 options are exercisable only during such period of time as the option holder is employed by the Company and then further subject to the following limitations:

         No more than fifty percent (50%) commencing June 30, 2001 and assuming employment on such commencement date with the balance of unexercised options being exercisable commencing January 1, 2002 through June 30, 2003, subject to option holder being in the Company's employ at the time of exercise.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) None

        (b)  Reports  on  Form  8-K

             8-K with date of report of December 29, 2000 together with exhibits as filed January 12, 2001.

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

Date:  February 12, 2001