Form 10-Q
period 2001-03-31
SWISSRAY INTERNATIONAL INC
filed 2001-05-09
CIK 1002137

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: March 31, 2001

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

The number of shares outstanding of each of the registrant's classes of common stock, as of May 3, 2001 is 84,604,775 shares, all of one class of $.01 par value common stock.

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

                           SWISSRAY INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                     March 31,         June 30,
                                                       2001              2000
                                                    (Unaudited)
                                                 -------------------------------

CURRENT ASSETS
Cash and cash equivalents                         $   2,116,373    $  3,011,183
Restricted cash                                           -           1,385,600
Notes receivable - short-term                           300,000         300,000
Accounts receivable, net of allowance for doubtful
accounts of $76,881 and $170,883                      2,418,618       3,185,399
Inventories                                           5,643,947       4,637,152
Prepaid expenses and sundry receivables               1,434,021       1,312,167
                                                 -------------------------------
Total Current Assets                                 11,912,959      13,831,501
                                                 -------------------------------

PROPERTY AND EQUIPMENT, at cost                       6,285,809       6,300,616
                                                 -------------------------------


OTHER ASSETS
Loan receivable affiliiates                           1,021,177         768,647
Licensing agreement                                   2,234,958       2,607,451
Patents and trademarks                                  152,136         171,866
Software develompent costs                              185,368         256,380
Security deposits                                        32,529          36,873
Goodwill                                              1,264,681       1,409,680
                                                 -------------------------------
TOTAL OTHER ASSETS                                    4,890,849       5,250,897
                                                 -------------------------------
Total Assets                                      $  23,089,617    $ 25,383,014
                                                 ===============================



                                       F 1

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt              $     166,395    $    229,700
Notes payable - banks                                 2,419,472       3,578,339
Notes payable - short-term                            3,111,736       1,352,502
Loan payable                                            113,336         119,885
Accounts payable                                      5,640,976       4,340,033
Accrued expenses                                      3,007,530      10,727,576
Restructuring                                              -            100,000
Customer deposits                                     1,155,750         785,614
                                                 -------------------------------
TOTAL CURRENT LIABILITIES                            15,579,195      21,233,649
                                                 -------------------------------

CONVERTIBLE DEBENTURES, net of conversion benefit          -         14,067,294
                                                 -------------------------------

LONG-TERM DEBT, less current maturities                  50,996          83,102
                                                 -------------------------------

COMMON STOCK SUBJECT TO PUT                             319,985         319,985
                                                 -------------------------------

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock                                            844,914         233,999
Additional paid-in capital                          112,145,249      88,207,532
Treasury stock                                       (2,040,000)     (2,040,000)
Deferred compensation                                      -           (998,399)
Accumulated deficit                                (101,928,237)    (94,130,543)
Accumulated other comprehensive loss                 (1,562,500)     (1,273,620)
Common stock subject to put                            (319,985)       (319,985)
                                                 -------------------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                  7,139,441     (10,321,016)
                                                 -------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $  23,089,617   $  25,383,014
                                                 ===============================



                                       F 2

                           SWISSRAY INTERNATIONAL INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        Nine Months Ended
                                                            March 31,
                                               ---------------------------------
                                                     2001              2000
                                                   Unaudited         Unaudited
                                               ---------------------------------

NET SALES                                       $ 14,378,418      $  12,393,655
COST OF SALES                                     10,435,413          9,372,120
                                               ---------------------------------
GROSS PROFIT                                       3,943,005          3,021,535
                                               ---------------------------------

OPERATING EXPENSES
Officers and directors compensation                  481,879          2,650,288
Salaries                                           3,025,177          3,153,332
Selling                                            2,880,856          3,364,935
Research and developent                            1,923,877          1,364,415
General and administrative                           490,928          1,320,325
Other operating expenses                             328,423            794,971
Bad debts                                              5,578             50,276
Depreciation and amortization                        995,837          1,025,967
                                               ---------------------------------
TOTAL OPERATING EXPENSES                          10,132,555         13,724,509
                                               ---------------------------------

LOSS BEFORE OTHER INCOME (EXPENSES)               (6,189,550)       (10,702,974)
                                               ---------------------------------

Other income (expenses)                              314,434            409,269
Interest expense                                  (1,815,128)        (7,276,519)
                                               ---------------------------------
OTHER INCOME (EXPENSES)                           (1,500,694)        (6,867,250)
                                               ---------------------------------

NET LOSS                                          (7,690,244)       (17,570,224)

Inputed Preffered Stock Dividend                    (107,450)              -
                                               ---------------------------------
Loss available to common shareholder's          $ (7,797,694)     $ (17,570,224)
                                               =================================

LOSS PER COMMON SHARE AVAILABLE TO SHAREHOLDERS $      (0.16)     $       (0.99)
                                               =================================

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                                47,656,704         17,807,655


                                       F 3

                           SWISSRAY INTERNATIONAL INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                      Nine Months Ended
                                                            March 31,
                                                       2001              2000
                                                   ----------        ----------
                                                    Unaudited        Unaudited

NET LOSS ...................................     $ (7,690,244)     $(17,570,224)
Other comprehensive loss, net of tax
         Foreign translation adjustment              (288,880)         (122,512)
                                                   ----------       -----------
Comprehensive loss                               $ (7,979,124)     $(17,692,736)
                                                   ==========       ===========
                                      F 4

                           SWISSRAY INTERNATIONAL INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       Three Months Ended
                                                             March 31,
                                               ---------------------------------
                                                      2001             2000
                                                   Unaudited        Unaudited
                                               ---------------------------------

NET SALES                                       $  4,737,664      $   5,436,627
COST OF SALES                                      3,159,808          4,039,558
                                               ---------------------------------
GROSS PROFIT                                       1,577,856          1,397,069
                                               ---------------------------------

OPERATING EXPENSES
Officers and directors compensation                  152,971            224,898
Salaries                                             919,445            730,201
Selling                                              774,732            992,447
Research and development                             585,388            469,343
General and administrative                           139,048            398,444
Other operating expenses                              92,206            223,251
Bad debts                                              5,578             34,275
Depreciation and amortization                        335,690            347,571
                                               ---------------------------------
TOTAL OPERATING EXPENSES                           3,005,058          3,420,430
                                               ---------------------------------

LOSS BEFORE OTHER INCOME (EXPENSES)               (1,427,202)        (2,023,361)

Other income (expenses)                              (11,647)           388,780)
Interest expense                                    (241,359)        (1,908,209)
                                               ---------------------------------
OTHER INCOME (EXPENSES)                             (253,006)        (1,519,429)
                                               ---------------------------------

NET LOSS                                        $ (1,680,208)     $  (3,542,790)
                                               =================================

LOSS PER COMMON SHARE                           $      (0.02)     $       (0.17)
                                               =================================

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                                84,026,908         20,636,133




                                       F 5

                          SWISSRAY INTERNATIONAL INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                      Three Months Ended
                                                            March 31,
                                                       2001              2000
                                                   ----------        ----------
                                                    Unaudited        Unaudited

NET LOSS ...................................     $ (1,680,208)     $ (3,542,790)
Other comprehensive income (loss), net of tax
        Foreign translation adjustment                  4,341          (204,056)
                                                   ----------       -----------
Comprehensive loss                               $ (1,675,867)     $ (3,746,846)
                                                   ==========       ===========
                                      F 6

                          SWISSRAY INTERNATIONAL INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Nine Months Ended
                                                           March 31,
                                               -------------------------------
                                                      2001            2000
                                               -------------------------------
CASH FLOWS FROM OPERATING ACTIVITES
Net loss                                          $(7,690,244)   $(17,570,224)
Adjustment to reconcile net loss to net
 cash used by operating activities
 Depreciation and amortization                      1,054,833       1,080,732
 Provision for bad debts                              (94,002)        (44,997)
 Operating expenses through issuance of stock
  options and common stock to be issued                60,000       2,809,936
 Issuance of common stock in lieu of
  interest payments                                 3,508,562         270,250
 Interest expense on debt issuance cost and
  conversion benefit                                     -          2,931,061
 Interest expense on option value per black
  scholes                                                -          1,385,473
 Settelment expense paid through issuance of
  common stock                                                        675,000
 Amortization of deferred compensation                998,399       1,282,500

(Increase) decrease in operating assets:
 Accounts receivable                                  860,783      (2,011,842)
 Inventories                                       (1,006,795)      1,516,204
 Prepaid expenses and sundry receivables             (121,854)         26,741
Increase (decrease) in  operating liabilities:
 Accounts payable                                   1,264,943        (895,967)
 Accrued expenses                                  (1,220,046)      1,288,989
 Restructuring                                       (100,000)           -
 Customers deposits                                   370,136       1,783,396
                                                -------------------------------
NET CASH USED BY OPERATING ACTIVITIES              (2,115,285)     (5,472,748)
                                                -------------------------------
CASH FLOW FROM INVESTING ACTIVITIES
 Acquisition of proberty and equipment               (426,216)       (548,114)
 Other intangibles                                     (5,575)        (13,698)
 Security deposits                                      4,344          (8,498)
 Repayment of loan receivable                            -            (59,322)
                                                -------------------------------
NET CASH USED BY INVESTING ACTIVITIES                 (427,447)       (629,632)
                                                -------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from short-term borrowings                (1,158,867)         21,985
 Expenses related to debentures                           -         (1,063,059)
 Principal payment of short-term borrowings          1,689,380      (1,089,095)
 Principal payment of long-term borrowings             (32,106)        (15,248)
 Decrease in restricted cash                         1,385,600            -
 Loan receivable affiliates                           (252,530)           -
 Issuance of common stock for cash                     155,325       9,698,473
 Issuance of stock options for cash                    150,000       2,136,149
 Purchase of treasury stock                               -         (1,500,000)
                                                -------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                1,936,802       8,189,205

EFFECT OF EXCHANGE RATE ON CASH                       (288,880)       (122,512)
                                                -------------------------------
NET INCREASE (DECREASE) IN CASH                       (894,810)      1,964,313
CASH AND CASH EQUIVALENT - beginning of period       3,011,183       1,281,297
                                                -------------------------------
CASH AND CASH EQUIVALENTS - end of period          $ 2,116,373    $  3,245,610
                                                ===============================



                                       F 7

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

         (2)In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Registrant as of March 31, 2001 and the results of operations and cash flows for the interim period presented. Operating results for the nine months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year ending June 30, 2001.

         (3)INVENTORIES

               Inventories are summarized by major classification as follows:
                                          March 31,       June 30,
                                         ---------------------------
                                            2000             2000
                                         ----------       ----------

Raw materials, parts and supplies        $3,535,213       $2,682,558
Work in process                           1,401,574        1,295,575
Finished goods                              707,160          659,019
                                         ----------       ----------
                                         $5,643,947       $4,637,152
                                         ==========       ==========

Inventories are stated at lower of cost or market, with cost being determined on the first-in, first-out (FIFO) method. Inventory cost includes material, labor, and overhead.

         (4)Common Stock - On January 4, 2001, the Company converted $9,700 of convertible debentures into 26,514 shares of the Company's common stock.

                           During  the   quarter  options  were  converted  into
150,000 shares of the Company's common stock at a conversion rate of $1 per share.

                           During  the  quarter  481,035  shares of common stock
were issued for penalties and accrued interest on debentures.

                                       F 8

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

   (a)THREE-MONTH PERIOD ENDED MARCH 31, 2001 COMPARED TO THREE-MONTH PERIOD ENDED MARCH 31, 2000

     Net sales amounted to $4,737,664 for the three-month period ended March 31, 2001, compared to $5,436,627 for the three-month period ended March 31, 2000, a decrease of $668,963, or 12.86% compared to the three-month period ended March 31, 2000. The 12.86% decrease in net sales was mainly due to the decrease in conventional x-ray sales of 70.81% ($388,045), conventional OEM-Business of 88.34% ($424,178), services of 41.64% ($194,657) and Information Solutions of
70.58% ($145,607). Sales of ddR-Systems increased by 12.14% or $453,524. The decrease in conventional x-ray and conventional OEM-Business is due to the Company's conscious effort of promoting sales of ddR-Systems with a corresponding decline of interest in sales of conventional x-ray and conventional OEM-Business.

     Gross profit amounted to $1,577,856 or 33.3% of net sales for the three-month period ended March 31, 2001, compared to $1,397,069 or 25.7% of net sales for the three-month period ended March 31, 2000. The increase in gross profit as a percentage of net revenues is attributable to the fact that the percentage of sales of ddRMulti-Systems to total sales increased to 88.4% of total sales for the three-month period ended March 31, 2001 from 68.69% for the three-month period ended March 31, 2000.

     Operating expenses were $3,005,058, or 63.43% of net revenues, for the three-month period ended March 31, 2001, compared to $3,420,430,or 62.91% of net revenues for the three-month period ended March 31, 2000. The principal items were salaries (net of officers and directors compensation) of $919,445 or 19.41% of net sales for the three-month period ended March 31, 2001 compared to $730,201 or 13.43% of net sales for the three-month period ended March 31, 2000 and selling expenses of $774,732 or 16.35% of net sales for the three-month period ended March 31, 2001 compared to $992,447 or 18.25% of net sales for the three-month period ended March 31, 2000. Research and development expenses were $585,388 or 11.36% of net sales for the three-month period ended March 31, 2001 compared to $469,343 or 8.63% of net sales for the three-month period ended March 31, 2000. Officers and directors compensation was $152,971 or 3.23% of net sales for the three-month period ended March 31, 2001 compared to $224,898 or 4.14% of net sales for the three-month period ended March 31, 2000, general and administrative expenses were $139,048 or 2.93% of net sales for the three-month period ended March 31, 2001 compared to $398,444 or 7.33% of net sales for the three-month period ended March 31, 2000 and other operating expenses were $92,206 or 1.95% of net sales for the three-month ended March 31, 2001 compared to $223,251 or 4.11% of net sales for the three-month ended March 31, 2000.

     Interest expense decreased to $241,356 for the three-months ended March 31, 2001 compared to $1,908,209 for the three-months ended March 31, 2000. This decrease is primarily due the lack of interest expense for amortization of Debenture issuance cost and Conversion Benefit in the three-month period ended March 31, 2001.

   (b)NINE-MONTH PERIOD ENDED MARCH 31, 2001 COMPARED TO NINE-MONTH PERIOD ENDED MARCH 31, 2000

  RESULTS OF  OPERATIONS

     Net sales amounted to $14,378,418 for the nine-month period ended March 31, 2001, compared to $12,393,655 for the nine-month period ended March 31,2000, an increase of $1,984,763, or 16.01% from the nine-month period ended March 31, 2000. The 16.01% increase in net sales was mainly due to the sales of
ddR-Systems increasing by 75.59% or $4,489,843 and Information Solutions increasing 397.61% or $1,341,743. This significant increase was offset by a decrese in conventional x-ray of 80.92% ($1,139,986), services of 28.95% ($395,177) and conventional OEM-Business of 68.68% ($2,311,660). The decrease in conventional x-ray and conventional OEM-Business is due to the Company's conscious effort of promoting sales of ddR-Systems with a corresponding decline of interest in sales of conventional x-ray and conventional OEM-Business.

     Gross profit amounted to $3,943,005 or 27.42% of net sales for the nine-month period ended March 31, 2001, compared to $3,021,535 or 24.38% of net sales for the nine-month period ended March 31, 2000. The increase in gross profit as a percentage of net revenues is attributable to the fact that the percentage of sales of ddRMulti-Systems to total sales increased to 72.38% of total sales for the nine-month period ended March 31, 2001 from 47.74% for the nine-month period ended March 31, 2000.

     Operating expenses were $10,132,555, or 70.47% of net revenues, for the nine-month period ended March 31, 2001, compared to $13,724,509, or 110.74% of net revenues for the nine-month period ended March 31, 2000. The principal items were salaries (net of officers and directors compensation) of $3,025,177 or 21.04% of net sales for the nine-month period ended March 31, 2001 compared to $3,153,332 or 25.44% of net sales for the nine-month period ended March 31, 2000 and selling expenses of $2,880,856 or 20.04% of net sales for the nine-month period ended March 31, 2001 compared to $3,364,935 or 27.15% of net sales for the snine-month period ended March 31, 2000. Research and development expenses were $1,923,877 or 13.38% of net sales for the nine-month period ended March 31, 2001 compared to $1,364,415 or 11.01% of net sales for the nine-month period ended March 31, 2000. Officers and directors compensation was $481,879 or 3.35% of net sales for the nine-month period ended March 31, 2001 compared to $2,650,288 or 21.38% of net sales for the snine-month period ended March 31, 2000, general and administrative expenses were $490,928 or 3.41% of net sales for the nine-month period ended March 31, 2001 compared to $1,320,325 or 10.65% of net sales for the nine-month period ended March 31, 2000 and other operating expenses were $328,423 or 2.28% of net sales for the nine-month period ended March 31, 2001 compared to $794,971 or 6.41% of net sales for the nine-month period ended March 31, 2000. The decrease in officers and directors compensation and general and administrative expenses is mainly due to the issuance of shares in the nine-month period ended March 31, 2000.

     Interest expenses decreased to $1,815,128 for the nine-month period ended March 31, 2001 compared to $7,276,519 for the nine-month period ended March 31, 2000. This decrease is primarily due the lack of interest expense for amortization of Debenture issuance cost and Conversion Benefit in the nine-month period ended March 31, 2001.

FINANCIAL CONDITION

March 31, 2001 compared to June 30, 2000

     Total assets of the Company on March 31, 2001 decreased by $2,293,397 to $23,089,617 from $25,383,014 on June 30, 2000, primarily due to the decrease of current assets. Current assets decreased $1,918,542 to $11,912,959 on March 31, 2001 from $13,831,501 on June 30, 2000. The decrease in current assets is attributable to the decrease of cash and cash equivalents of $894,810, restricted cash of $1,385,600, and the decrease of accounts receivable of $766,781. Inventory and prepaid expenses and sundry receivables increased by $1,006,795 and $121,854 respectively. Other assets decreased $360,048 to $4,890,849 on March 31, 2001 from $5,250,897 on June 30, 2000. The decrease is attributable to the amortization of the licensing agreement, patents & trademark,software development cost and the goodwill being offset by an increase in loan receivable affiliates.

     On March 31, 2001, the Company had total liabilities of $15,950,176 compared to $35,704,030 on June 30, 2000. On March 31, 2001, current liabilities were $15,579,195 compared to $21,233,649 on June 30, 2000. Working capital at March 31, 2001 was $(3,666,236) compared to $(7,402,148) at June30, 2000.

CASH FLOW AND CAPITAL EXPENDITURES NINE MONTH PERIOD ENDED MARCH 31, 2001 COMPARED TO NINE MONTH PERIOD ENDED MARCH 31, 2000.

     Cash used for operating activities for the nine-month period ended March 31, 2001 was $2,115,285 compared to $5,472,748 for the nine-month period ended March 31, 2000. Cash used for investing activities was $427,447 for the nine-month period ended March 31, 2001 compared to $629,632 for the nine-month period ended March 31, 2000. Cash flow from financing activities for the nine-month period ended March 31, 2001 was $1,936,802 compared to cash flow of $8,189,205 for nine-month period ended March 31, 2000.

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

     The Company has not engaged in any additional financing activities during the quarter ended March 31, 2001 except for a $3,000,000 purchase order financing concluded in December 2000 and January 2001. Additionally, during the quarter ended March 31, 2001 the Company engaged in an Exchange Agreement (which did not result in the Company receiving any funds) between certain former Selling Shareholders and a new Selling Shareholder as more specifically described in Form 8-K and exhibits thereto with date of report of December 29, 2000 as filed January 12, 2001.

     During the quarter ened March 31, 2001 the Company entered into negotiations with an unaffiliated third party pursuant to which an agreement in principal was reached as relates to an Equity Line of Credit of up to $15,000,000 over a period of 30 months subject to various terms and conditions including the Company's receipt of stockholder approval authorizing an increase in the number of authorized shares of Company common stock, which authority and increase is necessary in order to have sufficient shares of Company common stock available under the terms of the Private Equity Credit Agreement ("Agreement"). Once all terms are agreed to and the Agreement finalized and executed the Company intends to file a Form 8-K with the SEC with respect thereto.

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

     B. DISPUTE WITH J. DOUGLAS MAXWELL. On or about July 1, 1999 an action was commenced in the Supreme Court, State of New York, County of New York (Index No. 113099/99) entitled J.Douglas Maxwell ("Maxwell")against Swissray International, Inc.("Swissray"), whereby Maxwell is seeking judgment in the sum of $380,000 based upon his interpretation of various terms and conditions contained in an Exchange Agreement between the parties dated July 22, 1996 and a subsequent Mutual Release and Settlement Agreement between the parties dated June 1, 1998. Swissray has denied the material allegations of Maxwell's complaint and has asserted three affirmative defenses and two separate counterclaims seeking
(amongst other matters) dismissal of the complaint and recision of the settlement agreement. An order was made on July 24, 2000 granting to Maxwell partial summary judgement on portion of his claim for approximately $320,000 plus interest. Maxwell's application for judgement on the balance of his claim has been dismissed.

Item 2. CHANGES IN SECURITIES

        None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

        None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY  HOLDERS

     The Company currently intends to hold its Annual Meeting of Stockholders for fiscal year ended June 30, 2001 during the fourth quarter of the current calendar year.

Item  5. OTHER  INFORMATION

         None

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

Date:  May , 2001