Form 10-K
period 2001-06-30
SWISSRAY INTERNATIONAL INC
filed 2001-09-26
CIK 1002137

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 2001
                                       or

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

                  100 Grasslands Road, Elmsford, New York 10523
               (Address of Principal Executive Office) (Zip Code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The number of shares outstanding of each of the Registrant's classes of Common Stock, as of August 15, 2001 is 84,750,524 shares (1), all of one class of common stock, $.01 par value. Of this number a total of 26,805,353 shares having an aggregate market value of $15,145,024, based on the closing price of the Registrant's common stock of $0.565 on August 15, 2001 as quoted on the Electronic Over-the-Counter Bulletin Board ("OTC"), were held by non-affiliates* of the Registrant.

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 84,750,524 shares as of August 15, 2001.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933.

None excepting for the incorporation by reference of the Company's Form S-1 Registration Statement (under File Number 333-55898 as declared effective March 9, 2001) and in particular those sections therein entitled "Risk Factors" (which is herewith incorporated by reference to Part I, Item 1, of this Form 10-K) and "Market Prices and Dividend Policy" subsection entitled "Nasdaq Delisting" (which is herewith incorporated by reference into Part II, Item 5, of this Form 10-K).

                                TABLE OF CONTENTS
                                                                         Page
                                                                        Number
PART I

Item 1.   Business                                                         4

Item 2.   Properties                                                      24

Item 3.   Legal Proceedings                                               24

Item 4.   Submission of Matters to a Vote of Security Holders             26

PART II

Item 5.   Market For Registrant's Common Equity and Related
          Stockholder Matters                                             27

Item 6.   Selected Financial Data                                         29

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             30

Item 7a.  Quantitative and Qualitative Disclosures About Market
          Risk                                                            39

Item 8.   Financial Statements and Supplementary Data                  F-1-F-22

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                             40

PART III

Item 10.  Directors and Executive Officers of the Registrant              40

Item 11.  Executive Compensation                                          42

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                                      49

Item 13.  Certain Relationships and Related Transactions                  51

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K                                             52

SIGNATURES                                                                53

SUPPLEMENTAL INFORMATION                                                  54

                                     PART I

ITEM 1.           BUSINESS

Background Summary

     The Registrant was incorporated under the laws of the State of New York on January 2, 1968 under the name CGS Units Incorporated. On June 15, 1994, the Registrant merged with Direct Marketing Services, Inc. and changed its name to DMS Industries, Inc. In May of 1995 the Registrant discontinued the operations then being conducted by DMS Industries, Inc. and acquired all of the outstanding securities of SR Medical AG, a Swiss corporation engaged in the business of manufacturing and selling X-ray equipment, components and accessories. On June 5, 1995 the Registrant changed its name to Swissray International, Inc. The Registrant's operations are being conducted principally through its wholly owned subsidiaries, Swissray Medical AG (formerly known as SR Medical Holding AG and SR Medical AG) a Swiss corporation and its wholly owned subsidiaries Swissray GmbH (formerly known as Swissray (Deutschland) Rontgentechnik GmbH and SR Medical GmbH), a German limited liability company and Swissray Romania SRL as well as through the Company's other wholly owned Delaware subsidiaries, Swissray America, Inc. and Swissray Information Solutions, Inc.

     Swissray Medical AG acquired all assets and liabilities, effective July 1998, of its wholly owned subsidiaries, SR Medical AG (known as Teleray AG until renamed in February 1998, a Swiss corporation and Teleray Research and Development AG, a Swiss corporation. Swissray Medical AG also absorbed all assets and liabilities of the Company's other wholly owned subsidiary SR Management AG (formerly SR Finance AG), a Swiss corporation.

     Effective as of September 10, 2001 Swissray Medical Systems, Inc., a Delaware corporation (formerly Swissray America Corporation), Swissray Healthcare, Inc. and Empower Inc., a New York corporation, merged into Swissray America Inc., a Delaware corporation. Unless otherwise specifically indicated, all references hereinafter to the "Company" refer to the Registrant and its subsidiaries.

     The Company and its predecessors have been in the business of manufacturing and selling X-ray equipment in Switzerland and Germany since 1988. Beginning in 1991, the Company's predecessors began to expand into other markets in Europe, the Middle East and Asia. In 1992, SR Medical AG entered into a first Original Equipment Manufacturing ("OEM") Agreement with Philips Medical Systems GmbH ("Philips Medical Systems") providing for the manufacturing of a multi-radiography system ("MRS"). In 1996, this agreement was replaced with a new OEM Agreement ("Philips OEM Agreement") which provides for the manufacturing of the Bucky Diagnost TS bucky table in addition to the MRS System. Simultaneously, the Company developed the first SwissVision(R) post-processing system which was able to convert analog images obtained in fluoroscopy into digital information. Beginning in 1993, the Company began the development of direct digital X-ray technology for medical diagnostic purposes. This is currently the Company's primary focus (as opposed to the further development and/or sale of conventional X-ray equipment).

     With respect to information regarding the Company acquisition of Empower Inc. and Service Support Group LLC on April 1, 1997 and October 17, 1997 respectively and subsequent litigation resulting therefrom, reference is herewith made to Item 1 subsections entitled "Sale of Substantially All of the Assets of Empower, Inc." and "Acquisition of Substantially All of the Assets of Service Support Group LLC" respectively as well as to Item 3 "Legal Proceedings"

     In October 1999 the Company was awarded a purchase order for 32 of its direct digital Radiography Systems from the Romanian Ministry of Health for its multifunctional ddRMulti, valued at over US$13,800,000. Installation was made in various hospitals throughout Romania. The initial payment aggregating 15% of the aforesaid total proceeds (i.e., $2,070,000) was received by the Company in early

March 2000. The Company sold 25 of the 32 ddRMulti through close of its fiscal year ended June 30, 2000 while the balance of 7 Systems were sold through August 2000 with the Company receiving the full balance of $11,730,000 by such date.

     In October, 2000 the Romanian Ministry of Health ordered 30 ddR Chest valued at more than $7,000,000 which were all subsequently sold. By virtue of the extent and nature of these contracts, the Romanian Ministry of Health is currently the Company's single largest customer.

     The Company's primary focus is currently on direct digital radiography ("ddR") as opposed to conventional X-ray equipment. In that regard the Company's German subsidiary (Swissray GmbH, Wiesbaden, Germany) and Swissray Medical AG sold their conventional X-ray business divisions in March 2000 and June 2000 respectively to an unaffiliated third party in order to more extensively focus upon sales and marketing of ddR equipment. The March 2000 transaction principally consisted of the sale of inventory and equipment (at costs approximating $53,000) and the purchaser's agreement to assume certain fixed costs (approximating an additional $32,000) while the June 2000 transaction resulted in the sale of customer base for approximately $200,000. There was no gain or loss to the Company as a result of this transaction.

     Notwithstanding the above referenced March 2000 sale of the conventional X-ray division, management of the Company does not have any current plans to sell its conventional OEM business.

     The dollar amount of sales from conventional X-ray Systems for the fiscal years ended June 30, 2001, June 30, 2000 and June 30, 1999 were $268,842,
$1,803,716 and $2,664,722 respectively. The dollar amount of sales from conventional OEM business for the fiscal years ended June 30, 2001, June 30, 2000 and June 30, 1999 were $1,054,172, $3,883,257 and $9,806,402 respectively.

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

     X-rays were discovered in 1895 by Wilhelm Konrad Rontgen. Shortly thereafter, X-ray imaging found numerous applications for medical diagnostic and non-medical purposes. Today, medical X-ray imaging is a fundamental tool in bone and soft tissue diagnosis. X-ray diagnosis is primarily used in orthopedics, traumatology, gastro-enterology, angiography, urology, pulmology, mammography and dentistry. The principal elements of a diagnostic X-ray system are the X-ray generator, the X-ray tube and the bucky device. The generator produces high tension, which is converted into X-rays in the X-ray tube. The X-rays so created then penetrate a patient's body and subsequently expose a film contained in the bucky device. Following exposure, the film is chemically processed and dried in a dark room. A typical room used for general X-ray examinations (bucky room) contains an X-ray system which includes a table with a bucky device for examinations of recumbent patients (bucky table) and a wall stand with a second bucky device for examinations of sitting and standing patients (bucky wall stand).

     The film used in conventional X-ray systems has certain inherent disadvantages, including the significant amount of time and operating expenses associated with the handling, processing and storage thereof, the need for chemicals to develop films and the environmental concerns related to their disposal. Additional expenses and inconveniences arise in connection with the storage, duplication and transportation of conventional films. The following X-ray systems have been developed to overcome these disadvantages: scanning devices, phosphor plate or Computed Radiography(TM) ("CR") Systems and ddR
Systems. Scanning devices are used to convert existing X-ray images into a digital form. While the use of scanning devices permits the electronic storage, retrieval and transmission of X-ray images, they do not eliminate the other inconveniences of conventional film and add time and expenses associated with the scanning process.

In a CR system the film cassette is replaced with a phosphor plate which is electrically charged by X-rays. The electrical charges on this phosphor plate are then converted into digital information by a laser scanner. Although this system has the advantage that the phosphor plates are reusable and the inconveniences related to the development of X-ray films are eliminated, it does not achieve instant images and a significant amount of time and operating expenses are required in connection with the handling and scanning of the phosphor plates. Additional expenses arise due to the fact that phosphor plates have a limited lifespan.

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

Products

     The Company's marketing strategy is to offer its customers a complete package of products and services in the field of radiology, including equipment, accessories and related services such as consulting and after-sales services. The Company's products include some conventional X-ray equipment for diagnostic purposes other than mammography and dentistry and a full line of ddR Systems for any application in direct digital Radiography as well as the SwissVision(R) line of DICOM 3.0/IHE compatible postprocessing work stations operating on a Windows NT/2000 platform. Currently, most of the Company's X-ray equipment is manufactured and developed in Switzerland. On March 8, 1999 Swissray Medical AG, the Company's Swiss research and development, production and marketing subsidiary became ISO 9001 and EN 46001 certified. Appendix II for CE - Certification was completed in December 1999 thus allowing the Company to use the CE- Label, including the medical device numbers for all products manufactured and/or sold through the Company. See also "Products - Distribution of Agfa Products", "New Products" and "Regulatory Matters".

     Direct Digital Systems (ddR)/SwissVision

     The ddR line of products (which includes the ddRMulti, ddRCombi, ddRModulaire and ddRChest) and a SwissVision(R) workstation for the postprocessing of digital image data and the transfer of such data through central networks or via telecommunications systems, are complete multi-functional direct digital X-ray systems. All ddR Systems use the Company's AddOn Bucky(R) as the digital detector. The AddOn Bucky(R) is able to make available an X-ray image in a direct digital way for diagnostic study within seconds. As a consequence, the efficiency and the throughput of the bucky room can be increased. The Company believes that a significant advantage of the Company's ddR Systems is the fact that a variety of X-ray examinations can be made with the use of only one digital detector, the most expensive part of an X-ray system using direct digital technology. See also "New Products" hereinafter.

     During the 100 years in which X-ray imaging has been used for medical purposes, there has been a continuous trend to improve image quality, to reduce the radiation dose and to improve the ergonomic features of X-ray equipment. Management believes that the ddR technology developed by the Company will take this development to the next level because the ergonomically advanced ddR Systems provide excellent image quality with minimal radiation doses and at the same time reduce operating expenses through the elimination of films, cassettes or phosphor plates and the handling, development and storage thereof.

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

The workstations operate on a Windows NT/2000 platform and are DICOM 3.0/IHE compatible. The Company is also offering products and services related to networking and electronic distribution of digital X-ray images.

     Conventional X-Ray Equipment, Imaging Systems, Components and Accessories

     The Company manufactures and sells conventional diagnostic X-ray equipment for radiological applications other than mammography and dentistry. In addition, the Company sells components and accessories for X-ray systems. In general, the components and accessories for X-ray equipment sold by the Company are manufactured by third parties.

     Original Equipment Manufacturing (OEM)

     On June 11, 1996, the Company entered into the Philips OEM Agreement which replaced the previous OEM Agreement with Philips Medical Systems, dated July 29, 1992. The Philips OEM Agreement provides for the production of two conventional X-ray systems, the Bucky Diagnost TS bucky table and a MRS, which is approved by the World Health Organization ("WHO") as a World Health Imaging System for Radiology ("WHIS-RAD"). As a result, the Company's MRS may be tendered in projects financed by the World Bank. Under the Philips OEM Agreement these two products are marketed worldwide by Philips Medical Systems through its existing distribution network. The initial term of the Philips OEM Agreement which would have expired December 31, 2000 was automatically extended (from year to year). Since entry into the initial OEM Agreement the parties have maintained a mutually satisfactory relationship. The Company continues to deal directly with Philips with respect to its MRS.

     Services

     The services offered by the Company include the installation and after-sales servicing of imaging equipment sold by the Company, consulting services, application training of radiographers, second line support for the Company's distributors as well as technical training on the different Systems.

     Distribution of Agfa Products

     In April of 1998 the Company entered into an OEM Agreement with Agfa for the distribution of the latter's laser imagers, dry printers and computed radiography systems. By virtue of having entered into such distribution agreement, the Company is able to offer a complete solution for a total digital radiology department. Both Company products and Agfa products are DICOM 3.0 compatible and can be used on a network or for point-to-point connections. Agfa, a leading worldwide manufacturer of imaging products and systems, is part of the Agfa-Gevaert Group, with Agfa-Gevaert being a wholly owned subsidiary of Bayer AG. The software license with Agfa is a worldwide, non-exclusive, non-transferable license to use and distribute the Agfa software in combination with the AddOn Bucky and is based upon certain purchase order requirements.

     New Products

                   1999 Introduction of ddRChest and ddRCombi

     To compliment its ddRMulti, the Company developed two new ddR Systems, each of which were initially introduced at the Radiological Society of North America ("RSNA") annual assembly held in Chicago in November 1999 and subsequently exhibited at the European Congress of Radiology ("ECR-2000") in March 2000 in Vienna, Austria. The Systems are known as the (a) ddRChest and (b) ddRCombi. Both Systems are based upon the patented technology of the ddRMulti. The ddRChest is a dedicated chest unit capable of taking all chest examinations in a direct digital format. The ddRCombi is a multi-functional system able to perform examinations on the seated, upright and recumbent patient, can be coupled with an automated or manual ceiling suspension or may be combined with an existing ceiling suspension unit. It is designed and suited for trauma and emergency room applications. Retail pricing on each of these two units approximates 80% of retail pricing for the Company's ddRMulti.

     The initial installation of a ddRCombi occurred in November 2000. An additional 11 ddRCombi were subsequently ordered with 9 having been installed through August 13, 2001.

     2000 Introduction of Five Additional New Products

     To further complete its ddRMulti and add to the two new ddR Systems referred to in the previous subsection, Swissray announced the introduction of five new products that were exhibited at RSNA 2000 held in Chicago during the last week of November 2000. These new products may be briefly summarized as follows:

         o ddRModulaire - a new system intended to lower the ddR price barrier which incorporates Swissray's patented, overlapping Quad-CCD detector into a new stand with a price comparable with detector-only retrofits offered by competitors while providing a complete entry level, multifunctional system for those within the medical/healthcare community with limited space and investment capital.

         o ddRFluoroscopy (work in progress) - designed to extend the clinical utility ddR by adding full motion imaging to complement the high resolution radiographic images already provided.

         o in order to meet special patient positioning needs of efficient, single detector ddR Systems, Swissray introduced two new tables. The IGS2000 (work in progress) - pedestal based table designed to provide positioning flexibility allows for head-to-toe horizontal coverage, tilts 90 degrees for upright imaging, pivots 90 degrees for decubitus exams and swings out of the way for chest radiography and the IGS1000 - a table that combines the convenience of a 4- way floating top with the flexibility of a portable table and

         o the OrthoVision - a package of clinical software tools optimized to meet special requirements of orthopedic radiology including image stitching to enable full length spine imaging for scoliosis studies.

Markets

     Product Markets

     The Company estimates that the global market for X-ray equipment and accessories is approximately $10 billion, 45% of which is in the United States, 26% in Western Europe, 19% in Japan and 10% in the rest of the world (Sources:
National Electrical Manufacturers Association; Market Line). The Company's principal markets for its X-ray equipment, components and accessories by country are Switzerland, the United States and Germany constituting 73%, 23% and 4% of the Company's sales during the fiscal year ended June 30, 1999 respectively and accounting for approximately 68.8%, 29.8% and 1.4% respectively of total sales during the fiscal year ended June 30, 2000. Included in the 68.8% indicated in business conducted in Switzerland is monies received as a result of contracts entered into with the Romanian Ministry of Finance due to the fact that the down payment received of approximately $2,070,000 was guaranteed by the Swiss Export Risk Guaranty ("ERG") with funding coming from ABN AMRO Bank, which financed the agreement. Business conducted in Switzerland, the United States and Germany accounted for approximately 53.3%, 45.3% and 1.4% respectively of total sales during fiscal year ended June 30, 2001. The Company believes that because of the need to bring medical services to Western standards, Eastern Europe continues to offer interesting opportunities as a market for the Company's conventional X-ray equipment and accessories. The Company has also been able to gain access to markets in Asia, the Middle East and Africa. See "-- Sales and Marketing."

     The Company believes that the principal markets for its direct digital X-ray equipment are located in North America and Western Europe, where the first sales of ddR Systems have been made. The Company submitted both its AddOn Bucky(R) and ddR Systems to the FDA for Section 510(k) clearance. On November 21, 1997, the Company's AddOn Bucky(R), the direct digital detector of the ddRMulti-System, received FDA clearance and on December 18, 1997 the Company's ddRMulti-System received FDA clearance; the Company thus receiving authorization to market the ddRMulti-System in the United States. The Company's ddRCombi, ddRChest and ddRModulaire received FDA clearance in January 2001. Having obtained the required clearance from the FDA, the Company now sells all the Systems in the United States through its subsidiaries and other channels including its U.S. distributors, Hitachi Medical Systems, Inc. and Marconi Healthcare Products. See "Business -- Regulatory Matters" and "Distribution Agreements - The Hitachi Agreement" and "The Marconi Agreement" hereinafter.

     The percentage of revenues for fiscal year ended June 30, 1999, June 30, 2000 and June 30, 2001 attributed to product markets amounted to 81.84%, 91.97% and 95.62% respectively.

     Service Markets

     The Company estimates that the worldwide market for services related to X-ray equipment, including maintenance management is approximately $44 billion, of which approximately $40.5 billion (or 92%) relate to after-sales services. The markets for maintenance management and capital planning amount to $3.4 billion or 8% of the total market for services related to X-ray equipment. The principal markets for after-sales services are the United States (45%), Western Europe (26%) and Japan (19%). The Company expects that as the installed base of X-ray equipment grows, the market for after-sales services will also expand. Additional growth may result from a general increase in the demand for such services. To date, a significant market for maintenance management and capital planning has only developed in the United States as a result of the impact of managed care plans and health maintenance organizations ("HMOs") on the health care industry. The Company expects that in the future there will be a similar trend in Europe, which may lead to the development of a market for such services in Europe. See "-- Products" and "-- Sales and Marketing." The Company currently intends to continue to concentrate its marketing efforts within Switzerland and the U.S. wherein approximately 98.6% of all Company sales were concluded during fiscal year ended June 30, 2000 (as compared to approximately 96% for fiscal year ended June 30, 1999), with Switzerland accounting for 68.8% of all sales and the U.S. accounting for 29.8% of such sales (with the balance of 1.4% of sales being conducted in Germany) as compared to 73%, 23% and 4% of Company sales for Switzerland, U.S. and Germany for fiscal year ended June 30, 1999. For the year ended June 30, 2001, 98.6% of all Company sales were from Switzerland and the United States; 53.3% from Switzerland, 45.3% from the United States and 1.4% from Germany and elsewhere. See also Note 16 to audited financial statements.

     The percentage of revenues for fiscal year ended June 30, 1999, June 30, 2000 and June 30, 2001 attributed to services amounted to 18.16%, 8.03% and 4.38% respectively.

Sales and Marketing

     The Company's customers are universities, hospitals, clinics and imaging centers. The Company markets its products and services primarily through its own sales force in the United States, Switzerland, Germany and Eastern Europe and through resellers in these and other markets in Europe, Middle East, Africa, Asia, and Latin America. See also "Distribution Agreements - The Hitachi Agreement" as relates to Hitachi's distribution of SRMI's ddR Systems to end users within certain defined territories within the U.S. and "The Marconi Agreement". The Company also offers products and services related to networking and electronic distribution.

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

         Contract with Department of Veteran Affairs

     In May 1998 Swissray Medical Systems, Inc., was awarded a contract from the Department of Veterans Affairs ("VA") for the ddRMulti-System, with the VA extending the contract until March 31, 2002. With the official contract award in hand, management has actively pursued sales to various VA hospitals, medical centers and outpatient community and outreach clinics throughout the United States. Since receipt of such award the Company has contracted for the sale of 7 ddR Systems (through June 30, 2001) to different government institutions.

     Distribution Agreements

     In October 1998 the Company entered into a distribution agreement with X-ray Inc. ("XRI"), Warwick, RI, whereby XRI distributed the Company's ddRMulti-System the territories of Connecticut, Rhode Island, Vermont, New Hampshire, Massachusetts and Maine until termination of this one year contract in October of 1999. The Company currently is conducting its own distribution within these areas.

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

     In February 1999 the Company announced entry into distribution agreements with three medical equipment suppliers for distribution in both domestic and international markets. These firms - Medika International Inc., of San Juan, Puerto Rico, Radiographic Equipment Services (RES) of San Diego, California, and H & H X-Ray Corporation of Lancaster, New York, agreed to distribute Swissray's ddRMulti-System. H&H X-Ray, which was to oversee sales in New York, Pennsylvania and Ohio has ceased business operations and the Company is currently conducting its own distribution in such areas. Similarly, the Company's contract with RES has terminated and the Company is conducting its own distribution.

     Medika, covers ddRMulti-System sales in Puerto Rico, the Caribbean, Mexico and selected South American markets. The original contract with Medika expired October 1999 and was automatically renewed through October 2000 and continues in effect subject to its original terms and conditions except that either party has the right to terminate the agreement with or without cause upon 30 days notice to the other party.

     In April of 1999 the Company entered into distribution agreements with (a) Linear Medical Systems, Inc. ("Linear") for the territory of Arizona and (b) Capital X-Ray, Inc. ("Capital") for the territories of Alabama and Mississippi. The Linear agreement expired in February 2000 and the Company is conducting its own distribution within the territory indicated while the Capital agreement was to have expired December 31, 1999, was initially renewed through July 31, 2000, further renewed through July 31, 2001 and again renewed through July 31, 2002.

     Representative sales of ddRMulti

     In July of 1998 the Company sold its ddRMulti-System, to the largest Diagnostic Out Patient Center in Warsaw, Poland, the Diagnostic Center Luxmed. This order represented Swissray's first sale within the Eastern European Market, complementing sales previously made in both Western Europe and the United States.

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

     In October 1999 the Company was awarded a purchase order for 32 of its ddR Systems from the Romanian Ministry of Health for its multifunctional ddRMulti-System, valued at over US$13,800,000. Installation was made in various hospitals throughout Romania, The initial payment aggregating 15% of the aforesaid total proceeds (i.e., approximately $2,070,000) was received by the Company in early March 2000. The Company sold 25 of the 32 ddRMulti-Systems through close of its fiscal year ended June 30, 2000 while the balance of 7
Systems were sold through August 2000 with the Company receiving the full balance of $11,730,000 by such date.

     In October 2000 Swissray entered into a further agreement with the Romanian Ministry of Health for the latter's purchase of 30 ddRChest-Systems in an agreement valued at more than $7,000,000 and guaranteed by the Swiss Export Risk Guaranty. Financing of the agreement was provided by ABN AMRO Bank. All 30 ddRChest-Systems were subsequently sold.


     The Hitachi Agreements

     In August of 1999 the Company signed a one year exclusive sales, marketing and service agreement with Hitachi Medical Systems America, Inc. (HMSA), a subsidiary of Hitachi Medical Corporation. Under the terms of the agreement HMSA provided sales, marketing, and service for the distribution of Swissray's ddRMulti-System to end users within certain defined territories within the United States.

     The defined territories referred to consisted of the entire U.S. excepting for (a) the states of Alabama, Arizona, Connecticut, Mississippi, Maine, Massachusetts, New York, Rhode Island, Vermont and New Hampshire, (b) a portion of New Jersey that includes the Atlantic City Expressway and north, (c) certain designated counties within the state of Pennsylvania, (d) the counties Orange and San Diego within the state of California, and (e) the Panhandle of Florida - Tallahassee west.

     Additionally, the Agreement contained provisions whereby additional exclusions existed with respect to various identified customers reserved to the Company principally due to the Company's prior contact with and/or dealings with such clientele.

     In addition HMSA utilized and promoted Swissray Information Solutions services and products consisting of consulting and product solutions for medical imaging informatics.

     In accordance with such agreement, the Company is required to provide and provided HMSA with service training, installation, technical support and spare parts. The Company also warranted to the End-User that its product (exclusive of product software) would be free from defects in material and workmanship at time of delivery to End-User and for a period of 12 months from date of completion of product installation.

     The initial term of the Agreement expired in August 2000 without either party seeking cancellation thereof and remained in effect subject to all of the terms and conditions as set forth therein during the period of time that the parties actively negotiated and subsequently entered into a new two (2) year sales, marketing and service agreement (Agreement) effective February 1, 2001.

     The new Agreement, in a manner similar to the terminated Agreement, contains provisions regarding (a) defined territories in the U.S. to which HMSA would market Company products, (b) certain additional exclusions with respect to various identified customers reserved to the Company and (c) service training, installation, technical support and spare parts provisions as well as a Company warranty to End-User - the latter in the same manner as indicated above with respect to the initial Agreement.

     The new Agreement also contained certain provisions (since excluded by way of amendment dated June 12, 2001 when the Company entered into a separate Distribution Agreement with the Health Care Products Division of Marconi Medical Systems, Inc.) see the Marconi Agreement, below. The aforesaid June 12, 2001 amendment also contained, in exchange for such exclusions, HMSA's waiver of the Company's prohibition from selling its products to certain U.S. customers with the exception of certain reserved accounts which did not exist in the prior Agreement, primarily relating to the fact that (a) the Company was to receive a "marketing fee" of $100,000 per annum payable in equal quarterly payments during the first year of the Agreement and (b) HMSA was obligated to purchase a minimum of 25 units during the first year of the Agreement.

     Product pricing for the second year of the Agreement is subject to adjustment based upon mutual agreement between the parties. Absent such agreement, the Agreement will automatically terminate on the last day of such year. Assuming mutual agreement with respect to items subject to renegotiation, the Agreement may be renewed for additional periods.

     The Marconi Agreement

     The principal reason for the Company entering into the above referenced modification to its ongoing HMSA agreement (see "The Hitachi Agreements", above) was to permit the Company to enter into a separate Distributor Agreement with the Health Care Products Division of Marconi Medical Systems, Inc. ("Marconi HCP"), which latter agreement required, as a condition to its effectiveness, that the Company terminate or amend certain existing Distributor Agreements to the extent necessary so as to permit the new Marconi HCP agreement to become effective. The Marconi HCP Distributor Agreement dated June 1, 2001 became effective as of June 15, 2001 - the date the Company's notification to Marconi HCP of its having concluded necessary amendments to existing Distributor Agreement(s).

     The Marconi HCP Distributor Agreement is to run for a period of three years during which period of time Marconi HCP is to act as a non-exclusive distributor of Company products in the U.S. Marconi HCP sells and services a wide variety of products in medical imaging and is considered to maintain a high quality sales and service work force which calls upon hospitals, medical facilities and imaging centers (i.e., potential end users of the Company's ddR products). Marconi HCP has agreed that during the term of the Distributor Agreement it will not market other ddR or competing digital radiography systems and has agreed to develop marketing and sales programs to maximize awareness of the benefits of ddR over CR in the target markets.

     Percentage of ddRMulti Sold Directly by Company as Compared To Its Distributors

     With respect to a total of 64 ddRMulti-Systems contracted for sale during fiscal year ended June 30, 2000, 47 (73%) of same were made directly through the efforts of the Company's internal staff and sales team while the balance of 17 (27%) were made through the efforts of Company distributors. HMSA was responsible for 10 of such 17 contracted for distributor sales with no other Company distributor being responsible for more than two of such contracts.

     During fiscal year ended June 30, 2001 Swissray contracted for the sale of 66 ddR Systems

(inclusive of its October 2000 contract for the sale of 30 ddRChest-Systems to the Government of Romania which remains its single largest customer) with 90% of such sales being made directly by Swissray's internal staff and sales team.

     Additional Sales Information

     In the past, the Company has made a significant amount of sales of its X-ray equipment to a few large customers. For the fiscal year ended June 30, 1999, June 30, 2000 and June 30, 2001 sales to the Company's single largest customer accounted for approximately 54%, 49.14% and 34.49% of all revenues. The single largest customer for both fiscal years June 30, 2000 and June 30, 2001 was the Government of Romania.

     The Company considers the relationship with its largest customers to be satisfactory. Historically, the identity of the Company's largest customers and the volumes purchased by them has varied. The loss of the Company's current single largest customer or a reduction of the volume purchased by it would have an adverse effect upon the Company's sales until such time, if ever, as significant sales to other customers can be made. The Company expects that as sales of its ddR Systems increase, the Company's revenue will be less dependent on a few large customers.

     In August 1998 the Company entered into a global distributorship agreement for its ddRMulti-System with Elscint Ltd. of Haifa to sell and service such product in 14 countries in Europe, Canada, South America and Africa. Soon thereafter almost all of the assets of Elscint Ltd. were sold to Picker International and GE Medical Systems respectively. Neither Picker International nor GE Medical Systems have executed or honored the distributorship agreement as of the date hereof and therefore the Company was unable to sell the anticipated 75 ddRMulti-Systems (partially anticipated to be sold through Elscint Ltd.) within the fiscal year 98/99 as originally planned. See Item 3 "Legal Proceedings" regarding certain potential litigation which the Company may find necessary to institute against Elscint Ltd. absent receipt of acceptable settlement offer.

Research and Development

     During fiscal year ended June 30, 2001 research and development expenses amounted to $2,305, 165. During the fiscal year ended June 30, 2000 the Company incurred expenses regarding research and development of $1,914,065 (accounting for 11% of the Company's operating expenses) compared to $1,808,107 (accounting for 9% of the Company's operating expenses) for fiscal year ended June 30, 1999. The increase of the Company's research and development expenses by 20% from the fiscal year ended June 30, 2000 to the fiscal year ended June 30, 2001 resulted primarily from costs associated with development of the new products heretofore described under Item 1 "Business - New Products".

     It is currently anticipated that the Company will continue to incur significant research and development expenses associated with the further development of new products (including diagnostic hardware and software products and new digital X-ray products) and improvements to existing products manufactured by the Company.

     New products developed by or on behalf of the Company during fiscal year ended June 30, 2000 include a new direct digital chest examination system (ddRChest), a direct digital universal radiography system (ddRCombi) and a multi-functional floating table. Both the ddRChest and ddRCombi were unveiled
(a) domestically in the U.S. at the scientific assembly of the RSNA held in Chicago from November 28 - December 2, 1999 and (b) internationally at ECR 2000 held in Vienna, Austria in early March 2000. The ddRChest is a dedicated chest unit capable of taking all chest examinations in a direct digital format, while the ddRCombi is a multi-functional system in combination with a ceiling suspend unit able to perform examinations on the seated, upright and recumbent patient.

     New products developed during fiscal year ended June 30, 2001 (and exhibited at RSNA 2000 in Chicago in November 2000) included (a) ddR Modulaire,
(b) ddR Fluoroscopy (work in progress), (c) two new tables - IGS2000 (work in progress) and IGS1000 and (d) the OrthoVisions. For summarized descriptive information regarding these products see Item 1 "Business - New Products - 2000 Introduction of Five Additional New Products".

     As of June 30, 2001, the Company employed 15 people in research and development. The number of people employed in research and development has increased by 15.3% since June 30, 2000. The Company is outsourcing certain research and development activities and intends to continue this policy in the future.

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

     There is virtually no stock of finished X-ray equipment on the Company's premises for any extended period of time since X-ray equipment is generally manufactured at a customer's request. At June 30, 2001 finished products accounted for approximately 18% of inventory while raw material, parts and supplies accounted for approximately 64% of inventory and work in process for approximately 18%.

     The percentage of Company revenues derived from products which included components then only currently available from a single source supplier amounted to 86.14% as of June 30, 2001 as compared to 64.2% as of June 30, 2000 (all of which related to both single source supplier of certain camera electronics and single source supplier of optics since both items are included in the same product) and 13.6% as of June 30, 1999. See below with respect to recent commencement of in-house production of camera electronics.

(A)      Information With Respect to In-house Production of Camera Electronics

     The agreement with the single source supplier of certain camera electronics terminated December 31, 1999 due to the fact that its manufacturing plant where the camera electronics had been manufactured permanently closed on such date and Company management was not satisfied with proposals submitted to it by such supplier regarding the latter's intentions of establishing a new manufacturing plant. Company agreement with its then new supplier of camera electronics provided for availability of such camera electronics to the Company commencing January 1, 2000. In January of 2000 the Company entered into a new arms- length agreement with its CCD camera supplier Laboratories d'Electronique Philips S.A.S. whereby the Company has purchased, from available working capital, the production facility (including necessary tools equipment, diagrams and related know-how) for approximately 250,000 Swiss Francs (US$161,290) and it is management's ongoing intention through such purchase) to have a sufficient number of CCD cameras on hand (four per system) to cover in excess of those immediately required to cover orders. Through in-house production of key camera components the Company has eliminated its reliance upon its former supplier, reduced camera costs because at a minimum the Company is no longer funding its former suppliers profit margin and has not incurred any material business interruptions regarding CCD camera availability in a timely manner. Further, such in-house production has not had any adverse effect upon quality of its ddR Systems.

(B)      Agreement With Single Source Supplier of Optics

     The agreement with the single source supplier of optics expires in July 2002, may not be terminated by either party without cause and is subject to renegotiations which are expected to occur assuming contract fulfillment continues to be concluded in a timely and satisfactory manner with price and payment terms being comparable to those currently being utilized and meeting Company capacity requirements. The percentage of revenues from this single source supplier of optics amounted to approximately 13.6% at fiscal year ended June 30, 1999, 64.2% at fiscal year ended June 30, 2000 and 86.14% at fiscal year ended June 30, 2001. While management has no current expectation or need to replace this supplier it does not envision encountering any material difficulties in replacing such supplier (with a different optics manufacturer having the ability to timely deliver comparable optic quality) if necessary in the event of any unforeseen circumstances which may require replacement.

Backlog

     At fiscal year ended June 30, 2001 total order backlog amounted to approximately $8,013,600 of which approximately $6,131,200 represented digital with the balance representing conventional X-ray equipment and services. As of the end of fiscal year ended June 30, 2000 the Company had an order backlog of $8,800,000 which consisted of $2,080,000 in conventional X-ray equipment and $6,720,000 in digital (i.e. ddRMulti and information solutions) as compared to an order backlog of $12,000,000 which consisted of $8,000,000 in conventional X-ray equipment and $4,000,000 in digital during fiscal year ended June 30, 1999.

     While the Company expects to continue to have an order backlog for conventional X-ray equipment in the future because of the Philips OEM Agreement, the order backlog for digital X-ray equipment is anticipated to increase due to the Company's sales focus.

Competition

     X-Ray Equipment Market

     The markets in which the Company operates are highly competitive and are characterized by rapid and significant technological change. Most of the Company's competitors are significantly larger than the Company and have access to greater financial and other resources than the Company. The principal competitors for the Company's conventional X-ray equipment are General Electric, Siemens, Toshiba, Hologic, Shimatsu and Philips. In general, it is the Company's strategy to compete primarily based on the quality of its products. In the market for conventional X-ray equipment, the Company's strategy is to focus on niche products and niche markets.

     To the Company's knowledge the only direct digital X-ray systems for medical diagnostic purposes other than the ddR Systems of the Company currently available are chest examination systems and mammography systems offered by Philips, IMIX, Odelft and General Electric. In addition, there are several direct digital X-ray systems available for dental purposes. None of these systems is able to perform bone examinations on extremities. Furthermore, there are two companies, Hologic and Canon, offering multifunctional direct digital Radiography systems competing with the Company's ddR Systems. The Company has succeeded to gain the leadership position in the market of multifunctional direct digital Radiography systems with currently more than 100 of such systems installed.

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

     The Company also relies on proprietary know-how and employs various methods to protect its concepts, ideas and technology. However, such methods may not afford complete protection and there can be no assurance that others will not independently develop such technology or obtain access to the Company's proprietary know-how or ideas. Furthermore, although the Company has generally entered into confidentiality agreements with its employees, consultants and other parties, there can be no assurance that such arrangements will adequately protect the Company. The Company has obtained licenses to use certain technology which is essential for certain of the Company's products, including certain software used for its line of SwissVision(R) postprocessing systems. The software license is a worldwide, non-exclusive, non-transferable license (was initially extended to July 30, 2000 and subsequently further extended to February 29, 2002) to use and distribute the Agfa software in combination with the AddOn Bucky and is based upon certain purchase orders.

     The Company considers the Swissray name as material to its business and has obtained trademark protection in key markets. The Company is not aware of any claims or infringement or other challenges to the Company's rights to use this or any other trademarks used by the Company which it considers to have any merit whatsoever.

     The Company has patented certain aspects of its proprietary technology in certain markets and has filed patent applications for its direct digital technology in key markets, including the United States. The European patent as well as the U.S. patent for the AddOn Bucky have been granted and expire December 2015. The duration of other patents range from 2000 to 2016. In many instances where patents are filed the "applicant" is listed as a specific individual (such as the Company's President) while the patent ownership is listed in the Company's name thereby assuring that the exclusive patent holder is the Company.

     In March of 1999 the European Patent Office issued patent No. EP 0 804 853 and in July of 1999 the U.S. Patent Office issued patent No. 5,920,604 - both for the Company's Radiography (ddR) detector, the AddOn-Bucky (R) which patent relates to the optical arrangement and process for transmitting and converting primary X-ray images, which is the first of two inventions for the AddOn Bucky(R). The second patent application for optical arrangement and method for electronically detecting an X-ray image was granted in March 2000 (Patent No. 6,038,286) in the U.S., while the European patent was granted in April 2001. The AddOn Bucky(R) is incorporated in Swissray's unique ddR Systems.

      The U.S. patent was awarded to Swissray pursuant to application submitted by inventors R. G. Laupper, Chairman, President and CEO of Swissray International, Inc. and Peter Waegli (Bremgarten, Switzerland), for the optical arrangement and process for transmitting and converting primary X-ray images generated on a two dimensional primary image array. The Company had previously been awarded, in March 1999 the European patent for the technology indicated herein.

     The second patent application for the optical arrangement and method for electronically detecting an X-ray image was granted (in Europe) in April 2001 while the U.S. patent therefore was granted to the Company (Patent No. 6,038,286) in March 2000.

Regulatory Matters

     The Company's X-ray equipment, components and related accessories are subject to regulation by national or regional authorities in the markets in which the Company operates. Pursuant to the Federal Food, Drug and Cosmetic Act, X-ray equipment is a class IIb medical device which may not be marketed in the United States without prior approval from the FDA and EWG.

     The FDA review process typically requires extended proceedings pertaining to the safety and efficacy of new products. A 510(k) application is required in order to market a new or modified medical device. If specifically required by the FDA, a pre-market approval ("PMA") may be necessary. The Company submitted both its AddOn Bucky(R) and the ddRMulti for Section 510(k) clearance with the FDA. On November 21, 1997, the Company's AddOn Bucky(R), the direct digital detector of the ddRMulti, received FDA approval and on December 18, 1997 the Company's ddRMulti received FDA approval; the Company thus receiving authorization to market the ddRMulti in the U.S. The FDA also regulates the content of advertising and marketing materials relating to medical devices. There can be no assurance that the Company's advertising and marketing materials regarding its products are and will be in compliance with such regulations.

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

Sale of Substantially All of the Assets of Empower, Inc.

     On April 1, 1997, the Company acquired Empower, Inc. ("Empower") which since incorporation in 1985, had been engaged in distributing and servicing diagnostic X-ray equipment and accessories in the New York/New Jersey/Connecticut area. Certain details with respect to such acquisition were reported in a Form 8-K and Form 8-K/A1 with date of report of April 1, 1997. In February 1998 the Company entered into a letter of intent with E.M. Parker Co., Inc., a Massachusetts corporation ("Parker") with respect to the sale of Empower's film and X-ray accessories business. Thereafter, the Company and its wholly owned subsidiary, Empower, Inc. ("Empower") entered into an Asset Purchase Agreement with Parker pursuant to which the Company and Empower sold and Parker purchased substantially all of the assets of Empower (excluding certain excluded assets as defined in the Agreement) in consideration of: (i) the assumption by Parker of certain liabilities of Empower; (ii) the cash purchase price of $250,000; and (iii) the payment by Parker of approximately $376,000 to a banking institution in satisfaction of certain outstanding indebtedness of Empower. Empower remains a wholly owned (but currently inactive) subsidiary of the Company. Empower has been merged into Swissray America, Inc. effective September 10, 2001. The Company is currently engaged in litigation with the former CEO of Empower, to wit: J. Douglas Maxwell. For information regarding such litigation reference is made to Item 3 "Legal Proceedings".

     Both the original purchase and subsequent sale referred to in the preceding paragraph were contracted on an arms-length basis. The sale of Empower's assets less than one year after acquisition of Empower related primarily to the sale of film, chemical and certain servicing of conventional X-ray equipment since these areas no longer constituted the Company's "core" business which revolves around its ddRMulti and filmless digital technology. The original purchase of Empower was for $120,000 and the subsequent sale referred to resulted in a gain of $55,000. Counsel representing the Company with respect to this transaction determined that such transaction was not material, did not require stockholder approval and advised management which acted upon reliance of such legal advice.

Acquisition of Substantially All of the Assets of Service Support Group LLC

     On October 17, 1997, the Company acquired substantially all of the assets of Service Support Group LLC ("SSG") located in Gig Harbor, Washington (in an arms-length transaction), principally in exchange for the payment of approximately $622,000 in cash and issuance of 33,333 shares of its Common Stock in equal thirds to each of SSG's then owners based upon certain warranties and representations made by them. Counsel representing the Company with respect to this transaction determined that such transaction was not material, did not require stockholder approval and advised management which acted upon reliance of such legal advice. Pursuant to the terms of the Asset Purchase Agreement and related Registration Rights Agreement both dated October 17, 1997, the holders of such Company shares were then given the right, commencing June 30, 1998 and terminating April 16, 1999, to require the Company to purchase any or all of such shares at $45.00 per share. Since its formation on October 16, 1996, SSG has been in the business of selling diagnostic imaging equipment and providing services related thereto in the markets on the West Coast of the United States. Issues involving the aforesaid Company shares and a number of other related matters became the subject of dispute and litigation which was settled on August 31, 1999. See Item 3 - "Legal Proceedings". The three former SSG owners relationship with the Company (and certain Company subsidiaries with whom such persons held positions as officers, to wit: Swissray Medical Systems, Inc. and Swissray Healthcare, Inc.) was terminated on July 20, 1998. As a result of such termination Ueli Laupper was appointed Chief Executive Officer of both Swissray Medical Systems, Inc. and Swissray Healthcare, Inc.

Sale of Conventional X-Ray Division in Germany and Switzerland

     The Company's primary focus is currently on ddR as opposed to conventional X-ray equipment. In that regard the Company's German subsidiary (Swissray GmbH) and Swissray Medical AG (Switzerland) sold their conventional X-ray business divisions in March 2000 and June 2000 respectively to an unaffiliated third party in order to more extensively focus upon sales and marketing of ddR equipment.

Employees

     After giving effect to the Empower, Inc. transaction hereinabove referred to the Company has 136 employees worldwide, of which 28 were employed by subsidiaries in the United States, 90 in Switzerland, and 18 in European countries other than Switzerland. The Company believes that its relationship with employees is satisfactory. The Company has not suffered any significant labor problems during the last five years.

Restrictive Shares Issued In Accordance With Consulting Agreements

         Consulting Agreement with Liviakis Financial Communications, Inc.

     On March 29, 1999 the Company entered into a one year Consulting Agreement with Liviakis Financial Communications, Inc. ("LFC" or "Consultant") In accordance with the terms and conditions of the Consulting Agreement, the Consultant agreed to provide certain specified consulting services in a diligent and thorough manner in return for which and as full and complete compensation thereunder, the Company was required to and did compensate the Consultant through its issuance and delivery of 3,000,000 "fully vested, and non-forfeitable" shares of the Company's restrictive common stock. As regards such shares of common stock, Consultant agreed that throughout the period of time that it retained beneficial ownership of all or any portion of such shares that it shall (a) vote such shares in favor of Ruedi G. Laupper, the Company's President, continuing to maintain his current position(s) with the Company and
(b) give Ruedi G. Laupper and/or his designee the right to vote Consultant's shares at all Company shareholder meetings. These voting right provisions were subsequently violated by LFC; see below. Notwithstanding the fact that the March 29, 1999 agreement permitted the Company to extend same (for an additional year) under the same terms and conditions excepting for annual remuneration, the Company and LFC agreed to renegotiate remuneration. As a result thereof the parties (on March 29, 2000) entered into a new one year "Consulting Agreement", which Agreement was virtually identical to the initial Agreement (including but not limited to voting rights on shares issued as referred to directly above) excepting that (a) the "Remuneration" section provided for the issuance of 490,000 "fully vested non-forfeitable" shares of the Company's common stock and further provided for the issuance of 36,000 restrictive shares of Company common stock (based on 3,000 shares per month) throughout the period of Consultant's performance and (b) LFC agreed to "lock up" the original 3,000,000 shares issued to it and not attempt to sell same through Rule 144 or otherwise despite being eligible to do so with such "lock up" to continue to March 28, 2001 (unless the current consulting agreement was terminated or the Company was acquired by another entity prior to March 28, 2001). Since both the initial Agreement referred to above and the new Agreement entered into on March 29, 2000 are identical in all material respects excepting as indicated above, such Consulting Agreements are hereinafter referred to collectively as "Consulting Agreement". The foregoing does not purport to set forth each of the terms and conditions of the aforesaid Consulting Agreement but rather is designed to summarize what management considers to be certain pertinent portions thereof.

     In accordance with the terms of the aforementioned consulting agreement, LFC agreed that it would generally provide the following consulting services:
(a) advise and assist the Company in developing
     and establishing an image for the Company in the financial community and creating the foundation for subsequent financial public relations efforts, (b) advise and assist the Company in communicating appropriate information regarding its plans, strategy and personnel to the financial community; (c) assist and advise the Company with respect to its (i) stockholder and investor relations,
(ii) relations with brokers, dealers, analysts and other investment professionals, and (iii) financial public relations generally, (d) perform the functions generally assigned to investor/stockholder relations and public relations departments in major corporations, (e) upon the Company's approval,
(i) disseminate information regarding the Company to shareholders, brokers, dealers, other investment community professionals and the general investing public and (ii) conduct meetings with brokers, dealers, analysts and other investment professionals to advise them of the Company's plans, goals and activities and (f) otherwise perform as the Company's financial relations and public relations consultant.

     The agreement further provided that in the event LFC introduced SRMI (a) to a lender or equity purchaser, not already having a preexisting relationship with SRMI, with whom SRMI ultimately financed or caused the completion of such financing, SRMI would compensate LFC for such services with a "finder's fee" in the amount of 2.5% of total gross funding provided by such lender or equity purchaser or (b) to an acquisition candidate, either directly or indirectly through another intermediary, not already having a preexisting relationship with SRMI, with whom SRMI ultimately acquires or causes the completion of such acquisition, SRMI would compensate LFC for such services with a "finder's fee" in the amount of 2% of total gross consideration provided by such acquisition. The compensation to LFC was to be payable in cash and was to be paid in full at the time the financing or acquisition was closed. It was specifically understood that LFC is not nor does it hold itself out to be a Broker/Dealer, but is rather merely a "Finder" in reference to the Company procuring financing sources and acquisition candidates. LFC never became entitled to any compensation under the provisions of this paragraph.

     LFC had represented to Swissray that it was founded in 1985 by John Liviakis, its President, was a full service investor relations firm, providing services principally to micro through mid-cap public companies listed on the Nasdaq, American, New York Stock and OTCBB Exchanges. Such services were claimed to include financial community and media relations, editorial services and interactive communications, as well as administrative, consulting and advisory services. The overall purpose of LFC was to enhance its corporate clients' recognition in the financial community, the media and among shareholders. In furtherance of its agreement with the Company and in addition to and/or in conjunction with those consulting services referred to above and in the Consulting Agreement between the parties, LFC was to have properly performed the following services on behalf of the Company (in its efforts to assist and advise the Company with respect to its stockholder and investor relations as well as its relations with brokers, dealers, analysts and other investment professionals).

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

     The shares of Swissray common stock continue to bear a restrictive legend and are the subject of a dispute between the parties as indicated in Item 3 - Legal Proceedings- D "Dispute with Liviakis Financial Communications, Inc.

     As a result of the above as well as for more significant and material acts or omissions of LFC (and/or members of its staff) which management of Swissray believe caused Swissray (and/or its stockholders) material and perhaps irreparable damages, all matters relating to LFC's ownership and rights to these Swissray shares previously issued to LFC, are currently the subject of pending litigation. See Item 3 - "Legal Proceedings".

     Consulting Agreement with Rolcan Finance Ltd.

     On March 29, 1999 the Company entered into an eighteen month Consulting Agreement with Rolcan Finance Ltd. ("Rolcan") a firm established in 1993 by its Managing Director and control stockholder, Roland Kaufmann, as a business consulting firm with principal activities being conducted outside the U.S. Pursuant to such Consulting Agreement, Rolcan agreed to provide certain business and consulting services outside the United States and in return for which the Company became obligated to issue and did issue as full and complete compensation thereunder, 800,000 fully vested, and non-forfeitable restrictive shares of its common stock.

     In accordance with terms of aforementioned Consulting Agreement, Rolcan agreed to facilitate the endeavors of the Company's medium and long term business plans through services, including but not limited to, introducing Company management (i) to potential financial partners, financial brokers, assist in developing market awareness within the financial community with an emphasis upon introductions to offshore investors in Europe, the Middle East and the Far East and to the extent practicable assisting the Company in having its stock listed on various European exchanges and (ii) continuing to discuss Company financial requirements and types of financing which may be available and/or appropriate under then existing circumstances.

     The foregoing summarizes certain pertinent terms and conditions contained in the Agreements entered into by the Company and LFC and Rolcan but does not purport to be a complete summary of either of such Agreements. Copies of such Agreements are filed with the SEC in a Company Form S-1 Registration Statement under SEC file number 333-59829. Accordingly, further information may be obtained through the Commission's World Wide Web site utilized for issuers (such as the Company) that file electronically with the Commission. The address of such site is http:\\www.sec.gov.

     Valuation of Company shares Issued to LFC and Rolcan

     The issuance of the above referenced restrictive shares to LFC and Rolcan was based upon the then bid price of $0.50 per share as quoted on the date (March 29, 1999) that the parties each entered into and executed their respective Consulting Agreements. The factors considered by the Company's Board in determining the 10% discount from the bid price of $0.50 per share when issuing the above reference shares to LFC and Rolcan were based upon the Board's determination that there is a difference between the valuation of free trading securities and restricted shares. The principal differences considered related to the facts that (a) restricted shares may not be sold in the open market and
(b) restrictive legend appearing on such restricted shares may not be removed for a period of at least one year absent registration and then only in accordance with Rule 144 (assuming the Company continues to meet necessary reporting requirements for utilization of Rule 144). The Board further considered the fact that even if the above referenced Rule 144 requirements were met the holder of restricted shares remained subject to specific volume limitations (usually 1% of outstanding common stock) with respect to sales made within a 3 month period subsequent to 1 year holding period. In addition to all of the above, the Board also considered the fact that the Company's shares have had a history of substantial and significant volatility.

Recent Developments

     Raymond James & Associates, Inc.

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

     Hitachi and Marconi Agreements See Item 1 - "Business - Sales and Marketing
- Distribution Agreements - The Hitachi Agreement and The Marconi Agreement" with respect to the current status of each of such Agreements entered into during fiscal year ended June 30, 2001.

     Additional Romanian Sales

     In October 2000 the Company entered into a further agreement with the Romanian Ministry of Health (which had previously purchased 32 ddR Systems in October 1999) for the latter's purchase of 30 ddRChest in an agreement valued at more than $7,000,000 with all 30 ddRChest being subsequently sold.

         The Hillcrest Agreement

     The Company, principally during December of 2000, entered into various negotiations with those persons and/or firms with whom it had entered into prior financing agreements, which persons and/or firms were then the holders of outstanding (a) convertible debentures, (b) Series A Preferred Stock and/or (c) promissory notes. For specific information with respect to such prior financings, reference is herewith made to Registration Statement under Sec File No. 333-59829 as declared effective on August 14, 2000 and in particular, but not limited to, those sections entitled "History of Past Financings", " Selling Holders ", "Plan of Distribution" and "Description of Capital Stock - Promissory Notes Subsequently Converted into Debentures" and "Registration Rights" as well as to those Risk Factors in such Registration Statement which similarly dealt with matters specifically relating to such financings and are entitled "Potential Adverse Effect Upon Stock Price .. and Regulation D", "Inability to Currently Determine Number of Shares .. in Outstanding Shares" and "Requirements for the Issuance of Additional Shares .. Financing Agreements".

     With respect to the above, 13 of the Selling Holders named in the section entitled "Selling Holders" assigned all of their rights and interests to an entity known as Hillcrest Avenue LLC ("Hillcrest"), a corporation incorporated under the laws of the Cayman Islands. The Selling Holders who assigned their rights to Hillcrest are as follows: Dominion Capital Fund, Sovereign Partners LP, Dominion Investment Fund LLC., Aberdeen Avenue LLC, Parkdale LLC, Canadian Advantage Limited Partnership, Atlantis Capital Fund Ltd., Striker Capital, Southridge Capital Management LLC, Fetu Holding, Greenfield Investment Consultants, LLC, Dundurn Street LLC and Southshore Capital Fund Ltd. Of such group of 13 the following "Selling Holders" were principal stockholders prior to such assignment - Dominion Capital Fund Limited, Sovereign Partners LP and Parkdale LLC.

     Hillcrest thereafter and in accordance with negotiations with the Company entered into written agreements, each dated as of December 29, 2000, pursuant to which all of those rights acquired by Hillcrest in accordance with the aforesaid assignments were exchanged for the issuance to Hillcrest of 52,442,347 restrictive shares of Company common stock thereby extinguishing those convertible debentures, Preferred Shares and promissory notes heretofore assigned to Hillcrest by Selling Holders. At the time of assignment the debt instruments indicated had a valuation of $16,907,573 (inclusive of interest and penalties), all of which was extinguished in exchange for issuance of the aforesaid 52,442,347 Company shares to Hillcrest.

     As a direct result of the above referenced transaction Hillcrest became and remains the single largest stockholder of the Company owning approximately 61.88% of all issued and outstanding common stock of the Company as of August 15, 2001. Notwithstanding such ownership, Hillcrest has given Ruedi G. Laupper the Company's President, sole voting rights over such shares as are owned by Hillcrest so that Ruedi G. Laupper may vote such shares in such manner as he may choose (including in his favor to continue to maintain his current positions with the Company) and in his sole discretion at all Company shareholder meetings; such rights being limited, to an extent, by certain exceptions thereto as are enumerated in Shareholder Agreement hereinafter referred to at Section 2.2b(a) through (j) inclusive thereto. The Shareholders Agreement (absent voluntary agreement to terminate or receivership, bankruptcy or matters of a similar nature) terminates on such date as Hillcrest's record and beneficial ownership is equal to 9.9% or less of all then issued and outstanding Common Stock of the Company (although certain provisions of the Shareholders Agreement as relate to the "Anti-Dilution" provisions as are contained therein shall survive such termination). Notwithstanding Ruedi G. Laupper's voting rights (as outlined above), Hillcrest has retained sole investment power over the Company shares heretofore referred to.

     The written agreements dated December 29, 2000 as entered into between Hillcrest, the Company and others are entitled (a) Exchange Agreement, (b) Shareholders Agreement and (c) Registration Rights Agreement (the latter of which requires that the Company file a Registration Statement with the SEC within 60 days from closing of the Exchange Agreement so as to register the aforesaid 52,442,347 shares notwithstanding the fact that Hillcrest agreed that it may not sell all or any portion of such shares for a period of no less than 6 months and 1 day from closing the Exchange Agreement.

     Each of the agreements referred to (i.e., Exchange Agreement, Shareholders Agreement and Registration Rights Agreement) were filed with the SEC as Item 7(c) Exhibits to Form 8-K with date of report of December 29, 2000.

     The required Registration Statement to register the 52,442,347 Company shares issued to Hillcrest was filed with the SEC on February 20, 2001 (File No. 333-55898) and declared effective on March 9, 2001.

     The DIANAssociates Agreement

     In December 2000 the Company announced that it received an order for 10 ddR Systems from DIANAssociates, Inc., a telemedicine service provider based in Maryland (so as to provide TB screening services at 10 geographically diverse locations in the U.S.).

     The Redington Agreement

     In March 2001 the Company engaged Redington, Inc. ("Redington"), a Fairfield, Connecticut based firm specializing in working with emerging technology companies, to perform various investor relations services in order to improve shareholder relations and increase corporate awareness in the financial community.

     It is intended that Redington's work on behalf of Swissray will include national awareness programs designed to articulate the unique advantages of Swissray's ddR Systems, and to help investors better understand the potential market opportunities for this technology.

     The initial term of the contract is for a one year period ending February 28, 2002. In addition to an agreed to monetary fee (paid for approximately 68% in cash with the balance being paid in shares of Swissray common stock) the Company is obligated to issue Warrants (over a period of up to 5 years) to purchase up to 500,000 shares of Company common stock at various exercise prices equal to market price on date of grant. The specific number of Warrants to be issued will be determined based upon certain defined trading price goals being achieved and, accordingly, may be considered as a form of incentive compensation.

     To date 100,000 Warrants exercisable through March 15, 2006 (at the closing bid price on the March 15, 2001 date of issuance) have been issued. CAUTIONARY STATEMENTS FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     As heretofore indicated on the cover page of this Form 10-K under the heading "Documents Incorporated by Reference" certain portions of the Company's recently declared effective (February 20, 2001) Registration Statement and in particular, but not limited to, the section therein entitled "Risk Factors" have been incorporated by reference. As a result thereof the following "Cautionary Statement" should be taken into careful consideration.

     Investment in the securities of the Company involves a high degree of risk. In evaluating an investment in the Company's Common Stock, Company stockholders and prospective investors should carefully consider the information contained in this Form 10-K for the fiscal year ended June 30, 2001 including, without limitation, Item 1 "Business" and Item 6 "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as information incorporated by reference from the Company's aforesaid Registration Statement.

     This Form 10-K includes forward-looking statements that reflect the Company's current views with respect to future events and financial performance, including capital expenditures, strategic plans and future cash sources and requirements. These forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from historical results of those anticipated. The words, "believe", "expect", "anticipate", "estimate" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward- looking statements whether as a result of new information, future events or otherwise.

ITEM 2. PROPERTIES

     On May 15, 1997, the Company purchased a new office and production facility of approximately 43,000 square feet and moved its entire production to this facility and has since moved the offices and other facilities formerly located in its Hitzkirch facility to the new Hochdorf facility. The Company believes that its Hochdorf facility provides it with sufficient production and office space to meet its current demand in Switzerland for the foreseeable future. In September 2000 the Company purchased an additional approximate 21,000 square feet (adjacent to its facilities) for production expansion purposes, if and when advisable.

     The Company also leases office space in Elmsford, New York, Brno, Czech Republic, Wiesbaden, Germany and Bucharest, Romania.

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

     On July 17, 1998, Swissray, Swissray Medical Systems Inc. and Swissray Healthcare Inc. commenced an arbitration proceeding before the American Arbitration Association in Seattle, Washington (Case No. 75 489 00196 98) alleging that Messrs. Durday, Montler and Harle fraudulently induced Swissray and its subsidiaries to enter into the above referenced Asset Purchase Agreement and otherwise breached that Agreement. The relief sought in the arbitration proceeding was the recovery of damages suffered as a result of this alleged wrongful conduct and a rescission of the put option provided for in the Asset
Purchase Agreement. Messrs. Durday, Montler and Harle responded to the allegations made in the arbitration proceeding and asserted counterclaims against Swissray and its subsidiaries claiming a breach by them of their obligations under the Asset Purchase Agreement and other relief. The arbitration took place in Seattle on January 8-10, 1999; the proceeding concluded on January 27, 1999 after the submission of post-hearing briefs. On February 23, 1999, the Arbitrator issued his ruling, awarding Messrs. Durday, Montler and Harle
$1,500,000 and ordering them to surrender all rights to 33,333 shares of Swissray common stock. On February 26, 1999, Swissray and Swissray Medical Systems Inc. filed a petition in Supreme Court, New York County (Index No. 99/104017) to vacate the above referenced arbitration award. By order dated July 8, 1999 such motion was denied and the court confirmed the aforesaid arbitration award.

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

     Parties to each of the aforesaid proceedings thereafter entered into settlement negotiations resulting in Swissray agreeing to pay $1,500,000 as and for full settlement of all outstanding claims; such settlement agreement having been executed on August 31, 1999. In accordance with such settlement agreement the Company was required and has since paid the sum of $1,000,000 and was further obligated to pay (in accordance with the terms of an August 31, 1999 promissory note and over a period of 24 consecutive months) an aggregate of $500,000 with interest at the rate of 9% per annum. Payments with respect to such promissory note were made in a timely fashion with the final payment having been made August 15, 2001.

B. Dispute with J. Douglas Maxwell. On or about July 1, 1999 an action was commenced in the Supreme Court, State of New York, County of New York (Index No. 113099/99) entitled J. Douglas Maxwell ("Maxwell") against Swissray International, Inc. ("Swissray"), whereby Maxwell is seeking judgment in the sum of $380,000 based upon his interpretation of various terms and conditions contained in an Exchange Agreement between the parties dated July 22, 1996 and a subsequent Mutual Release and Settlement Agreement between the parties dated June 1, 1998. Swissray has denied the material allegations of Maxwell's complaint and has asserted three affirmative defenses and two separate counterclaims seeking (amongst other matters) dismissal of the complaint and recision of the settlement agreement. It is Swissray's management's intention to contest this matter vigorously. An Order has been made on July 24, 2000 granting Maxwell partial summary judgment on portion of his claim for approximately $320,000 plus interest. Maxwell's application for judgment on the balance of his claim has been dismissed.

C. Dispute with Elscint Ltd. In August 1998 the Company entered into a global distributorship agreement for its ddRMulti with Elscint Ltd. of Haifa to sell and service such product in 14 countries in Europe, Canada, South America and Africa. Soon thereafter almost all of the assets of Elscint Ltd. were sold to Picker International and GE Medical Systems respectively. Neither Picker International nor GE Medical Systems have executed or honored the distributorship agreement as of the date hereof and therefore the Company was unable to sell the anticipated 75 ddRMulti (partially anticipated to be sold through Elscint Ltd.) within the fiscal year 98/99 as originally planned. The Company is currently contemplating instituting legal proceedings against Elscint Ltd. absent receipt of acceptable settlement offer.

D. Dispute with Liviakis Financial Communications, Inc. Reference is herewith made to Item 1

     "Business - Consulting Agreements with Liviakis Financial Communications, Inc." with respect to various terms and conditions relating to the two consulting agreements entered into between the Company and Liviakis Financial Communications, Inc. ("LFC").

     Those Swissray shares of common stock issued to LFC in accordance with the above referenced Consulting Agreements are the subject of dispute between the parties. The parties are currently attempting to negotiate an amicable resolution to this matter that would compromise all claims between them and void litigation.

E. Commencement of Patent Infringement Suit In March 2000 Swissray filed (before the Tribunal de Grande Instance de Marseille) a patent infringement suit against a firm known as Apelem alleging that the French part of its European patent number EP 862 748 was infringed by virtue of the production/offer/sale of x-ray equipment by Apelem. Apelem has not as yet filed a material answer and the period for filing opposition does not expire until January 2002.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders for fiscal year ended June 30, 2000 on November 30, 2000 (in conjunction with its attendance and participation at the Annual Radiological Society of North America ("RSNA") Convention held in Chicago, Illinois.

     With proxies being received for approximately 95% of all shares entitled to vote, stockholders' (i) elected each of the 5 nominees to the Company's Board of Directors by an overwhelming majority of all votes cast, (ii) approved the appointment of Feldman Sherb & Co., P.C. as independent auditors for fiscal year ended June 30, 2001 and (iii) approved the proposal to adopt the Company's 2001 Stock Option Plan.

     The Company has established a tentative date of November 24, 2001 for holding its Annual Meeting of Stockholders for fiscal year ended June 30, 2001 with the intention that same be held in Chicago, Illinois during the Annual RSNA Convention . Specific plans as to exact date, location and agenda have not yet been finalized but once a more definitive time frame and agenda have been arrived at all stockholders of record, as of the chosen record date, shall be properly notified.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         (a)      Market Information

     The Registrant's common stock, $.01 par value (the "Common Stock") was listed on the Nasdaq SmallCap Market and traded under the symbol SRMI until October 26, 1998 delisting (2). Since January 1999 the Company's common stock has been trading on the Electronic Over-the-Counter Bulletin Board under the same symbol. The following table sets forth, for the periods indicated, the range of high and low bid prices on the dates indicated for the Registrant's securities indicated below for each full quarterly period within the two most recent fiscal years (if applicable) and any subsequent interim period for which financial statements are included and/or required to be included.


Fiscal Year Ended June 30, 2000            Quarterly Common Stock Price
     By Quarter                                      Ranges (1)
---------------------------------          -----------------------------
Quarter              Date                      High               Low

1st      September 30, 1999                   $4.062            $1.875
2nd      December 31, 1999                    $7.40625          $2.71875
3rd      March 31, 2000                       $9.937            $3.375
4th      June 30, 2000                        $4.05             $2.187


Fiscal Year Ended June 30, 2001            Quarterly Common Stock Price
       By Quarter                                    Ranges (1)
-------------------------------            -----------------------------
Quarter        Date                            High              Low

1st      September 30, 2000                   $2.81             $1.47
2nd      December 31, 2000                    $1.75             $0.30
3rd      March 31, 2001                       $1.00             $0.36
4th      June 30, 2001                        $1.03             $0.35


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

(2) On the date of NASDAQ's delisting (October 26, 1998) the common stock price was $.97 per share.

     (b)      Holders

     As of the close of business on August 15, 2001 there were 402 stockholders of record of the Registrant's Common Stock and 84,750,524 shares issued and outstanding.

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

     For detailed summarized information regarding certain pertinent findings of both the Panel and Council from initial delisting through conclusion of the Nasdaq appeal process, reference is herewith made to the Company's Form S-1 Registration Statement (under File No. 333-55898) as declared effective March 9, 2001 and in particular to that portion thereof entitled "Market Prices and Dividend Policy" subheading "Continued Nasdaq Delisting". See also cover page to this Form 10-K under the heading "Documents Incorporated by Reference".

ITEM 6            SELECTED FINANCIAL DATA

                             Swissray International
                      SELECTED CONSOLIDATED FINANCIAL DATA
                      (in thousands, except per share data)

     The selected consolidated financial data presented below should be read in conjunction with "Management's Discussion Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes thereto included elsewhere in this document. The selected consolidated financial data as of and for the fiscal years ended June 30, 1997, June 30, 1998, June 30, 1999, June 30, 2000 and June 30, 2001 are derived from the consolidated financial statements of the Company.

                                                                                              Year Ended
                                                                                               June 30,
                                             2001              2000             1999*             1998              1997*

STATEMENT OF OPERATIONS DATA:
Net sales                                    22,161            22,030           17,296           22,893              13,151
Cost of goods sold                           15,859            16,500           13,529           18,082               8,445

Gross profit                                  6,302             5,530            3,767            4,811               4,706
Gross profit margin (%)                         28%               25%              22%              21%                 36%

Selling, general and administrative
     expenses                                13,785            17,011           19,346           18,748              17,450
                                      ---------------   ---------------  ---------------   --------------   -----------------
Operating loss                               (7,483)          (11,481)         (15,579)         (13,937)            (12,744)
Other expenses (income)                         147             (190)             (40)              281               ( 319)
Interest expense                              1,723            10,347            5,639            8,590                 762
                                      ---------------   ---------------  ---------------   --------------   -----------------
Loss from continuing operations,
 before income taxes                         (9,353)          (21,638)         (21,178)         (22,808)            (13,187)
Income tax provision (benefit)                 -                 -                -                -                    110
                                      ---------------   ---------------  ---------------   --------------   -----------------
Loss from continuing operations,             (9,353)          (21,638)         (21,178)         (22,808)            (13,297)

Loss from continuing operations
     per common share                        (0.17)            (1.14)           (3.24)           (8.48)              (8.41)

BALANCE SHEET DATA:
Total assets                                 19,806            25,383           23,511           25,915              24,788
Long-term liabilities                            11            14,150           15,501            7,771               5,635
Common stock subject to put                     320               320            1,820            1,820                 320


(1) On October 1, 1998 the Company declared a 1 for 10 reverse stock split. The financial statements for all periods present have been retroactively adjusted for the split.

* Restated

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     All references herein to the "Registrant" refer to Swissray International Inc. All references herein to the "Company" refer to Swissray International, Inc. and its subsidiaries.

GENERAL

     Throughout fiscal year ended June 30, 2001 the Company took a number of important steps to strengthen its position in the field of radiology with specific emphasis upon its ddR line of products and additions thereto so as to expand its dedicated systems and so as to offer solutions to important aspects of digital radiography.

         Market penetration of the Company's flag ship product, the ddR Systems, continued to increase as a result of the sales efforts of the Company's internal sales staff as well as the sales and distribution efforts of HMSA and Marconi, two of the Company's principal distributors.

     While initial market penetration resulted in the sale of 8 ddR Systems during fiscal year ended June 30, 1999, fiscal year ended June 30, 2000 saw substantial and significant further market penetration in that the Company contracted for the sale of 64 ddR Systems (29 of which were contracted for sale in the U.S. with the balance being contracted for sale outside the U.S., inclusive of 32 ddR Systems contracted for sale to the Government of Romania). Fiscal year ended June 30, 2001 saw further continued success with the Company having contracted for the sale of 66 additional ddR Systems.

         As regards sales to Romania, (a) the Company completed sale (primarily during fiscal year ended June 30, 2000) of all 32 ddRMulti referred to above and the entire contract, valued at $13,800,000, has been paid in full and (b) during fiscal year ended June 30, 2001 Romania contracted for the sale of 30 ddRChest valued at more than $7,000,000 which were subsequently sold.

     During its past fiscal year, the Company has continued to shift its primary focus and emphasis from conventional X-ray equipment to ddR. This shift in emphasis has already proven successful with the Company's German subsidiary having (in September 2000) contracted for the sale of two ddRMulti and one ddRCombi to outpatient radiology clinics in Germany.

     With the introduction of five new products the Company has succeeded in further positioning itself with a high tech image and has entered the new millennium with a substantial list of potential ddR and informatics business opportunities. The new products are principally based upon the patented technology of the ddRMulti. See also Item 1 - "Business - New Products" for further information.

     The Company's efforts were again recognized for the third consecutive year (by unaffiliated third parties) as evidenced by its having been chosen (in July of 2001) as one of the 50 fastest growing technology companies in the New York City/Westchester/Rockland County areas. This program was sponsored by Deloitte & Touche.

     Ongoing efforts in the Company's research and development department have recently led to the Company being issued patents in both the U.S. and in Europe for the ddR detector, the AddOn-Bucky. These patents relate to the optical arrangement and process for transmitting and converting primary X-ray images generated on a two dimensional primary image array. Furthermore, the patent for the mirror optics has been approved in the U.S. for the optical arrangement and method for electronically detecting an X-ray image while a similar patent has been approved in Europe in April 2001. For the aforesaid ddRCombi and ddRChest the Company was granted a design protection in Switzerland. Additional patent applications for the design protection for both Systems have been submitted in Sweden, Germany, Benelux, France, Canada and the U.S. and are currently pending approval.

     See Item 1 "Business - Intellectual Property and Patents" for information regarding patent numbers and dates of issuance.

     The Company received its UL (July 1999) and CE (December 1999) label for its ddR Systems. This certification is a public statement of compliance with a known standard and an extremely stringent approval process involving assessment and documentation of a product sample by an independent third party organization followed by on-going periodic product inspections at the manufacturing site.

     Management of the Company believes that its unique technology and vision for the future have set the stage for continued growth in the years to come and anticipate a continued increase in demand for the Company's ddR solutions, which belief is based upon results of clinical successes in the U.S. as well as in Europe.

YEAR ENDED JUNE 30, 2001 COMPARED TO YEAR ENDED JUNE 30, 2000

RESULTS OF OPERATIONS

     Net sales amounted to $22,161,014 for the year ended June 30, 2001, compared to $22,030,124 for the year ended June 30, 2000 an increase of $130,890 or .6% from the year ended June 30, 2000. The .6% increase in net sales was mainly due to the sales of ddRMulti increasing by 35.01% or $4,949,944 and ddR related information solutions increasing by 79.55% or $344,752. This significant increase was slightly offset by a decrease in conventional X-ray of 85.10% ($1,534,874) and conventional OEM-Business of 72.85% ($2,829,084) and service of 45.20% ($799,828). The decrease in conventional X-ray and conventional OEM-Business is due to the Company's conscious effort of promoting sales of ddR Systems with a corresponding decline of interest in sales of conventional X-ray and conventional OEM-Business, whereas service is going in line with an increase in ddR related service and a decrease in conventional and conventional OEM-Business related service.

     In the past the Company has been substantially reliant upon Philips Medical Systems ("Philips") but at this stage of the Company's maturation process and as same continues to develop, reliance upon Philips has correspondingly decreased. Additionally, the Company's agreement with Philips relates to conventional X-ray equipment which has been a low profit margin item. More and more this type of sale is being replaced by (a) Company sale of conventional X-ray equipment directly to purchasing country and/or hospital and/or to the ultimate user thereof and (b) more significantly and importantly by Company's sales of its ddR Systems - its flagship product.

     Gross profit increased by $771,466 or 14% to $6,301,594 for the year ended June 30, 2001, from $5,530,128 for the year ended June 30, 2000. Gross profit as a percentage of net revenues increased to 28.4% for the year ended June 30, 2001 from 25.1% for the year ended June 30, 2000. The increase in gross profit as a percentage of net revenues is attributable to the fact that the percentage of sales of ddRMulti to total sales increased to 86.14% of total sales for the year ended June 30, 2001 from 64.2% for the year ended June 30, 2000.

     Operating expenses decreased by $3,226,269 or 19% to $13,784,828, or 66.2% of net revenues, for the year ended June 30, 2001, from $17,011,097 or 77.2% of net revenues for the year ended June 30, 2000. The principal items were officers and directors compensation of $618,038 or 2.8% of net sales for the year ended June 30, 2001 compared to $2,831,662 or 12.9% of net sales for the year ended June 30, 2000, salaries (net of officers and directors compensation) of $4,239,179 or 19.1% of net sales for the year ended June 30, 2001 compared to $3,762,009 or 17.1% of net sales for the year ended June 30, 2000 and selling expenses of $3,961,148 or 17.9% of net sales for the year ended June 30, 2001 compared to $4,352,016 or 19.8% of net sales for the year ended June 30, 2000.

Research and development expenses were $2,305,165 or 10.4% of net sales for the year ended June 30, 2001 compared to $1,914,065 or 8.7% of net sales for the year ended June 30, 2000. The increase is primarily due to the development of the ddR-Combis and the ddRChest unit as well as introduction (during calendar year 2000) of five additional new products. General and administrative expenses decreased by $952,933 or 52.5% to $863,895 or 3.9% of net sales for the year ended June 30, 2001 from $1,816,828 or 8.2% of net sales for the year ended June 30, 2000. The decrease in officers and directors compensation of $2,213,624 or 78.2% is due to the fact that such officers received, during fiscal year ended June 30, 2000, common stock for services rendered which was valued at $2,165,625 while no shares for services rendered were issued during the succeeding fiscal year. The decrease in selling and general administrative expenses is due to overall savings, primarily on professional fees and services. Other operating expenses decreased by $319,505 or 36.1% to $564,330 or 2.6% of net sales for the year ended June 30, 2001 from $883,835 or 4% of net sales for the year ended June 30, 2000. This decrease is due to the overall savings, primarily in rent and insurance costs.

     Interest expenses decreased to $1,723,259 for the year ended June 30, 2001 compared to $10,347,427 for the year ended June 30, 2000. This decrease is primarily due to the decrease of interest expense for accrual of penalty interest on periodic payments required by terms of financing agreements and an increase in amortization of Debenture issuance cost and Conversion Benefit.

FINANCIAL CONDITION

June 30, 2001 compared to June 30, 2000

     Total assets of the Company on June 30, 2001 decreased by $5,576,779 to $19,806,235 from $25,383,014 on June 30, 2000, primarily due to the decrease of current assets. Current assets decreased $5,073,841 to $8,757,660 on June 30, 2001 from $13,98313501on June 30, 2000. The decrease in current assets is attributable to the decrease of cash and cash equivalents of $1,422,693, restricted cash of $1,385,600, the decrease of accounts receivable of $1,081,014 of which approximately $1,840,250 arises from the receipt of cash from the sale of ddRMulti to Romania, the decrease in inventory of $358,792 and the decrease in prepaid expenses and sundry receivables of $525,742. Other assets decreased $620,075 to $4,630,822 on June 30, 2001 from $5,250,897 on June 30, 2000. The decrease is primarily attributable to the amortization of the licensing agreement, patents & trademark, software development cost and the goodwill.

     On June 30, 2001, the Company had total liabilities of $13,855,792 compared to $35,384,045 on June 30, 2000. On June 30, 2001, current liabilities were $13,845,281 compared to $21,233,649 on June 30, 2000. Working capital at June 30, 2001 was $(5,087,621) compared to $(7,402,148) at June 30, 2000.

CASH FLOW AND CAPITAL EXPENDITURES YEAR ENDED JUNE 30, 2001 COMPARED TO YEAR ENDED JUNE 30, 2000.

     Cash used for operating activities for the years ended June 30, 2001, June 30, 2000 and June 30, 1999 was $2,265,666, $4,360,009 and $9,788,606
respectively. Cash used for investing activities for years ended June 30, 2001, June 30, 2000 and June 30, 1999 was $743,170, $639,778 and $879,303
respectively. Cash flow from financing activities for years ended June 30, 2001, June 30, 2000 and June 30, 1999 was $1,646,817, $6,215,558 and $11,068,406
respectively.

Liquidity

     The Company anticipates that its use of cash will remain substantial for the foreseeable future. In particular, management of the Company expects substantial expenditures in connection with the production of the planned increase of sales, the continuation of the strengthening and expansion of the Company's marketing organization and, to a lesser degree, ongoing research and development projects. The Company expects that funding for these expenditures will be available out of the Company's future cash flow which will be dependent to a significant extent on the marketability of the Company's ddR Systems and related products. Accordingly, if such expectations are not met, the Company may engage in some form of equity and/or debt financing so as to meet capital expenditures and working capital requirements. There can be no assurance whether or not such financing will be available on terms satisfactory to management, if and when needed.

     To the extent any of the debentures referred to hereinafter under "Liquidity" had not been fully converted or subject to mandatory conversion (which date has since passed) same have been cancelled, extinguished and replaced in consideration of issuance of shares of Company common stock (since registered under SEC File No. 333-55898) in accordance with December 29, 2000 agreement with Hillcrest Avenue LLC ("Hillcrest") whereby all unconverted balances inclusive of principal, interest and liquidated damages were assigned to Hillcrest as was various rights under outstanding promissory notes and
Convertible   Preferred  Shares.  See  "Recent   Developments  -  The  Hillcrest
Agreement".

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

     On August 31, 1998 the Company issued $3,832,849 aggregate principal amount of 5% convertible debentures (the "Convertible Debentures") including a 25% premium and accrued interest, convertible into Common Stock of the Company to the following financing participants - Atlantis Capital Fund, Ltd., Canadian Advantage Limited Partnership, Dominion Capital Fund, Ltd. and Sovereign Partners LP. The Company did not receive any cash proceeds from the offering of the Convertible Debentures. The full amount was paid by investors to holders of the Company's Convertible Debentures issued on March 16, 1998 holding $3,000,000 of such Convertible Debentures as repayment in full of the Company's obligations under such Convertible Debentures. During the same period the Company issued $2,311,000 aggregate principal amount of 5% Convertible Debentures, convertible into Common Stock of the Company. After deducting fees, commissions and escrow fees in the aggregate amount of $311,000 the Company received a net amount of $2,000,000. The face amount of both Convertible Debentures were convertible into shares of Common Stock of the Company commencing March 1, 1999 at a conversion price equal to 82% of the average closing bid price for the ten trading days preceding the date of the conversion or $1.00 whichever is less. Any convertible Debentures not so converted became subject to mandatory conversion by the Company on the 24th monthly anniversary of the date of issuance of the Convertible Debentures. All of these debentures have been converted in accordance with 2 year mandatory conversion provisions.

     On October 6, 1998 the Company issued $2,940,000 aggregate principal amount of 5% convertible debentures (the "Convertible Debentures") including, as part of the terms of this financing, $540,000 repurchase of stock (717,850 and 747,150 shares from Dominion Capital Fund, Ltd. and Sovereign Partners LP respectively), convertible into Common Stock of the Company to the following financing participants - Dominion Capital Fund, Ltd. and Sovereign Partners LP. After deducting fees, commissions and escrow fees in the aggregate amount of $300,000 the Company received a net amount of $2,100,000. The face amount of the Convertible Debentures became convertible into shares of Common Stock of the Company any time after the closing date at a conversion price equal to 82% of the average closing bid price for the ten trading days preceding the date of the conversion or $1.00 whichever is less. Any Convertible Debentures not so converted became subject to mandatory conversion by the Company on the 24th monthly anniversary of the date of issuance of the Convertible Debentures. All of these debentures have been converted in accordance with 2 year mandatory conversion provisions.

     The Registrant received gross proceeds of $1,080,000 in December, 1998, pursuant to promissory notes bearing interest at the rate of 5% per annum for the first 90 calendar days (through March 13, 1999) with the Company having the option to extend the notes for an additional 60 days with interest increasing 2% per annum during the 60 day period. The Company exercised its extension option. As further consideration for the loan, the Company issued Lenders Warrants to purchase up to 50,000 shares of the Company's common stock exercisable, in whole or in part, for a period of up to 5 years at $.375 (the bid price for Company shares on the date of closing). The promissory notes (held by Dominion Capital Fund, Ltd. and Sovereign Partners) were not paid by their due date and the terms of a Contingent Subscription Agreement, Debenture and Registration Rights Agreement automatically went into effect with debentures bearing interest at the rate of 5% per annum (payable in stock or cash at the Company's option) and being convertible, at any time at 82% of the 10 day average bid price for the 10 consecutive trading days immediately preceding the conversion date or $1.00 whichever is less. The documents also provide for certain Company redemption rights at percentages ranging from 115% of the face amount of the Debenture to 125% of the face amount of the debenture dependent upon redemption date, if any. As a result of the Company entering into a December 2000 agreement with Hillcrest Avenue LLC (see "Recent Developments - The Hillcrest Agreement") any unconverted balances previously due inclusive of interest and liquidated damages were extinguished.

     On January 29, 1999 the Company issued a principal aggregate amount of $1,170,000 of convertible debentures ("Convertible Debenture"), convertible into Common Stock of the Company to the following financing participants - Dominion Capital Fund, Ltd., Dominion Investment Fund LLC and Sovereign Partners LP at a conversion price of 82% of the average closing bid price for the ten trading days preceding the date of conversion together with accrued interest of 3% for the first 90 days, 3.5% for 91-120 days and 4% for 120 days and thereafter. As further consideration for the loan, the Company issued Lenders Warrants to purchase up to 58,500 shares of the Company's common stock exercisable, in whole or in part, for a period of up to 5 years at $1.00 per share. After deducing fees directly attributable to such offering the Company received a net amount of $1,020,000. The Company received written representations from each investor to the effect that they were each accredited investors as defined in Rule 501(a) of Regulation D. Any Convertible Debenture not so converted are subject to mandatory conversion by the Company on the 24th anniversary date of issuance of the Convertible Debentures. None of these convertible debentures as of September 12, 2000 have been converted. As a result of the Company entering into a December 2000 agreement with Hillcrest Avenue LLC (see "Recent Developments - The Hillcrest Agreement") any unconverted balances previously due inclusive of interest and liquidated damages were extinguished.

     On March 2, 1999 the Company entered into a second promissory note (contingent convertible debenture financing) with the same lenders as the December 1998 transaction described directly above (i.e., Dominion Investment Fund LLC and Sovereign Partners LP) with terms and conditions identical to those set forth above excepting (a) gross proceeds amounted to $1,110,000, (b) the initial due date of such notes was May 31, 1999, (c) the potential 60 day extension date on such promissory notes was July 30, 1999, but such extension right was never utilized, (d) the conversion price was 80% of the 10 day average closing bid price for the 10 consecutive trading days immediately preceding conversion date and (e) Warrants were issued (similarly exercisable over 5 years) to purchase up to 50,000 shares of common stock at 125% of the average 5 day closing bid price of the Company's common stock immediately preceding the date of closing but in no event at less than $1.00 per share. In all other respects the terms and conditions of each of the documents executed with respect to this transaction are identical in all material respects to those described above regarding December 1998 transaction. The promissory notes were not paid by their due date and the terms of a Contingent Subscription Agreement and Registration Rights Agreement automatically went into effect. As a result of the Company entering into a December 2000 agreement with Hillcrest Avenue LLC (see "Recent Developments - The Hillcrest Agreement") any unconverted balances previously due inclusive of interest and liquidated damages were extinguished.

     On March 26, 1999 the Company entered into a third promissory note (contingent convertible debenture financing) with terms and conditions identical to those set forth in the March 2, 1999 promissory note financing referred to directly above excepting (a) the lender is different, to wit: Aberdeen Avenue, LLC, (b) gross proceeds amounted to $550,000, (c) the initial due date of such note was June 25, 1999, (d) the potential 60 day extension date on such promissory note was August 24, 1999 but such extension right was never utilized
(e) Warrants were issued (similarly exercisable over 5 years) to purchase up to 27,500 shares of common stock at 125% of the average 5 day closing bid price of the Company's common stock immediately preceding the date of closing but in no event at less than $1.00 per share. In all other respects the terms and conditions of each of the documents executed with respect to this transaction are identical in all material respects to those described in the above referenced March 2, 1999 transaction. The promissory notes were not paid by their due date and the terms of a Contingent Subscription Agreement and Registration Rights Agreement automatically went into effect. As a result of the Company entering into a December 2000 agreement with Hillcrest Avenue LLC (see "Recent Developments - The Hillcrest Agreement") any unconverted balances previously due inclusive of interest and liquidated damages were extinguished.

     From May 14, 1999 to June 9, 1999 (in a single financing) the Company issued a principal aggregate amount of $850,000 of convertible debentures ("Convertible Debentures"), convertible into Common Stock of the Company to the following financing participants - Endeavor Capital Fund SA, Excaliber Limited Partnership and Carbon Mesa Partners LLC at a conversion price of 80% of the average closing bid price for the ten trading days preceding the date of conversion together with accrued interest of 5%. After deducting fees directly attributable to such offering the Company received a net amount of $772,727. The Company received written representations from each investor to the effect that they were each accredited investors as defined in Rule 501(a) of Regulation D. Any Convertible Debenture not so converted are subject to mandatory conversion by the Company on the 24th anniversary date of issuance of the Convertible Debentures. As a result of the Company entering into a December 2000 agreement with Hillcrest Avenue LLC (see "Recent Developments - The Hillcrest Agreement") all Excaliber Limited Partnership's unconverted balance previously due inclusive of interest and liquidated damages was extinguished. As of January 31, 2001 all unconverted balances of Cabon Mesa Partners LLC and Endeavour Capital Fund SA were converted.

     On July 9, 1999 the Company entered into a fourth promissory note (contingent convertible debenture financing) with terms and conditions identical to those set forth in the March 2, 1999 promissory note financing referred to above excepting (a) the lender is different, to wit: Southshore Capital, Ltd. now assigned to Parkdale LLC (b) gross proceeds amounted to $1,100,000, (c) the due date of such note was August 23, 1999 with no right to extend and (d) the debenture holder did not receive any warrants. In all other respects the terms and conditions of each of the documents executed with respect to this

                                     -35
-
transaction are identical in all material respects to those described in the above referenced March 2, 1999 transaction. The promissory notes were not paid by their due date and the terms of a Contingent Subscription Agreement, Convertible Debenture and Registration Rights Agreement automatically went into effect. As a result of the Company entering into a December 2000 agreement with Hillcrest Avenue LLC (see "Recent Developments - The Hillcrest Agreement") any unconverted balances previously due inclusive of interest and liquidated damages were extinguished.

     On August 11, 1999 the Company entered into a fifth promissory note (contingent convertible debenture financing) with terms and conditions identical in all material respects to those set forth in the March 2, 1999 promissory note financing referred to above excepting (a) the lender is different, to wit:
Aberdeen Avenue, LLC, (b) gross proceeds amounted to $1,400,000, (c) the due date of such note was November 11, 1999 with no right to extend and (d) the debenture holder did not receive any warrants. In all other respects the terms and conditions of each of the documents executed with respect to this transaction were identical in all material respects to those described in the above referenced March 2, 1999 transaction. The promissory note was not paid on its due date and the terms of the Contingent Subscription Agreement, Convertible Debenture and Registration Rights Agreement automatically went into effect. As a result of the Company entering into a December 2000 agreement with Hillcrest Avenue LLC (see "Recent Developments - The Hillcrest Agreement") any unconverted balances previously due inclusive of interest and liquidated damages were extinguished.

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

     In December 2000 the Company borrowed $3,000,000 from Kew Court LLC in accordance with the terms and conditions of a promissory note whereby principal and interest are payable in full on or before December 29, 2001.

YEAR ENDED JUNE 30, 2000 COMPARED TO YEAR ENDED JUNE 30, 1999

RESULTS OF OPERATIONS

     Net  sales  amounted  to  $22,030,124  for the year  ended  June 30,  2000, compared to $17,295,882 for the year ended June 30, 1999 an increase of $4,734,242 or 27.4% from the year ended June 30, 1999. The 27.4% increase in net sales was mainly due to the sales of ddRMulti increasing by 486.5% or
$11,728,441. This significant increase was slightly offset by a decrease in conventional X-ray of 32.3% ($861,006) and conventional OEM-Business of 60.4% ($5,923,145). The decrease in conventional X-ray and conventional OEM-Business is due to the Company's conscious effort of promoting sales of ddRMulti with a corresponding decline of interest in sales of conventional X-ray and conventional OEM-Business.

     In the past the Company has been substantially reliant upon Philips Medical Systems ("Philips") but at this stage of the Company's maturation process and as same continues to develop, reliance upon Philips has correspondingly decreased. Additionally, the Company's agreement with Philips relates to conventional X-ray equipment which has been a low profit margin item. More and more this type of sale is being replaced by (a) Company sale of conventional X-ray equipment directly to purchasing country and/or hospital and/or to the ultimate user thereof and (b) more significantly and importantly by Company's sales of its ddRMulti - its flagship product.

     Gross profit increased by $1,763,547 or 46.8% to $5,530,128 for the year ended June 30, 2000, from $3,766,581 for the year ended June 30, 1999. Gross profit as a percentage of net revenues increased to 25.1% for the year ended June 30, 2000 from 21.8% for the year ended June 30, 1999. The increase in gross profit as a percentage of net revenues is attributable to the fact that the percentage of sales of ddRMulti to total sales increased to 64.2% of total sales for the year ended June 30, 2000 from 13.9% for the year ended June 30, 1999.

     Operating expenses decreased by $2,334,842 or 12.1% to $17,011,097, or 77.2% of net revenues, for the year ended June 30, 2000, from $19,345,939 or 111.9% of net revenues for the year ended June 30, 1999. The principal items were officers and directors compensation of $2,831,662 or 12.9% of net sales for the year ended June 30, 2000 compared to $5,014,293 or 29% of net sales for the year ended June 30, 1999, salaries (net of officers and directors compensation) of $3,762,009 or 17.1% of net sales for the year ended June 30,2000 compared to $3,784,305 or 21.9% of net sales for the year ended June 30, 1999 and selling expenses of $4,352,016 or 19.8% of net sales for the year ended June 30, 2000 compared to $3,207,646 or 18.5% of net sales for the year ended June 30, 1999. Research and development expenses were $1,914,065 or 8.7% of net sales for the year ended June 30, 2000 compared to $1,808,107 or 10.5% of net sales for the year ended June 30, 1999. The increase is primarily due to the development of the ddR-Combos and the ddR Chest unit. General and administrative expenses decreased by $667,928 or 26.9% to $1,816,828 or 8.2% of net sales for the year ended June 30, 2000 from $2,484,756 or 14.4% of net sales for the year ended June 30, 1999. The decrease in officers and directors compensation of $2,182,631 or 43.5% is due to the fact that within fiscal 1999 common stock issued to the President in exchange for extinguishment of certain bonus rights contained in his employment agreement amounted to $4,320,000 whereas common stock issued within fiscal year 2000 to directors and officers for services amounted to $2,165,625. The decrease in selling and general administrative expenses is due to overall savings, primarily on professional fees and services. Other operating expenses decreased by $182,204 or 17.1% to $883 ,835 or 4% of net sales for the year ended June 30, 2000 from $1,066,039 or 6.2% of net sales for the year ended June 30, 1999. This decrease is primarily due to the decrease in rent and insurance costs.

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

FINANCIAL CONDITION

June 30, 2000 compared to June 30, 1999

     Total assets of the Company on June 30, 2000 increased by $1,871,825 to $25,383,014 from $23,511. 189 on June 30, 1999, primarily due to the increase of current assets. Current assets increased $1,902,120 to $13,831,501 on June 30, 2000 from $11,929,381 on June 30, 1999. The increase in current assets is attributable to the increase of cash and cash equivalents of $1,729,886, restricted cash of $1,385,600 and the increase of accounts receivable of $736,520 of which approximately $1,840,250 arises from the sale of ddRMulti to Romania which was partially offset by the decrease in inventory of $2,695,249 caused by the sales of these units to Romania and the increase in prepaid expenses and sundry receivables of $445,363. Other assets decreased $47,871 to $5,250,897 on June 30, 2000 from $5,298,768 on June 30, 1999. The decrease is primarily attributable to the amortization of the licensing agreement, patents & trademark, software development cost and the goodwill.

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


BACKLOG

     Management estimates that as of the end of fiscal year ended June 30, 2001 the Company had an order backlog of $8,013,600 which consisted of $1,882,400 in conventional X-ray equipment and services and $6,131,200 in digital (i,e., ddRMulti and information solutions) as compared to an order backlog of $8,800,000 which consisted of $2,080,000 in conventional X-ray equipment and $6,720,000 in ddRMulti as of the fiscal year ended June 30, 2000.

NEW ACCOUNTING PRONOUNCEMENTS

     The Company has adopted Statement of Financial Accounting Standard No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities" for the year ended June 30, 2001. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. The application of the new pronouncement did not have a material impact on the Company's financial statements.

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". With the exception of certain provisions that required earlier application, this interpretation is effective for all applicable transactions beginning July 1, 2000. The adoption of this interpretation did not have a material impact on the Company's consolidated financial statements.

     In 2000, the Emerging Issues Task Force ("EITF") of the FASB issued EITF Issue No. 00-2, "Website Development Costs," which established guidelines for accounting for website development costs and became effective for quarters beginning after June 30, 2000. The adoption of EITF Issue No. 00-2 did not have a significant effect on the Company's financial statements.

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement are not expected to have a material effect on the Company's financial position or operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements have been prepared in accordance with the requirements of Regulation S-X and supplementary financial information included herein, if any, has been prepared in accordance with Item 301 of Regulation S-K.

                         INDEX TO FINANCIAL STATEMENTS

                                                                     Page

Audited Financial Statements for Fiscal Years Ended
 June 30, 2001, 2000 and 1999

Independent Auditors Report                                           F 1

Consolidated Balance Sheets at June 30, 2001 and 2000                 F 2-3

Consolidated Statements of Operations for the years ended
 June 30, 2001, 2000 and 1999                                         F 4

Consolidated Statements of Stockholders Equity for the years ended
 June 30, 2001, 2000 and 1999                                         F 5

Consolidated Statements of Cash Flows for the years ended
 June 30, 2001, 2000 and 1999                                         F 6-7

Notes to Consolidated Financial Statements                            F 8-22

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors
Swissray International, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Swissray International, Inc. and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swissray International, Inc. and subsidiaries as of June 30, 2001 and 2000, and the results of its operations, changes in stockholders' equity and cash flows for each of the three years then ended in conformity with accounting principles generally accepted in the United States of America.



                                                /s/ Feldman Sherb & Co., P.C.
                                                    Feldman Sherb & Co., P.C.
                                                    Certified Public Accountants

New York, New York
August 10, 2001

                                       F 1
   The accompanying notes are an integral part of these financial statements.

                           SWISSRAY INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                June 30,             June 30,
                                                 2001                 2000
                                            -------------          ------------


CURRENT ASSETS
Cash and cash equivalents                  $   1,588,490          $  3,011,183
Restricted cash                                     -                1,385,600
Notes receivable - short-term                       -                  300,000
Accounts receivable, net of allowance
for doubtful accounts of $ 134,700
and $ 170,883                                  2,104,385             3,185,399
Inventories                                    4,278,360             4,637,152
Prepaid expenses and sundry receivables          786,425             1,312,167
                                              -----------          ------------
Total Current Assets                           8,757,660            13,831,501
                                              -----------          ------------
PROPERTY AND EQUIPMENT, at cost, net of
accumulated depreciation of $ 1,705,622
and $ 1,393,689                                6,417,753             6,300,616

OTHER ASSETS
Loan receivable affiliiates                      963,249               768,647
Licensing agreement, net of accumulated
amortization of $ 2,855,781
and $ 2,359,124                                2,110,794             2,607,451
Patents and trademarks, net of accumulated
amortization of $ 167,548 and  $ 141,464         145,782               171,866
Software develompent costs, net of
accumulated amortization of $ 436,674
and $ 335,818                                    161,099               256,380
Security deposits                                 33,546                36,873
Goodwill, net of accumulated amortization
of $ 716,923 and $ 523,595                     1,216,352             1,409,680
                                              -----------          ------------
TOTAL OTHER ASSETS                             4,630,822             5,250,897
                                              -----------          ------------
Total Assets                               $  19,806,235          $ 25,383,014
                                              ===========          ============


                                       F 2
   The accompanying notes are an integral part of these financial statements.

                           SWISSRAY INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                June 30,             June 30,
                                                 2001                 2000
                                            -------------          -------------
CURRENT LIABILITIES
Current maturities of long-term debt       $      40,495          $    229,700
Notes payable - banks                          2,262,481             3,578,339
Notes payable - short-term                     3,045,226             1,352,502
Loan payable                                     110,634               119,885
Accounts payable                               4,995,528             4,340,033
Accrued expenses                               1,885,586            10,727,576
Restructuring                                       -                  100,000
Customer deposits                              1,505,333               785,614
                                            -------------          ------------
TOTAL CURRENT LIABILITIES                     13,845,283            21,233,649
                                            -------------          ------------


CONVERTIBLE DEBENTURES, net of
conversion benefit                                  -               14,067,294

LONG-TERM DEBT, less current maturities           10,511                83,102

COMMON STOCK SUBJECT TO PUT                      319,985               319,985

STOCKHOLDERS' EQUITY
Common stock                                     843,809               233,999
Additional paid-in capital                   112,088,028            88,207,532
Treasury stock                                (2,040,000)           (2,040,000)
Deferred compensation                            (16,291)             (998,399)
Accumulated deficit                         (103,590,902)          (94,130,543)
Accumulated other comprehensive loss          (1,334,203)           (1,273,620)
Common stock subject to put                     (319,985)             (319,985)
                                            -------------          ------------
TOTAL STOCKHOLDERS' EQUITY                     5,630,456           (10,321,016)
                                            -------------          ------------

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                      $  19,806,235          $ 25,383,014
                                            =============          ============


                                       F 3
   The accompanying notes are an integral part of these financial statements.

                           SWISSRAY INTERNATIONAL INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                             Year ended June 30,
                                    --------------------------------------------
                                         2001          2000          1999
                                    -------------  ------------   ------------

NET SALES                           $  22,161,014  $ 22,030,124   $ 17,295,882
COST OF SALES                          15,859,420    16,499,996     13,529,301
                                    -------------  ------------   ------------
GROSS PROFIT                            6,301,594     5,530,128      3,766,581
                                    -------------  ------------   ------------


OPERATING EXPENSES
Officers and directors compensation       618,038     2,831,662      5,014,293
Salaries                                4,239,179     3,762,009      3,784,305
Selling                                 3,961,148     4,352,016      3,207,646
Research and development                2,305,165     1,914,065      1,808,107
General and administrative                863,895     1,816,828      2,484,756
Other operating expenses                  564,330       883,835      1,066,039
Bad debts                                (104,813)       93,570        706,877
Depreciation and amortization           1,337,887     1,357,112      1,273,916
                                    -------------  ------------   ------------
TOTAL OPERATING EXPENSES               13,784,829    17,011,097     19,345,939
                                    -------------  ------------   ------------

LOSS BEFORE OTHER INCOME (EXPENSES)    (7,483,235)  (11,480,969)   (15,579,358)
                                    -------------  ------------   ------------

Other income (expenses)                  (146,415)      190,316         40,385
Interest expense                       (1,723,259)  (10,347,427)    (5,638,928)
                                    -------------  ------------   ------------
OTHER INCOME (EXPENSES)                (1,869,674)  (10,157,111)    (5,598,543)
                                    -------------  ------------   ------------
LOSS FROM CONTINUING OPERATIONS
 BEFORE EXTRAORDINARY ITEMS            (9,352,909)  (21,638,080)   (21,177,901)

Extraordinary expense                        -             -          (832,849)
                                    -------------  ------------     ----------
NET LOSS                               (9,352,909)  (21,638,080)   (22,010,750)

Imputed Preffered Stock Dividend         (107,450)         -              -
                                    -------------  ------------     ----------
Loss available to common
 shareholders                       $  (9,460,359) $(21,638,080)  $(22,010,750)
                                    =============  ============     ==========
LOSS PER COMMON SHARE BASIC
 AND DILUTED
Loss from continuing operations     $       (0.17) $      (1.14)  $      (3.24)
Extraordinary items                          -             -             (0.13)
                                    -------------  ------------     ----------
                                    $       (0.17) $      (1.14)  $      (3.37)
                                    =============  ============     ==========
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                     57,100,074    18,927,303      6,525,423
                                    =============  ============     ==========


                                       F 4
   The accompanying notes are an integral part of these financial statements.

SWISSRAY INTERNATIONAL, INC.
CONSOLITATED STATEMENT OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 2001, 2000 and 1999

                                                                                           Additional
                                         Conv. Prefered Stock       Common Stock            Paid-in
                                         ---------------------   ---------------------      Capital       Treasury Stock
                                         Shares       Amount      Shares       Amount      (Restated)
                                         ---------------------   -------------------------------------------------------
BALANCE - JUNE 30, 1998                     -     $     -         4,142,622  $   41,426    $ 58,074,793     $      -

COMPREHENSIVE LOSS:
 Net loss                                   -           -              -           -               -               -
 Foreign currency translation loss
  net of taxes $ -0-                        -           -              -           -               -               -

 TOTAL COMPREHENSIVE LOSS                   -           -              -           -               -               -

Issuance of common stock for cash           -           -         3,861,287      38,613       3,121,784            -
Stock options exercised for services        -           -             1,000          10           7,290            -
Issuance of common stock in lieu of
 interest payment                           -           -           199,830       1,998         126,109            -
Shares issued for services                  -           -         3,801,500      38,015       1,673,110            -
Shares issued to officers for services      -           -         2,000,000      20,000       4,300,000            -
Treasury stock - at cost                    -           -              -           -               -           (540,000)
Beneficial conversion feature of
 convertible debentures                     -           -              -           -          1,633,164            -
Interest expense on option value
 per black scholes                          -           -              -           -             91,763            -
                                         ------------------------------------------------------------------------------
BALANCE - JUNE 30, 1999                     -           -        14,006,239     140,062      69,028,012        (540,000)

COMPREHENSIVE LOSS:
 Net loss                                   -           -              -           -               -               -
 Foreign currency translation gain
  net of taxes $ -0-                        -           -              -           -               -               -

TOTAL COMPREHENSIVE LOSS                    -           -              -           -               -               -

Issuance of common stock for cash           -           -         6,269,621      62,696       9,781,278            -
Stock options exercised for cash            -           -         1,125,500      11,255       2,124,894            -
Issuance of common stock in lieu of
 interest payment                           -           -           165,450       1,655         277,945            -
Issuance of common stock "Settelment"       -           -           150,000       1,500         673,500            -
Amortization of shares issued for
 services                                   -           -              -           -               -               -
Shares issued to officers/employees
 for services                               -           -         1,157,065      11,571       2,798,365            -
Shares issued for services                  -           -           526,000       5,260       1,325,941            -
Purchase of 33,333 shares subject to put    -           -              -           -               -         (1,500,000)
Beneficial conversion feature of
 convertible debentures                     -           -              -           -          1,131,061            -
Interest expense on option value per
 black scholes                              -           -              -           -          1,066,536            -
                                         ------------------------------------------------------------------------------
BALANCE - JUNE 30, 2000                     -           -        23,399,875     233,999      88,207,532      (2,040,000)

COMPREHENSIVE LOSS:
 Net loss                                   -           -              -           -               -               -           -
 Foreign currency translation loss
  net of taxes $ -0-                        -           -              -           -               -               -

TOTAL COMPREHENSIVE LOSS                    -           -              -           -               -               -

Issuance of convertible preferred
 shares "Penalty"                          7,000   7,000,000           -           -               -               -
Conversion of convertible preferred
 into common                              (7,000) (7,000,000)    21,515,035     215,150       6,784,850            -
Conversion of convertible debentures,
 notes payable and accrued interest
 into common                                -           -        39,289,293     392,893      16,913,288            -
Stock warrants exercised for cash           -           -           150,000       1,500         148,500            -
Amortization of shares issued for
 services                                   -           -              -           -               -               -
Shares issued for services                  -           -            26,681         267          59,733            -
Cost related to refinancing                 -           -              -           -           (175,000)           -
Imputed prefered stock dividend             -           -              -           -            107,450            -
Interest expense on option value
 per black scholes                          -           -              -           -             41,675            -
                                       --------------------------------------------------------------------------------
BALANCE - June 30, 2001                     -     $     -        84,380,884  $  843,809    $112,088,028$     (2,040,000)
                                       ================================================================================

                                       F 5
   The accompanying notes are an integral part of these financial statements.

SWISSRAY INTERNATIONAL, INC.
CONSOLITATED STATEMENT OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 2001, 2000 and 1999

                                                       Accumulated      Other
                                         Defferred       Deficit     Comprehensive  Common Stock         Total
                                         Compensation   (Restated)       Loss       Subject to Put    (Restated)
                                         -------------------------------------------------------------------------
BALANCE - JUNE 30, 1998                  $     -      $ (50,481,713)  $(1,475,779)  $ (1,819,985)    $  4,338,742

COMPREHENSIVE LOSS:
 Net loss                                      -        (22,010,750)         -              -         (22,010,750)
 Foreign currency translation loss
  net of taxe $-0-                             -               -         (311,956)          -            (311,956)
                                                                                                       -----------
TOTAL COMPREHENSIVE LOSS                       -               -             -              -         (22,322,706)
                                                                                                       -----------
Issuance of common stock for cash              -               -             -              -           3,160,397
Stock options exercised for services           -               -             -              -               7,300
Issuance of common stock in lieu of
 interest payment                              -               -             -              -             128,107
Shares issued for services               (1,282,500)           -             -              -             428,625
Shares issued to officers for services         -               -             -              -           4,320,000
Treasury stock - at cost                       -               -             -              -            (540,000)
Beneficial conversion feature of
 convertible debentures                        -               -             -              -           1,633,164
Interest expense on option value per
 black scholes                                 -               -             -              -              91,763
                                         -------------------------------------------------------------------------

BALANCE - JUNE 30, 1999                  (1,282,500)    (72,492,463)   (1,787,735)    (1,819,985)      (8,754,608)

COMPREHENSIVE LOSS:
 Net loss                                      -        (21,638,080)         -              -         (21,638,080)
 Foreign currency translation gain
  net of taxe $-0-                             -               -          514,115           -             514,115
                                                                                                       -----------
TOTAL COMPREHENSIVE LOSS                       -               -             -              -         (21,123,965)
                                                                                                       -----------
Issuance of common stock for cash              -               -             -              -           9,843,974
Stock options exercised for cash               -               -             -              -           2,136,149
Issuance of common stock in lieu of
 interest payment                              -               -             -              -             279,600
Issuance of common stock "Settelment"          -               -             -              -             675,000
Amortization of shares issued for
 services                                 1,282,500            -             -              -           1,282,500
Shares issued to officers/employees
 for services                                  -               -             -              -           2,809,936
Shares issued for services                 (998,399)           -             -              -             332,802
Purchase of 33,333 shares subject to put       -               -             -         1,500,000             -
Beneficial conversion feature of
 convertible debentures                        -               -             -              -           1,131,061
Interest expense on option value per
 black scholes                                 -               -             -              -           1,066,536
                                         -------------------------------------------------------------------------

BALANCE - JUNE 30, 2000                    (998,399)    (94,130,543)   (1,273,620)      (319,985)     (10,321,016)

COMPREHENSIVE LOSS:
 Net loss                                      -         (9,352,909)         -              -          (9,352,909)
 Foreign currency translation loss
  net of taxe $-0-                             -               -          (60,583)          -             (60,583)
                                                                                                       -----------
TOTAL COMPREHENSIVE LOSS                       -               -             -              -          (9,413,492)
                                                                                                       -----------
Issuance of convertible preferred
 shares "Penalty"                              -               -             -              -           7,000,000
Conversion of convertible preferred
 into common                                   -               -             -              -                -
Conversion of convertible debentures,
 notes payable and accrued interest
 into common                                   -               -             -              -          17,306,181
Stock warrants exercised for cash              -               -             -              -             150,000
Amortization of shares issued for services  998,399            -             -              -             998,399
Shares issued for services                     -               -             -              -              60,000
Cost related to refinancing                    -               -             -              -            (175,000)
Imputed prefered stock dividend                -           (107,450)         -              -                -
Interest expense on option value per
 black scholes                              (16,291)           -             -              -              25,385
                                         -------------------------------------------------------------------------
BALANCE - June 30, 2001                   $ (16,291)  $(103,590,902) $ (1,334,203)    $ (319,985)     $ 5,630,456
                                         =========================================================================






                                       F 5
   The accompanying notes are an integral part of these financial statements.

                           SWISSRAY INTERNATIONAL INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Year Ended
                                                      June 30,
                                        ----------------------------------------
                                             2001        2000           1999
                                         ------------  ----------    -----------



CASH FLOWS FROM OPERATING ACTIVITES

Net loss                                $(9,352,909) $(21,638,080) $(22,010,750)
Adjustment to reconcile net loss to net
 cash used by operating activities
 Depreciation and amortization            1,440,710     1,438,719     1,327,395
 Provision for bad debts                    (36,183)      (49,110)      931,146
 Provision for non-operating loans          400,386          -             -
 Operating expenses through issuance
  of stock options and common stock          78,765     2,809,936     4,755,925
 Issuance of common stock in lieu of
  interest payments                       1,453,017       279,600       128,107
 Interest expense on debt issuance cost
  and conversion benefit                       -        1,131,061     3,070,784
 Interest expense on option value per
  black scholes                                -        1,066,536        91,763
 Settelment expense paid through
  issuance of common stock                     -          675,000          -
 Amortization of deferred compensation    1,005,109     1,615,302          -
 Early extinguishment of debt                  -             -          832,849

(Increase) decrease in operating assets:
 Accounts receivable                      1,086,811      (687,410)      (51,866)
 Inventories                                358,792     2,695,249       368,744
 Prepaid expenses and sundry receivables    455,742      (445,363)      635,106
Increase (decrease) in operating liabilities:
 Accounts payable                           655,495    (1,082,288)      391,873
 Accrued expenses                          (431,120)    7,723,732      (361,606)
 Restructuring                             (100,000)     (400,000)         -
 Customers deposits                         719,719       507,107       101,924
                                          ---------     ---------     ----------
NET CASH USED BY OPERATING ACTIVITIES    (2,265,666)   (4,360,009)   (9,788,606)
                                          ---------     ---------     ----------
CASH FLOW FROM INVESTING ACTIVITIES
 Acquisition of property and equipment     (740,922)     (633,419)     (692,954)
 Other intangibles                           (5,575)      (13,469)       (1,518)
 Increase in notes receivable                  -             -         (199,132)
 Security deposits                            3,327        (8,838)       10,245
 Increase in loan receivable                   -           15,948         4,056
                                          ---------     ---------     ----------
NET CASH USED BY INVESTING ACTIVITIES      (743,170)     (639,778)     (879,303)
                                          ---------     ---------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds (repayments) of short-term
  borrowings                                378,410      (459,767)    8,923,070
 Proceeds related to debentures not
  funded                                       -             -         (227,273)
 Proceeds related to debentures                -       (1,238,558)         -
 Principal payment of long-term
  borrowings                                (72,591)     (111,993)     (245,580)
 Decrease (Increase)  in restricted
  cash                                    1,385,600    (1,385,600)         -
 Note receivable- short-term                   -         (300,000)         -
 Loan receivable affiliates                (194,602)     (768,647)         -
 Issuance of common stock for cash             -        9,843,974     3,160,396
 Exercise of stock options and warrants
  for cash                                  150,000     2,136,149          -
 Purchase of treasury stock                    -       (1,500,000)     (540,000)
 Payment to stockholders and officers          -             -           (2,207)
                                          ---------     ---------    -----------
CASH PROVIDED BY FINANCING ACTIVITIES     1,646,817     6,215,558    11,068,406
                                          ---------     ---------    -----------

EFFECT OF EXCHANGE RATE ON CASH             (60,584)      514,115      (400,752)
                                          ---------     ---------     ----------
NET INCREASE (DECREASE) IN CASH          (1,422,603)    1,729,886          (255)
CASH AND CASH EQUIVALENTS -
 beginning of year                        3,011,183     1,281,297     1,281,552
                                          ---------     ---------     ----------
CASH AND CASH EQUIVALENTS -
 end of year                            $ 1,588,580   $ 3,011,183   $ 1,281,297
                                          =========     =========     =========


                                       F 6
    The accompanying notes are an integral part of these financial statements

                       SUPPLEMENTAL CASH FLOW INFORMATION

                                                     Year Ended
                                                      June 30,
                                        ----------------------------------------
                                             2001        2000         1999
                                         ------------  ----------  -----------

Cash paid for interest                   $   164,223   $ 154,157    $ 462,997

Shares issued in lieu of
 notes and interest payments               1,294,200     279,600      128,107

Beneficial conversion feature
 recorded as additional paid-in capital         -      1,131,061    1,633,164

Convertible debentures converted to
 common stock                             14,067,294   1,238,558         -

















                                       F 7

    The accompanying notes are an integral part of these financial statements

SWISSRAY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2001, 2000 AND 1999

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

REVENUE RECOGNITION

The Company follows the guidelines of SEC Staff Accounting Bulletin No., 101 "Revenue Recognition in Financial Statements". Revenues from direct sales of products to end-users are recorded when the products are shipped, installed, collection of the purchase price is probable and the Company has no significant further obligations to the customer. Revenues from direct sales of products to distributors are recorded when the products are shipped, collection of the purchase price is probable and the Company has no significant further obligations to the customer. Costs of remaining insignificant Company obligations, if any, are accrued as costs of revenue at the time of revenue recognition.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.



                                       F 8

WARRANTY

The company accrues a warranty allowance at the time of sale. The warranty allowance is based upon the company's experience and varies between 0.5 and 2% of the net sales amount.

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

PROPERTY AND EQUIPMENT

Property and equipment are carried at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements, or the term of the facility lease.

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

                                       F 9

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

ADVERTISING AND PROMOTION

Advertising and promotion costs are expensed as incurred and included in "Selling" expenses. Advertising and promotion expense for the years ended June 30, 2001, 2000 and 1999 were $ 3,034,235, $ 2,601,410 and $ 1,452,309, respectively.

RESEARCH AND DEVELOPMENT

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

                                      F 10

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

SHIPPING AND HANDLING COSTS

The Company accounts for shipping and handling costs as a component of "Cost of Sales".

NEW ACCOUNTING PRONOUNCEMENTS

The Company has adopted Statement of Financial Accounting Standard No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities" for the year ended June 30, 2001. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. The application of the new pronouncement did not have a material impact on the Company's financial statements.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". With the exception of certain provisions that required earlier application, this interpretation is effective for all applicable transactions beginning July 1, 2000. The adoption of this interpretation did not have a material impact on the Company's consolidated financial statements.

In 2000, the Emerging Issues Task Force ("EITF") of the FASB issued EITF Issue No. 00-2, "Website Development Costs," which established guidelines for accounting for website development costs and became effective for quarters beginning after June 30, 2000. The adoption of EITF Issue No. 00-2 did not have a significant effect on the Company's financial statements.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement is not expected to have a material effect on the Company's financial position or operations.

                                      F 11

NOTE 2 - INVENTORIES

Inventories are summarized by major classification as follows:


                                                     June 30,
                                             -----------------------
                                                2001          2000
                                             ----------    ---------
       Raw materials, parts and supplies    $ 2,750,510  $ 2,682,558
       Work in process                          749,938    1,295,575
       Finished goods                           777,912      659,019
                                             ----------    ---------
                                            $ 4,278,360  $ 4,637,152
                                             ==========    =========

NOTE 3  - PREPAID EXPENSES AND SUNDRY RECEIVABLES

Prepaid expenses and sundry receivables consist of the following:

                                                     June 30,
                                             -----------------------
                                                2001          2000
                                             ----------    ---------
       Prepaid expenses, deposits
        and advance payments                $   402,686  $   892,077
       Prepaid and refundable taxes             373,882      414,090
       Employee loans                             9,857        6,000
                                             ----------    ---------
                                            $   786,425  $ 1,312,167
                                             ==========    =========

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                    Estimated                June 30,
                                   Useful Lives     ----------------------
                                     (years)          2001        2000
                                  --------------    ---------   ---------
Land                                    -          $  785,792  $  596,982
Building                               30           5,030,096   4,976,657
Equipment                               5           1,670,267   1,866,720
Office furniture and equipment         3-5            473,421     253,946
Leasehold Improvements                 10             163,799        -
                                                    ---------   ---------
                                                    8,123,375   7,694,305
Less: Accumulated depreciation                      1,705,622   1,393,689
                                                    ---------   ---------
                                                   $6,417,753  $6,300,616
                                                    =========   =========

Depreciation and amortization expense, for property and equipment, for the years ended June 30, 2001, 2000 and 1999 were $ 623,641, $ 615,873 and $ 547,693 respectively.

                                      F 12

NOTE 5 - INTANGIBLE ASSETS

Intangible assets at June 30, 2001 and 2000 consisted of the following

                                   Estimated            June 30,
                                  Useful Lives   ----------------------
                                    (Years)        2001         2000
                                  ------------   ---------    ---------
Excess of cost over fair value
 of net assets acquired               10        $1,933,275   $1,933,275
Licensing (a)                         10         4,966,575    4,966,575
Software development cost            5-8           597,773      592,198
Patents and Trademarks                10           313,330      313,330
                                                 ---------    ---------
                                                 7,810,953    7,805,378
Less: Accumulated amortization                   4,176,926    3,360,001
                                                 ---------    --------
                                                $3,634,027   $4,445,377
                                                 =========    =========

Amortization expense, for intangible assets, for the years ended June 30, 2001, 2000 and 1999 were $ 817,069, $ 822,876 and $ 830,194, respectively.

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

NOTE 6 - NOTES PAYABLE - BANKS

The Company has negotiated a revolving line-of-credit agreement with Migros Bank of Switzerland, dated March 23, 1998, for up to $ 440,263. The Company has also negotiated an agreement for up to $ 1,206,200 for the issuance of guarantees and letters of credit, both with a commission of 15% per $ 1,000,000, quarterly while outstanding. There were $ 1,320,813 in outstanding guarantees and $ 0 in letter of credits as of June 30, 2001. The Company also negotiated a fixed line of credit for up to $ 2,352,090 with an agreed repayment of $ 60,310 per 180 days first time applicable as of June 30, 2001. All lines of credit are based on the Exchange rate in effect on June 30, 2001.



                                      F 13

Notes payable are summarized as follows:

                                                             June 30,
                                                     -----------------------
                                                         2001          2000
                                                      ----------    ---------
Migros  Bank,  on demand with six
week notice,  with  interest as of June 30,          $ 1,950,900  $ 2,231,470
2001  and 2000 at 4.75%  and  3.78%  per
annum,  collateralized  by land and
building

Union Bank of Switzerland, due on demand,
with interest at 7.5% per annum,
collateralized by the cash on deposit at
Union Bank of Switzerland and accounts
receivable. Cash balances on deposit at
Union Bank of Switzerland at June 30,
2001 and 2000 were $ 821,510 and $ 2,429,258,
respectively                                             267,967    1,346,869

Migros  Bank,  on  demand,  collateralized
by  certain  accounts  receivable
totalling  $ 44,592  with  interest  at 4.75%.
Cash  balances  on deposit at
Migros Bank at June 30, 2001 was $6,222.                  43,614         -
                                                      ----------    ----------
                                                     $ 2,262,481  $ 3,578,339
                                                      ==========    ==========

NOTE 7 - LOAN PAYABLE

The Company has negotiated a 4% demand loan from a private foundation fund. The loan balance payable at June 30, 2001 and 2000 was $ 110,634 and $ 119,885 respectively.

NOTE 8 - SHARES ISSUED FOR COMPENSATION

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

In 1999, the Company issued 3,800,000 fully vested, nonforfeitable shares of common stock with a fair market value of $.45 per share or $1,710,000 (based on the bid price of $.50 per share on the date of issuance less a 10% discount for restrictions on the resale of such shares) to consultants for services to be rendered over a term of one year to eighteen months. Such amount has been deferred and is being amortized over the term of the consulting agreements.

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

                                      F 14

On April 4, 2000 the Company issued 490,000 fully vested, nonforfeitable shares of common stock with a fair market value of $2.5308 per share or $1,240,092 (based on the bid price of $.50 per share on the date of issuance less a 10% discount for restrictions on the resale of such shares) to a consultant for services to be rendered over twelve months commencing April 1, 2000. Such amount has been deferred and is being amortized over the term of the consulting agreement. In addition the agreement provided for the issuance of 36,000 restrictive shares of Company Common stock (based on 3,000 shares per month) throughout the period of the Consultant's performance.

NOTE 9 - CONVERTIBLE DEBENTURES

Through December 29, 2000, the Company converted all outstanding convertible debentures and notes payable into 39,289,293 restrictive shares of Company common stock thereby extinguishing those convertible debentures, and promissory notes previously outstanding.

NOTE 10 - NOTES PAYABLE - SHORT-TERM

                                                         June 30,
                                                -------------------------
                                                   2001            2000
                                                ----------       --------
Promissory note, dated June 11, 1999,
collateralized by inventory.                   $     -         $  350,000

Promissory note, dated August 31, 1999,
$500,000, with interest at 8%, payable
monthly through August 15, 2001.(a)                45,226         302,502

Promissory note, dated May 2000, with
interest payable at 3% per month due
December 31, 2000.                                   -            500,000

Promissory note, dated June 2000, with
interest payable at 3% per month due
December 31, 2000.                                   -            200,000

Promissory note, dated December 29, 2000
with interest payable at 2.025% per month
due December 29, 2001.(b)                       3,000,000            -
                                                ---------       ---------
                                               $3,045,226      $1,352,502
                                                =========       =========


(a) This promissory note is a settlement agreement with former owners of Swissray America, Inc.

(b) The Company has borrowed $3,000,000 from an affiliate of the majority shareholder. The obligation is secured by a second priority lien on the Company's office building in Switzerland and certain purchase orders and receivables. The note bears interest at the rate of 24.3% per annum and is due (principal and interest) on December 29, 2001.

                                      F 15

NOTE 11 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                        June 30,
                                                  -------------------
                                                    2001        2000
                                                  -------      ------

Note payable - Other                             $ 50,518    $ 87,450

Note payable - Union Bank of Switzerland,            -        163,824

Capitalized leases                                    489      61,528
                                                  -------     -------
                                                   51,006     312,802
Less: Current portion                             (40,495)   (229,700)
                                                  -------     -------
                                                 $ 10,511    $ 83,102
                                                  =======     =======


The aggregate long-term debt principal payments are as follows:

                Year Ending June 30,
                        2002                        $  40,495
                        2003                           10,511

NOTE 12 - SHAREHOLDERS' EQUITY

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


                                      F 16

During the quarter ended September 30, 2000, the Company issued 7,000 shares of Series A Preferred Stock ("Series A") par value $.01 per share. These shares were issued in accordance with terms and provisions of liquidated damage provisions contained in underlying financing documents.

The holders of the Series A Shares shall be entitled to receive a 3% per annum non-cumulative dividend payable on the date of each conversion (the "Dividend Payment Date"). The dividend shall be payable in cash or in common stock par value $.01 per share of the Company (the "Common Stock"), at the Company's option. Such dividends shall be payable in preference to dividends on any Common Stock or stock of any class ranking, as to dividend rights, junior to the Series A Shares. If paid in Common Stock, the number of shares of the Company's Common Stock to be received shall be determined, in the same method as conversion of the Series A, by dividing the dollar amount of the dividend by the then applicable Market Price, as of the Dividend Payment Date. "Market Price" shall mean the lesser of (i) 85.35% of the 10-day average closing bid price, as reported by Bloomberg, LP, for the ten (10) consecutive trading days immediately preceding the Dividend Payment Date or (ii) $4.00 (each being referred to as the "Conversion Price"). If the dividend is to be paid in cash, the Company shall make such payment within 10 business days of the Dividend Payment Date. If the dividend is to be paid in Common Stock, said Common Stock shall be delivered to the holder, or per holder's instructions, within 10 business days of the Dividend Payment Date. Dividends shall be fully non-cumulative and shall accrue (whether or not declared and whether or not there shall be funds legally available for the payment of dividends), without interest, and shall be payable on the Dividend Payment Date. No interest shall accrue on any unpaid dividends on the Series A Preferred Stock.

On December 29, 2000 the 7,000 shares of Series A Preferred Stock was converted into 21,515,035 shares of the Company's common stock (See Note 9).

Stock Option

The Stock Option Plans ("Plans") provide for the grant of options to officers, directors, employees, consultants, attorneys and advisors to the Company. Options may be either incentive stock options or non-qualified stock options, except that only employees may be granted incentive stock options. Options vest at the discretion of the Board of Directors. All options granted in the plans vest immediately. The maximum term of an option is ten years. The remaining options available for grant under the plans was 3,417,500 at June 30, 2001. In Fiscal 2001, had compensation cost for the Stock Option Plans been determined based on the fair value at the grant dates for awards under the Stock Option Plans, except for grants to consultants for which compensation expense has been recognized consistent with the method of SFAS No. 123, as discussed in Note 1, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                             Fiscal 2001         Fiscal 2000
                          -----------------    ---------------
                              As      Pro         As       Pro
                           Reported  Forma     Reported   Forma
                           --------  ------    --------  -------
Net loss (in thousands)     $9,353   $9,679    $21,638   $22,616
Basic and diluted net
 loss per share             $ 0.17   $ 0.17    $  1.22   $  1.27


                                      F 17

The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing method with the following weighted average assumptions used for grants in 2000; dividend yield 0%, expected volatility 50%, risk-free interest rate 5.7%, expected lives in years-1 year.

The weighted average fair value of stock options granted during the year ended June 30, 2001 and 2000 was $.35 and $ 2.36, respectively.

A summary of the status of the Stock Option Plans at June 30, 2001, 2000 and 1999 and the changes during the years then ended is presented below:

                                     2001                           2000                            1999
                            ------------------------------- ------------------------------ --------------------------------
                                                Weighted                       Weighted                         Weighted
                               Shares           Average        Shares           Average       Shares            Average
                             Underlying         Exercise     Underlying        Exercise     Underlying          Exercise
                               Options           Price         Options           Price        Options            Price
                            --------------    ------------- --------------    ------------ --------------     -------------
Outstanding
at beginning of year            2,051,000  $          4.60        194,500  $        23.40        180,000  $          23.40

Granted                         2,649,000  $          0.35      2,987,000  $         2.36         15,000  $           0.44

Cancelled/Expired                (201,500) $         18.47           -     $          -             -     $            -

Exercised                            -     $           -       (1,130,500) $         1.93        (1,000)  $           7.30
                            --------------    ------------- --------------    ------------ --------------     -------------
Outstanding
At end of year                 4,493,500   $          1.52      2,051,000  $         4.60        194,500  $          23.40
                            ==============    ============= ==============    ============ ==============     =============
Exercisable at end of year      4,493,500  $          1.52      2,051,000  $         4.60        194,500  $          23.40
                            ==============    ============= ==============    ============ ==============     =============

The following table summarizes information about stock options under the Stock Option Plans at June 30, 2001

                       Options Outstanding and Exercisable
         ---------------------------------------------------------------------

                                                            Weighted Average          Weighted Average
                                       Number            Remaining Contractual        -----------------
    Range of Exercise Pr             Outstanding                  Life                 Exercise Price
  --------------------------       ----------------    ---------------------------    ------------------
         $.35 - $.37                     2,649,000                2.0                             $0.35
       $2.625 - $2.625                   1,799,000                1.3                            $2.625
       $7.30 - $10.00                       18,900                1.0                             $8.05
       $35.00 - $40.00                      27,500                1.6                            $37.27
                                   ----------------
                                         4,493,500
                                   ================


Stock Warrants

In Fiscal 2001 and 1999, the Company issued 462,500 warrants. The Company recognized compensation cost for the warrants issued of $92,000. Such value was determined using the Black-Scholes method with the following weighted average assumptions; dividend yield 0%, expected volatility 70%, risk-free interest rate 7%, expected lives in years 1. The following table summarizes information about stock warrants at June 30, 2001:


                                      F 18



                                          Warrants
                                      Outstanding and
                                        Exercisable
 Range of Exercise Price             Number Outstanding       Remaining Contractual Life         Average Exercise
                                                                                                       Price
      $.438 - $9.38                       287,500                     2.00-5.75                        $.85

NOTE 13 - DEFINED CONTRIBUTION PLANS

The Swiss and German Subsidiaries, mandated by government regulations, are required to contribute approximately five (5%) percent of all eligible, as defined, employees' salaries into a government pension plan. The subsidiaries also contribute approximately five (5%) percent of eligible employee salaries into a private pension plan. Total contributions charged to operations for the years ended June 30, 2001, 2000 and 1999, were $ 654,837, $475,176 and $509,959, respectively.

NOTE 14 - INCOME TAXES

Deferred income tax assets as of June 30, 2001 of $24,000,000 as a result of net operating losses, have been fully offset by valuation allowances. The valuation allowances have been established equal to the full amounts of the deferred tax assets, as the Company is not assured that it is more likely than not that these benefits will be realized.

A reconciliation between the statutory United States corporate income tax rate (34%) and the effective income tax rates based on continuing operations is as follows:

                                                                                Year Ended June 30,
                                                         -------------------------------------------------------------------
                                                                2001                  2000                      1999
                                                         -------------------    ------------------        ------------------
   Statutory federal income tax (benefit)         $        (3,200,000)       $        (7,400,000)      $        (5,600,000)
   Foreign income tax (benefit) in excess of
   domestic rate                                              400,000                     77,000                    377,000
   Benefit not recognized on operating loss                 2,300,000                  4,973,000                 3,693,000
   Permanent and other differences                            500,000                   2,350,000                 1,530,000
                                                         -------------------    ------------------        ------------------
                                                  $              -           $          -              $          -
                                                         ===================    ==================        ==================

                                      F 19

Net operating loss carryforwards at June 30, 2001 were approximately as follows:


United States (expiring through June 30, 2016)      $   42,000,000

Switzerland (expiring through June 30, 2011)            39,000,000
                                                      ------------
                                                    $   81,000,000
                                                      ============

These carryforwards are subject to limitations on annual utilization because there are "equity structure shifts" or "owner shifts" involving 5% stockholders (as these terms are defined in Section 382 of the Internal Revenue Code), which have resulted in a more than 50% change in ownership.

NOTE 15 - EXTRAORDINARY ITEMS

In Fiscal 1999 the Company recognized a loss from early extinguishment of debt of $832,849, net of income taxes of $-0-.

NOTE 16 -  SIGNIFICANT CUSTOMER AND CONCENTRATION OF CREDIT RISK

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

During the years ended June 30, 2001, 2000 and 1999 there were sales to customers that exceeded 10% of net consolidated sales. Sales to these customers were: 2001 customer B, $ 3,031,000 (14%) customer C $ 7,200,000 (32%), 2000 customer A, $8,180,866 (23%),and customer B $ 10,825,000 (49%), 1999 customer A,
$ 9,253,480 (54%). The company operates in a single industry segment, providing x-ray medical equipment.

The Company derives all of its revenues from its subsidiaries located in the United States, Switzerland and Germany. Sales by geographic areas for the years ended June 30, 2001, 2000 and 1999 were as follows:

                           2001           2000                      1999
                       -----------     -----------       ------------------
 United States        $ 10,043,047    $  6,561,669     $          4,026,931
 Switzerland            11,802,827      15,164,707               12,625,381
 Germany                   312,072         303,748                  643,570
 Other export sales          3,068            -                         -
                       -----------     -----------       ------------------
                      $ 22,161,014    $ 22,030,124     $         17,295,882
                       ===========     ===========       ==================

                                      F 20

The following summarizes identifiable assets by geographic area:

                           2001           2000
                       -----------     -----------
 United States        $  6,918,589    $  8,344,431
 Switzerland            12,316,508      16,782,132
 Germany                   203,605         184,157
 Romania                   102,646          72,293
 Venezuela                 264,887            -
                       -----------     -----------
                      $ 19,806,235    $ 25,383,014
                       ===========     ===========

The following summarizes operating losses before provision for income tax:

                           2001           2000             1999
                       -----------     -----------     -----------
 United States        $ (2,995,063)   $(16,801,696)   $(14,542,148)
 Switzerland            (5,600,280)     (4,277,240)     (5,392,436)
 Germany                   (46,190)       (409,272)       (243,317)
 Romania                  (391,719)           -               -
 Venezuela                (319,657)           -               -
                       -----------     ------------    -----------
                      $ (9,352,909)   $(21,638,080)   $(20,177,901)
                       ===========     ===========     ===========

NOTE 17 - COMMITMENTS

The Company leases various facilities under operating lease agreements expiring through September 2003. The facilities lease agreements provide for a base monthly payment of $22,285 per month. Rent expense for the years ended June 30, 2001, 2000 and 1999 was $ 245,165, $ 361,757 and $ 325,000 respectively. Future minimum annual lease payments, based on the exchange rate in effect on June 30, 2001 under all lease agreements are as follows: 2002$ 654,756, 2003$ 517,898, 2004$ 348,688, 2005$ 258,931, 2006$ 242,637, thereafter $0.

The Company has employment agreements with three of its executives. Minimum compensation under these agreements are as follows:

                       Year Ended
                      June 30, 2002           $          622,170
                      June 30, 2003                      622,170
                      June 30, 2004                      622,170
                      June 30, 2005                      476,579
                      June 30, 2006                      174,360
                                                 ----------------
                                              $        2,517,449
                                                 ================
NOTE 18 - RESTRUCTURING

During the year ended June 30, 1998 the Company recorded restructuring charges of $500,000, as a result of its decision to relocate two facilities. The charges consisted primarily of the present value of the remaining lease obligations of those facilities.

                                      F 21

NOTE 19-VALUATION AND QUALIFYING ACCOUNTS


                                      Balance at   Additions
                                      Beginning    Charged to
                                       of Year     Expenses     Deductions   Balance at End                     of Year
                                      --------    ----------   -----------   ----------------
Allowance for doubtful accounts:
 Year ended December 31, 2001        $ 170,883   $ 102,755    $  138,938    $ 134,700
 Year ended December 31, 2000        $ 219,993   $  93,570    $  142,680    $ 170,883
 Year ended December 31, 1999        $  32,356   $ 706,877    $  519,240    $ 219,993



NOTE 20 - RESTATEMENT

The accompanying financial statements have been restated to properly record the accounting for the value of common stock issued to an officer and consultants as compensation during the year ended June 30, 1999 and the accrual of an additional $1,000,000 for interest expense for the accrual of penalty interest on periodic payments required by terms of financing agreements.

The effect of such restatements on the Company's 1999 financial statement is as follows:

                                 As                              As
                               Reported      Adjustments       Restated
                             -----------     -----------      -----------
Balance Sheet Adjustments
 Assets                     $ 23,761,189    $  (250,000)     $ 23,511,189
 Liabilities                  29,695,812        750,000        30,445,812
Statement of Operations
 Adjustments
 Operating expenses         $ 15,581,217    $ 3,764,722      $ 19,345,939
 Loss from continuing
  Operations                 (16,413,179)     4,764,722       (21,177,901)
 Net Loss                    (17,246,028)     4,764,722       (22,010,750)
 Net loss per common
 Share basic                $      (2.65)   $     (0.72)     $      (3.37)




                                      F 22

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

         Name       Age  Position(s) Held
         ----       ---  ----------------
Ruedi G. Laupper    51   Chairman of the Board of Directors,
                          President and Chief Executive Officer,
Josef Laupper       56   Secretary, Treasurer and Director
Ueli Laupper        31   Vice President and Director
Dr. Erwin Zimmerli  54   Director and Member of the Independent Audit Committee
Dr. Sc Dov Maor     54   Director and Member of the Independent Audit Committee
Michael Laupper     28   Chief Financial Officer

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

ITEM 11.          EXECUTIVE COMPENSATION

Employment Agreements

     Ruedi G. Laupper entered into a five-year employment agreement with Swissray Management AG, a wholly owned subsidiary of the Registrant, on December 18, 1997, which agreement provided for automatic renewal for another five years unless terminated by either party no later than December 31, 2001. Such agreement also provided for (i) an annual salary of 299,000 Swiss francs (or $194,121), (ii) an annual bonus of 12,000 Swiss francs (or $8,377), and (iii) a performance based bonus, based on the audited consolidated financial statements of the Company as of the end of the fiscal year. The bonus was calculated at 25% of EBIT (earnings before interest and taxes) payable in stock of Swissray International, Inc. valued at the average of the closing prices during the five business days following the filing of the 10-K. In addition, the agreement entitles Mr. Laupper to a car allowance, five weeks of vacation, $698 per month for expenses and a "Bel Etage" insurance which provides certain pension benefits not mandated by Swiss law. If such employment agreement is terminated for reasons beyond the employee's control, Ruedi Laupper will receive 2 million Swiss francs (or $1,396,258 at June 30, 2000) including any bonus. The Registrant guarantees the obligation of Swissray Management AG in the event of a default.

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

     At such June 30, 1999 Board meeting members expressed their consensus that while the Company had not, as yet, had any earnings, that its business (after significant and ongoing infusions of capital) had now reached the point where it was expected that "breakeven" (earnings before interest and taxes ("EBIT") being $0) was reasonably foreseeable within the current fiscal year and that it was further expected that in both the near term (i.e., within the next two fiscal years) and long term (i.e., the period of time commencing subsequent to the close of fiscal year ended June 30, 2002) that substantial and significant earnings would be forthcoming as a result of its development of its ddRMulti (and related products) and the industry's acceptance of same as reflected by substantial sales increases and the then anticipated sale of a significant number of its ddRMulti to the Government of Romania. The contract for sale of ddRMulti was entered into in October 1999 as a result of the Romanian Bidding Commission having accepted the Company's tender (in September 1999) as made to the Ministry of Health of the Government of Romania. As a result thereof the Company entered into the aforesaid contract for the sale of 32 of its ddRMulti with a valuation of in excess of $13,800,000. An initial payment aggregating 15% of the aforesaid total gross proceeds (i.e. a sum approximating $2,070,000) due under such contract was made to the Company in early March 2000. The Company installed and sold 25 of the 32 ddRMulti through close of its fiscal year ended June 30, 2000 while the balance of 7 Systems were installed and sold through August 2000 with the Company receiving the full balance aggregating $11,730,000 by such latter date.

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

     Management obtained stockholder ratification regarding this matter on July 12, 2000 after advising stockholders that even absent ratification the Board, in all likelihood, would leave the agreement in effect, as is. Such ratification was sought and received in an effort to comply with NASDAQ Marketplace Rule 4310(c)(25)(H)(i)(a). Notwithstanding ratification the NASD Board of Governors on July 28, 2000 advised the Company that it had declined to review the June 1, 2000 decision of the Nasdaq Council. See also Items 5(d).

     The above referenced Rule provides in part that "Each Issuer shall require shareholder approval". (A) when a stock option or purchase plan is to be established or other arrangements made pursuant to which stock may be acquired by officers or directors, except for warrants or rights issued generally to security holders of Swissray or broadly based plans and arrangement including other employees (e.g., ESPOS). In a case where the shares are issued to a person not previously employed by Swissray, as an inducement essential to the individual's entering into an employment contract with Swissray shareholder approval will generally not be required. The establishment of a plan or arrangement under which the amount of securities which may be issued does not exceed the lesser of 1 percent of the number of shares of Common Stock, 1 percent of the voting power outstanding, or 25,000 shares, will not generally require shareholder approval".

     Swissray is not currently on NASDAQ but nevertheless wished to obtain stockholder ratification regarding issuance of restrictive shares of common stock in amounts greater than 25,000 shares per person since NASDAQ may consider this issue for companies who are reapplying for listing on a case by case basis.

     Swissray has entered into four (4) year employment agreements with Michael Laupper its Chief Financial Officer and Ueli Laupper its Vice President. Each of such agreements will automatically renew for an additional 4 years unless notice is given six (6) months prior to the initial expiration date. Ueli Laupper's employment agreement commenced July 1, 2000 while the employment agreement of Michael Laupper commenced November 1, 2000. The employment agreements of Michael Laupper and Ueli Laupper provide for annual compensation of CHF182,000 and US$104,000 per annum respectively. In accordance with the terms of each of the two (2) agreements each employee is entitled to certain cost of living adjustments, the use of a Swissray automobile and compensation in the sum of $500,000 in the event that the employment agreement is dissolved prior to expiration date on grounds for which employee is not responsible. The agreements further provide for non-accountable monthly expense allowances to Michael Laupper - CHF1,000 and Ueli Laupper - $1,500.

     Notwithstanding certain information contained above with respect to the Company's President, the Company also entered into new employment agreements with both its Chairman, President and Chief Executive Officer, Ruedi G. Laupper, and its Secretary/Treasurer and director, Josef Laupper. Each of these agreements commenced April 1, 2001 and each replaced agreements entered into in December of 1997. The Company's President's agreement is for a term of five (5) years while the Secretary/Treasurer's agreement is for a term of four (4) years. In both instances the agreements will automatically renew for an additional two
(2) years unless notice of termination is given within 6 months prior to the end of its initial term. Ruedi G. Laupper's agreement provides for annual compensation of CHF370,500 while Josef Laupper's agreement provides for annual compensation of CHF162,500 with both of such agreements having provisions relating to cost of living adjustments, use of Company automobile and non-accountable expense allowances of CHF1,500 per month for the Company's President and CHF1,000 per month for its Secretary/Treasurer. The agreements further provide for compensation in the sums of US$2,000,000 for Ruedi G.
Laupper and $500,000 for Josef Laupper in the event that the employment agreements is dissolved prior to its expiration date on grounds for which the employee is not responsible.

     The foregoing is intended to summarize certain pertinent information with respect to current employment agreements between the Company and each of its officers and does not purport to be a complete summary of such agreements.

         All of these employment agreements are covered by Swiss law.

         Summary Compensation Table

     (A) The following Summary Compensation Table sets forth certain information for the years ended June 30, 1999, 2000 and 2001 concerning the cash and non-cash compensation earned by or awarded to the Chief Executive Officer of the Registrant and the three other most highly compensated executive officers of the Registrant as of June 30, 2001 (the "Named Executive Officers").

                                            Annual Compensation                           Long-Term Compensation
                                            -------------------                           ----------------------
                                    Fiscal                                Other Annual        Stock         All Other
Name and Principal Position          Year       Salary        Bonus       Compensation       Options     Compensation
---------------------------         -----   --------------    -----       ------------       -------     ------------
Ruedi G. Laupper                    2001    $228,109           ---          $15,000           $45,220(6)     ___
  President and Chief Executive     2000    $200,878           ---          $695,625(1)(4)    181,250(5)     ---
  Officer, Chairman of the          1999    $194,121         $8,377       $4,335,000(1)(3)      ---          ---
  Board of Directors

Josef Laupper                       2001    $102,693           ---          $12,000           $12,920 (6)     ___
  Secretary, Treasurer              2000    $109,468           ---          $383,250(1)(4)    200,000(5)     ---
                                    1999    $ 83,566          $6,494         $12,000 (1)                     ---

Ueli Laupper                        2001    $120,401           ---          $10,000           $32,300(6)      ___
  Vice President International      2000    $114,494           ---          $628,750(1)(4)    218,750(5)     ---
  Sales                             1999    $ 94,924          $7,077         $10,000 (1)                     ---

Michael Laupper                     2001    $113,991           ---          $ --              $32,300(6)      ___
  Chief Financial Officer           2000    $ 80,600           ---          $371,250(4)       125,000(5)     ---

Erich A. Kalbermatter               1999    $153,333           ---           ---                ---          ---
  Chief Operating Officer  (2)

------------------

(1) Fees for service on the Board of Directors of the Company.
(2) Erich A. Kalbermatter joined the Company on April 14, 1998 and resigned in February 1999.
(3) Dollar value assigned to the 2,000,000 shares of Common Stock issued for relinquishment of EBIT bonus based upon Board members agreement that such price would be based upon 90% of bid price at the time proposal was initially made, i.e., 90% of the $2.40 average price on June 30, 1999 - the date of the Board of Directors meeting.
(4) Includes 275,000, 150,000, 250,000 and 150,000 shares of common stock issued to Ruedi G. Laupper, Josef Laupper, Ueli Laupper and Michael Laupper respectively, all of which shares were valued at $2.475 per share.
(5) See "Stock Option Grants in Fiscal Year Ended June 30, 2000".
(6) See "Stock Option Grants in Fiscal Year Ended June 30, 2001".

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

            STOCK OPTIONS GRANTED IN FISCAL YEAR ENDED JUNE 30, 1999

     With respect to the Named Executive Officers there were no granting of stock options under either the Company's 1996, 1997 or 1999 Stock Option Plans (the "Plans") during the fiscal year ended June 30, 1999.

            STOCK OPTIONS GRANTED IN FISCAL YEAR ENDED JUNE 30, 2000

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

(5) Mr. Ernst was Chairman of the Board of Directors from May 1995 until March 18, 1997.

            STOCK OPTIONS GRANTED IN FISCAL YEAR ENDED JUNE 30, 2000

         Name       Options Granted (a)  Exercised (b)        Balance
Ruedi G. Laupler        181,250             25,000            156,250
Josef Laupper           200,000             25,000            175,000
Ueli Laupper            218,750             25,000            193,750
Michael Laupper         125,000             25,000            100,000
Erwin Zimmerli           93,750             25,000             68,750
Dov Maor                 31,250              -0-               31,250
                        -------           -----------         --------
         Totals         850,000            125,000            725,000

            STOCK OPTIONS GRANTED IN FISCAL YEAR ENDED JUNE 30, 2001

         Name       Options Granted (c)      Exercised (d)       Balance
Ruedi G. Laupler       350,000                  -0-              350,000
Josef Laupper          100,000                100,000              -0-
Ueli Laupper           250,000                  -0-              250,000
Michael Laupper        250,000                  -0-              250,000
Erwin Zimmerli          30,000                 30,000              -0-
Dov Maor                20,000                  -0-               20,000
                      ---------               ----------         --------
         Totals      1,000,000                 130,000           870,000


(a)      All granted on October 27, 1999.
(b)      All exercised on January 19, 2000.
(c) All options granted on December 27, 2000 and are exercisable at$0.35 per share for a period of 2-1/2 years from date of grant.
(d)      Exercised in July 2001, i.e., after close of June 30, 2001 fiscal year.

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

     Pursuant to February 1999 Board of Directors approval and subsequent July 23, 1999 stockholder approval, the Registrant adopted its 1999 Non Statutory Stock Option Plan, whereby it reserved for issuance up to 3,000,000 shares of its common stock. Thereafter in August 1999 the Registrant filed a Registration Statement on Form S-8 (File No. 0-26972) so as to register those shares of common stock underlying the aforesaid options. As of December 27, 2000, all of these options have been granted.

     Pursuant to October 1999 Board of Directors approval and subsequent July 12, 2000 stockholder approval, the Registrant adopted its 2000 Non Statutory Stock Option Plan, whereby it reserved for issuance up to 4,000,000 shares of its common stock. Thereafter in August 2000 the Registrant filed a Registration Statement on Form S-8 (File No. 0-26972) so as to register those shares of common stock underlying the aforesaid options. As of August 15, 2001, all 3,000,000 options have been granted.

     Pursuant to September 2000 Board of Directors approval and subsequent November 30, 2000 stockholder approval, Swissray adopted its 2001 Non-Statutory Stock Option Plan, whereby it reserved for issuance up to 2,000,000 shares of its common stock. Thereafter in January 29, 2001 the Company filed a Registration Statement on Form S-8 (File No. 333-54510) so as to register those shares of common stock underlying the options. None of these options have been granted through June 30, 2001.

     The Registrant currently has outstanding non-statutory stock options to purchase an aggregate of 161,000 shares of Common Stock. See "Management -- Compensation of Directors and Executive Officers" and Notes to the Consolidated Financial Statements.

Retirement and Long-Term Incentive Plans

     The Swiss and German Subsidiaries, mandated by government regulations, are required to contribute approximately five (5%) percent of eligible, as defined, employees' salaries into a government pension plan. The subsidiaries also contribute approximately five (5%) percent of eligible employee salaries into a private pension plan. Total contributions charged to operations for the years ended June 30, 2001, 2000 and 1999, were $654,837, $475,176 and $509,959 respectively.

Director Compensation

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

     The Company did not issue any shares of its Common Stock to any of its officers during fiscal year ended June 30, 1999 excepting for the issuance of 2,000,000 restrictive shares to Ruedi G. Laupper in exchange for and in consideration of cancellation of certain bonus provisions contained in employment contract. See Item 11 - "Employment Agreements". With respect to shares of common stock issued to officers and directors during fiscal years ended June 30, 2000 and 2001 see Item 13.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of the Common Stock as of August 15, 2001 (except where otherwise noted) with respect to (a) each person known by the Registrant to be the beneficial owner of more than five percent of the outstanding shares of Common Stock, (b) each director of the Registrant, (c) the Registrant's executive officers and (d) all officers and directors of the Registrant as a group. Except as indicated in the footnotes to the table, all of such shares of Common Stock are owned with sole voting and investment power. The title of class of all securities indicated below is Common Stock with $.01 par value per share.

                                          No. Of Shares      Percentage of
                                          Beneficially       Shs. Beneficially
Name and Address of Beneficial Owner       Owned (1)            Owned (1)
------------------------------------    --------------      ----------------

Ruedi G. Laupper (2)(9)                    3,291,074             3.86%
c/o SWISSRAY International, Inc.
Turbistrasse 25-27
CH 6280 Hochdorf
Switzerland

Josef Laupper (3)                            425,000              * %
c/o SWISSRAY International, Inc.
Turbistrasse 25-27
CH 6280 Hochdorf
Switzerland

Erwin Zimmerli (4)                           148,750              * %
c/o SWISSRAY International, Inc.
Turbistrasse 25-27
CH 6280 Hochdorf
Switzerland

Ueli Laupper (5)                             693,750             * %
100 Grasslands Road
Elmsford, New York 10523

Dov Maor (6)                                  51,250             * %
c/o SWISSRAY International, Inc.
Turbistrasse 25-27
CH 6280 Hochdorf
Switzerland

Michael Laupper (7)                          500,000             * %
c/o SWISSRAY International, Inc.
Turbistrasse 25-27
CH 6280 Hochdorf
Switzerland

Hillcrest Avenue LLC                      52,442,347 (8)      61.88%
c/o Citco Trustees (Cayman) Limited
Corporate Centre
Windward One
West Bay Road
P.O. Box 31106 SMB
Grand Cayman, Cayman Islands

All directors and officers as
 a group (six persons)                     5,109,824 (10)      5.92%

     * Represents less than 1% of the 84,750,524 shares outstanding as of August 15, 2001.

(1) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of the Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised.
(2) Includes (i) 37,500 shares owned indirectly by Ruedi G. Laupper through SR Medical Equipment Ltd., a corporation which is wholly owned by him; (ii) 460,324 shares owned indirectly by Ruedi G. Laupper through Tomlinson Holding Inc., a corporation which is wholly owned by him, (iii) 12,000 shares which may be acquired upon exercise of immediately exercisable options, which options are owned indirectly by Ruedi G. Laupper through SR Medical Equipment Ltd., a corporation which is wholly owned by him and (iv) an additional 156,250 shares which may be acquired upon exercise of balance of immediately exercisable options issued in October 1999 as well as (v) an additional 350,000 options issued December 27, 2000.
(3) Includes 175,000 shares which may be acquired upon exercise of balance of immediately exercisable options issued in October 1999.
(4) Includes 68,750 shares which may be acquired upon exercise of balance of immediately exercisable options.
(5) Includes 193,750 shares which may be acquired upon exercise of balance of immediately exercisable options issued in October 1999 as well as an additional 250,000 options issued December 27, 2000.
(6) Includes 31,250 shares which may be acquired upon exercise of immediately exercisable options issued in October 1999 as well as an additional 20,000 options issued December 27, 2000.
(7) Includes 100,000 shares which may be acquired upon exercise of balance of immediately exercisable options issued in October 1999 as well as an additional 250,000 options issued December 27, 2000.
(8) In accordance with terms and conditions of Exchange Agreement entered into on December 29, 2000, Hillcrest Avenue LLC ("Hillcrest") is by and far the single largest stockholder of Swissray. Notwithstanding such statement and in accordance with terms and conditions of Shareholders

     Agreement, Swissray's President, Ruedi G. Laupper, has sole voting rights with respect to those shares owned by Hillcrest without any limitation thereon (excepting as set forth in aforesaid Shareholders Agreement) so long as same are owned by Hillcrest. Hillcrest, in turn, and notwithstanding the fact that those shares owned by it were registered, could not sell any of such shares until July 1, 2001. See also footnote 9 hereto. Hillcrest is managed and directed by Navigator Management Ltd., its sole director. Voting control of Hillcrest's shares is exercised by Livingstone Asset Management Limited, a Bahamas company controlled by David Sims.
 (9) When taking into account the number of shares owned  beneficially  by Ruedi
     G. Laupper (2,772,824) as well as those Hillcrest owned Company shares over which he exercises voting control (as indicated in footnote 8 above) Ruedi
     G. Laupper exercises voting control over approximately 65.15% of all voting shares as of August 15, 2001. This is exclusive of an additional 3,526,000 Company shares owned by Liviakis Financial Communications, Inc. over which Ruedi G. Laupper claims to maintain, pursuant to written agreement, sole voting rights. See Item 3 "Legal Proceedings".
(10) Includes  1,607,000 shares issuable upon option exercise.

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

     During October of 1999 and in accordance with unanimous Board approval the Company issued an aggregate of 875,000 shares to certain of its officers and/or directors as consideration for services rendered as per Board resolution. Such shares were issued as follows:

                                                                   No. Of
         Name                       Position                       Shares

         Ruedi G. Laupper           Chairman, President &          275,000
                                    Chief Executive
                                    Officer
         Josef Laupper              Secretary, Treasurer           150,000
                                    & a Director
         Michael Laupper            Chief Financial Officer,       150,000
                                    Controller
         Ueli Laupper               Vice President & a             250,000
                                    Director
         Erwin Zimmerli             Director                        50,000

         During January 2000 and July 2001 the follow officers and/or directors exercised options and were issued shares as follows:

                                         January 2000              July 2001


         Ruedi G. Laupper                    25,000                        -0-
         Josef Laupper                       25,000                    100,000
         Michael Laupper                     25,000                        -0-
         Ueli Laupper                        25,000                        -0-
         Erwin Zimmerli                      25,000                      30,000
                                            -------                     -------

                  Totals                    125,000                     130,000

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

                                               SWISSRAY INTERNATIONAL, INC.


Dated: September 21, 2001                  By: /Ruedi G. Laupper/
                                              --------------------------------
                                              Name: Ruedi G. Laupper
                                              Title:Chairman of the Board of
                                                    Directors, President &
                                                    Principal Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                    Title                                   Date



/Ruedi G. Laupper/                                        Dated:  Sept. 21, 2001
------------------------     Chairman of the Board of
Ruedi G. Laupper             Directors, President &
                             Principal Executive Officer


/Josef Laupper/                                           Dated:  Sept. 21, 2001
------------------------     Secretary, Treasurer and a
Josef Laupper                Director



/Michael Laupper/                                         Dated:  Sept. 21, 2001
------------------------     Principal Financial Officer
Michael Laupper              & Controller



/Ueli Laupper/                                            Dated:  Sept. 21, 2001
------------------------     Vice President and a Director
Ueli Laupper



/Dr. Erwin Zimmerli/                                      Dated:  Sept. 21, 2001
------------------------     Director
Dr. Erwin Zimmerli



/Dr. Sc. Dov Maor/                                        Dated:  Sept. 21, 2001
------------------------     Director
Dr. Sc. Dov Maor

Supplemental Information

     Supplemental  Information  to be Furnished  With Reports Filed  Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Not Applicable.