Form 10-Q
period 2001-09-30
SWISSRAY INTERNATIONAL INC
filed 2001-11-13
CIK 1002137

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2001

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to_________________________

                         Commission file number 0-26972

                          Swissray International, Inc.
             (Exact name of registrant as specified in its charter)

                New York                                 16-0950197
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                 Identification Number)

100 Grasslands Road, Elmsford, New York                      10523
(Address of principal executive offices)                  (Zip Code)

   New York (914) 345-3700                 Switzerland  011 41 41 914 12 00
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

The number of shares outstanding of each of the registrant's classes of common stock, as of November 6, 2001 is 84,771,525 shares, all of one class of $.01 par value common stock.

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

                           SWISSRAY INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                              September 30,          June 30,
                                                 2001                 2001
                                             --------------      ---------------
                                              (Unaudited)
CURRENT ASSETS
Cash and cash equivalents                   $    979,519         $   1,588,490
Accounts receivable, net of allowance
 for doubtfulaccounts of $ 145,762
 and $ 134,700                                 2,271,819             2,104,385
Inventories                                    4,799,299             4,278,360
Prepaid expenses and sundry receivables          991,889               786,425
                                             -------------        --------------
Total Current Assets                           9,042,526             8,757,660
                                             -------------        --------------

PROPERTY AND EQUIPMENT, at cost                6,268,467             6,417,753
                                             -------------        --------------

OTHER ASSETS
Loan receivable affiliiates                      994,005               963,249
Licensing agreement                            1,986,630             2,110,794
Patents and trademarks                           139,064               145,782
Software develompent costs                       254,902               161,099
Security deposits                                 46,550                33,546
Goodwill                                       1,168,019             1,216,352
                                             -------------        --------------
TOTAL OTHER ASSETS                             4,589,170             4,630,822
                                             -------------        --------------
Total Assets                                $ 19,900,163         $  19,806,235
                                             =============        ==============

                                         F 1

                           SWISSRAY INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEET


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                              September 30,          June 30,
                                                 2001                 2001
                                             --------------      ---------------
                                              (Unaudited)
CURRENT LIABILITIES
Current maturities of long-term debt        $     29,485         $      40,495
Notes payable - banks                          3,241,506             2,262,481
Notes payable - short-term                     3,000,000             3,045,226
Loan payable                                     122,093               110,634
Accounts payable                               5,737,286             4,995,528
Accrued expenses                               2,806,777             1,885,586
Customer deposits                              1,456,840             1,505,333
                                             --------------      ---------------
TOTAL CURRENT LIABILITIES                     16,393,987            13,845,283
                                             --------------      ---------------

LONG-TERM DEBT, less current maturities           10,511                10,511
                                             --------------      ---------------

COMMON STOCK SUBJECT TO PUT                      319,985               319,985
                                             --------------      ---------------

STOCKHOLDERS' EQUITY
Common stock                                     845,396               843,809
Additional paid-in capital                   112,143,754           112,088,028
Treasury stock                                (2,040,000)           (2,040,000)
Deferred compensation                            (10,540)              (16,291)
Accumulated deficit                         (105,253,166)         (103,590,902)
Accumulated other comprehensive loss          (2,189,779)           (1,334,203)
Common stock subject to put                     (319,985)             (319,985)
                                             --------------      ---------------
TOTAL STOCKHOLDERS' EQUITY                     3,175,680             5,630,456
                                             --------------      ---------------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                       $ 19,900,163         $  19,806,235
                                             ==============      ===============


                                         F 2

                           SWISSRAY INTERNATIONAL INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                   Three Months Ended
                                                     September 30,
                                              ----------------------------------
                                                  2001                2000
                                              -----------        ---------------
NET SALES                                   $  4,168,325         $   4,928,825
COST OF SALES                                  2,977,315             3,738,514
                                              -----------        ---------------
GROSS PROFIT                                   1,191,010             1,190,311
                                              -----------        ---------------

OPERATING EXPENSES
Officers and directors compensation              148,351               144,992
Salaries                                         917,728               991,353
Selling                                          687,986               840,963
Research and development                         549,191               611,647
General and administrative                       220,944               185,617
Other operating expenses                          90,741                78,864
Bad debts                                             54                  -
Depreciation and amortization                    317,285               329,267
                                              -----------        ---------------
TOTAL OPERATING EXPENSES                       2,932,280             3,182,703
                                              -----------        ---------------

LOSS BEFORE OTHER INCOME (EXPENSES)           (1,741,270)           (1,992,392)

Other income (expenses)                          284,134                77,282
Interest expense                                (205,128)           (1,145,589)
                                              -----------        ---------------
OTHER INCOME (EXPENSES)                           79,006           (1,068,307)
                                              -----------        ---------------

NET LOSS                                      (1,662,264)          (3,060,699)

Inputed Preffered Stock Dividend                    -                (107,450)
                                              -----------        ---------------
Loss available to common shareholders       $ (1,662,264)        $ (3,168,149)
                                              ===========        ===============


NET LOSS PER COMMON SHARE                   $      (0.02)        $      (0.12)
                                              ===========        ===============


WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                            84,532,134           26,042,877
                                              ===========        ===============








                                       F 3

                           SWISSRAY INTERNATIONAL INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (Unaudited)


                                                   Three Months Ended
                                                     September 30,
                                              ----------------------------------
                                                  2001                2000
                                              -----------        ---------------
NET LOSS                                    $ (1,662,264)        $  (3,060,699)
Other comprehensive income (loss),
 net of tax
    Foreign translation adjustment              (855,576)              248,771
                                              -----------        ---------------
Comprehensive loss                          $ (2,517,840)        $  (2,811,928)
                                              ===========        ===============












                                       F 4

                           SWISSRAY INTERNATIONAL INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   Three Months Ended
                                                     September 30,
                                              ----------------------------------
                                                  2001                2000
                                              -----------        ---------------
CASH FLOWS FROM OPERATING ACTIVITES
Net loss                                    $ (1,662,264)        $  (3,060,699)
Adjustments to reconcile net loss to net
 cash used by operating activities
  Depreciation and amortization                  433,031               346,498
  Provision for bad debts                         11,062                (3,744)
  Operating expenses through issuance of
   stock options and common stock to be issued      -                   60,000
  Issuance of common stock in lieu of
   interest payments                                -                  954,688
  Amortization of deferred compensation            5,751               332,800

  (Increase) decrease in operating assets:
   Accounts receivable                          (178,496)            1,569,053
   Inventories                                  (520,939)             (114,118)
   Prepaid expenses and sundry receivables      (205,463)              588,163
  Increase (decrease) in operating liabilities:
   Accounts payable                              741,758              (976,200)
   Accrued expenses                              921,191               306,662
   Restructuring                                    -                  (70,170)
   Customers deposits                            (48,493)             (447,469)
                                              -----------        ---------------
NET CASH USED BY OPERATING ACTIVITIES           (502,862)             (514,536)
                                              -----------        ---------------

CASH FLOW FROM INVESTING ACTIVITIES
 Acquisition of property and equipment           (80,384)             (295,859)
 Capitalized computer software                  (117,950)                 -
 Security deposits                               (13,004)                  233
                                              -----------        ---------------
NET CASH USED BY INVESTING ACTIVITIES           (211,338)             (295,626)
                                              -----------        ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from short-term borrowings             979,025                (3,547)
 Costs related to debentures conversions            -                 (333,155)
 Principal payment of short-term borrowings      (44,777)              (71,078)
 Principal payment of long-term borrowings          -                  (32,106)
 Loan receivable affiliates                      (30,756)             (150,608)
 Issuance of stock options for cash               57,313                  -
                                              -----------        ---------------
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                            960,805              (590,494)
                                              -----------        ---------------

EFFECT OF EXCHANGE RATE ON CASH                 (855,576)              248,771
                                              -----------        ---------------

NET DECREASE IN CASH                            (608,971)           (1,151,885)
CASH AND CASH EQUIVALENT
 - beginning of period                         1,588,490             3,011,183
                                              -----------        ---------------
CASH AND CASH EQUIVALENTS - end of period   $    979,519         $   1,859,298
                                              ===========        ===============




                                       F 5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2001

         (1)The accompanying financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's annual report on Form 10-K for the fiscal year ended June 30, 2001.

         (2)In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Registrant as of September 30, 2001 and the results of operations and cash flows for the interim period presented. Operating results for the three months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year ending June 30, 2002.

         (3)INVENTORIES

                  Inventories are summarized by major classification as follows:

                                                     September 30,      June 30,

                                                     ---------------------------
                                                        2001             2001
                                                     ----------       ----------

Raw materials, parts and supplies                    $3,249,231       $2,750,510
Work in process                                         807,924          749,938
Finished goods                                          742,144          777,912
                                                     ----------       ----------
                                                     $4,799,299       $4,278,360
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



THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2001 COMPARED TO THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2000

RESULTS OF OPERATIONS

         Net sales amounted to $4,168,325 for the three-month period ended September 30, 2001, compared to $4,928,825 for the three-month period ended September 30, 2001. Sales of ddR-Systems increased by 12.4% or $400,222 and Service revenue increased by 18.2% or $56,116 whereas the 15.43% decrease in net sales was mainly due to decrease in sale of Information Solution by 94.2% or $638,986, conventional OEM-Business decreasing by 87.9% or $561,315 and conventional x-ray by 19.7% or $16,532. The decrease in conventional x-ray and conventional OEM-Business is due to the Company's conscious effort of promoting sales of ddR-Systems with a corresponding decline of interest in sales of conventional x-ray and conventional OEM-Business.

         Gross profit amounted to $1,191,010 or 28.6% of net sales for the three-month period ended September 30, 2001, compared to $1,190,311 or 24.2% of net sales for the three-month period ended September 30, 2000. The increase in gross profit as a percentage of net revenues is attributable to the fact that the percentage of sales of ddR-Systems to total sales increased to 86.9% for the three-month period ended September 30, 2001 from 65.3% for the three-month period ended September 30, 2000.

         Operating expenses were $2,932,280, or 70.4% of net revenues, for the three-month period ended September 30, 2001, compared to $3,182,703, or 64.6 of net revenues for the three-month period ended September 30, 2000. The principal items were salaries (net of officers and directors compensation) of $917,728 or 22% of net sales for the three-month period ended September 30, 2001 compared to $991,353 or 20.1% of net sales for the three-month period ended September 30, 2000 and selling expenses of $687,986 or 16.5% of net sales for the three-month period ended September 30, 2001 compared to $840,963 or 17.1% of net sales for the three-month period ended September 30, 2000. Research and development expenses were $549,191 or 13.2% of net sales for the three-month period ended September 30, 2001 compared to $611,647 or 12.4% of net sales for the three-month period ended September 30, 2000.

         Interest expense decreased to $205,128 for the three months ended September 30, 2001 compared to $1,145,589 for the three months ended September 30, 2000. This decrease is primarily due to the decrease of interest expense for accrual of penalty interest on periodic payments required by terms of financing agreements and an decrease in amortization of debenture issuance cost and conversion benefit.

FINANCIAL CONDITION

September 30, 2001 compared to June 30, 2001

         Total assets of the Company on September 30, 2001 increased by $93,928 to $19,900,163 from $19,806,235 on June 30, 2001, primarily due to
the  increase  of  current  assets.   Current  assets  increased  $284,866  to
$9,042,526 on  September  30,  2001 from  $8,757,660 on June 30,  2001.  The increase in current assets is attributable to the increase of accounts receivable of $167,434, the increase of inventories of $520,939 and the increase of prepaid expenses and sundry receivables of $205,464 offset by the decrease of cash and cash equivalents of $608,971. Other assets decreased $41,652 to $4,589,170 on September 30, 2001 from $4,630,822 on June 30, 2001. The decrease is primarily attributable to the amortization of the licensing agreement, patents & trademark, software development cost and the goodwill.

         On September 30, 2001, the Company had total liabilities of $16,404,498 compared to $13,855,794 on June 30, 2001. On September 30, 2001, current liabilities were $16,393,987 compared to $13,845,283 on June 30, 2001. Working capital at September 30, 2001 was $(7,351,461) compared to $(5,087,523) at June 30, 2001.

CASH FLOW AND CAPITAL EXPENDITURES THREE MONTH PERIOD ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTH PERIOD ENDED SEPTEMBER 30, 2000.

         Cash used for operating activities for the three months ended September 30, 2001 was $502,862 compared to $514,536 for the three months ended September 30, 2000. Cash used for investing activities was $211,338 for the three months ended September 30, 2001 compared to $295,626 for the three months ended September 30, 2000. Cash provided from financing activities for the three months ended September 30, 2001 was $960,805 compared to cash used of $590,494 for three months ended September 30, 2000.

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

         Reference is herewith made to the Company's Form 10-K for fiscal year ended June 30, 2001 and in particular to the Management's Discussion and Analysis section thereof which summarizes most recent financing activities.

         The Company has not engaged in any additional financing activities during the quarter ended September 30, 2001.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         Not Applicable




                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings

A. DISPUTE WITH J. DOUGLAS MAXWELL. On or about July 1, 1999 an action was commenced in the Supreme Court, State of New York, County of New York (Index No. 113099/99) entitled J. Douglas Maxwell ("Maxwell") against Swissray International, Inc. ("Swissray"), whereby Maxwell is seeking judgment in the sum of $380,000 based upon his interpretation of various terms and conditions contained in an Exchange Agreement between the parties dated July 22, 1996 and a subsequent Mutual Release and Settlement Agreement between the parties dated June 1, 1998. Swissray has denied the material allegations of Maxwell's complaint and has asserted three affirmative defenses and two separate counterclaims seeking (amongst other matters) dismissal of the complaint and recision of the settlement agreement. An order was made on July 24, 2000 granting to Maxwell partial summary judgement on portion of his claim for approximately $320,000 plus interest. Maxwell's application for judgement on the balance of his claim and has been dismissed.

B. Dispute with Elscint Ltd. In August 1998 the Company entered into a global distributorship agreement for its ddRMulti with Elscint Ltd. of Haifa to sell and service such product in 14 countries in Europe, Canada, South America and Africa. Soon thereafter almost all of the assets of Elscint Ltd. were sold to Picker International and GE Medical Systems respectively. Neither Picker International nor GE Medical Systems have executed or honored the distributorship agreement as of the date hereof and therefore the Company was unable to sell the anticipated 75 ddRMulti (partially anticipated to be sold through Elscint Ltd.) within the fiscal year 98/99 as originally planned. The Company is currently contemplating instituting legal proceedings against Elscint Ltd. absent receipt of acceptable settlement offer.

C. Settlement of Dispute With Liviakis Financial Communications, Inc. ("LFC") Those SRMI shares of common stock issued to LFC in accordance with two consulting agreements heretofore entered into between the parties had been the subject of dispute for quite some time. Summarized information with respect to such consulting agreements appears in SRMI's 10-K for fiscal year ended June 30, 2001 at Item 1 thereto entitled "Business - Consulting Agreements with LFC" and reference is made thereto with respect to the various terms and conditions contained therein. These agreements have since terminated and there is no present relationship between SRMI and LFC other than by virtue of LFC's ownership of SRMI securities. In early November 2001 the parties negotiated a settlement to this dispute whereby LFC waived its rights to 526,000 of the 3,526,000 shares previously issued to it in accordance with the aforesaid consulting agreements and all claims between them are now resolved.

D. Commencement of Patent Infringement Suit In March 2000 Swissray filed (before the Tribunal de Grande Instance de Marseille) a patent infringement suit against a firm known as Apelem alleging that the French part of its European patent number EP 862 748 was infringed by virtue of the production/offer/sale of x-ray equipment by Apelem. Apelem has not as yet filed a material answer and the period for filing opposition does not expire until January 2002.

Item 2. CHANGES IN SECURITIES

         None

Item 3. DEFAULTS UPON SENIOR SECURITIES

         None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company had established a tentative date of November 24, 2001 for purposes of holding its Annual Meeting of Stockholders for fiscal year ended June 30, 2001. This tentative date is no longer applicable due to requirements to respond to certain SEC comments received as relates to pre-filing of the Proxy Statement. Accordingly, specific plans with respect to exact date and location for such meetimg are not yet finalized but once finalized all stockholders of record, as of the newly chosen record date, shall be properly notified.


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

Date:  November 12, 2001