Form 10-Q
period 2001-12-31
SWISSRAY INTERNATIONAL INC
filed 2002-02-12
CIK 1002137

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: December 31, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


The number of shares outstanding of each of the registrant's classes of common stock, as of February 11, 2002 is 90,788,663 shares, all of one class of $.01 par value common stock.

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

                           SWISSRAY INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                                 December 31,       June 30,
                                                    2001             2001
                                                -------------    ---------------
                                                 (Unaudited)

CURRENT ASSETS
 Cash and cash equivalents                     $  1,185,616      $  1,588,490
 Accounts receivable, net of allowance
  for doubtful accounts of $ 142,806
  and $ 134,700                                   1,342,769         2,104,385
 Inventories                                      4,603,754         4,278,360
 Prepaid expenses and sundry receivables            809,523           786,425
                                                -------------    ---------------
Total Current Assets                              7,941,662         8,757,660
                                                -------------    ---------------

PROPERTY AND EQUIPMENT, at cost                   6,297,576         6,417,753
                                                -------------    ---------------

OTHER ASSETS
 Loan receivable affiliiates                        965,015           963,249
 Licensing agreement                              1,862,465         2,110,794
 Patents and trademarks                             132,251           145,782
 Software develompent costs                         207,867           161,099
 Security deposits                                   50,673            33,546
 Goodwill                                         1,119,686         1,216,352
                                                -------------    ---------------
TOTAL OTHER ASSETS                                4,337,957         4,630,822
                                                -------------    ---------------
Total Assets                                   $ 18,577,195      $ 19,806,235
                                                =============    ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Current maturities of long-term debt          $     24,187      $     40,495
 Notes payable - banks                            4,622,548         2,262,481
 Notes payable - short-term                            -            3,045,226
 Loan payable                                       118,875           110,634
 Accounts payable                                 6,670,100         4,995,528
 Accrued expenses                                 1,450,953         1,885,586
 Customer deposits                                1,909,876         1,505,333
                                                -------------    ---------------
TOTAL CURRENT LIABILITIES                        14,796,539        13,845,283
                                                -------------    ---------------

LONG-TERM DEBT, less current maturities              40,904            10,511
                                                -------------    ---------------

COMMON STOCK SUBJECT TO PUT                         319,985            319,985
                                                -------------    ---------------
STOCKHOLDERS' EQUITY
 Convertible preferred shares - Series B          3,791,100               -
 Common stock                                       907,887            843,809
 Additional paid-in capital                     114,670,413        112,088,028
 Treasury stock                                  (2,040,000)        (2,040,000)
 Deferred compensation                               (4,789)           (16,291)
 Accumulated deficit                           (111,847,219)      (103,590,902)
 Accumulated other comprehensive loss            (1,737,640)        (1,334,203)
 Common stock subject to put                       (319,985)          (319,985)
                                                -------------    ---------------
TOTAL STOCKHOLDERS' EQUITY                        3,419,767          5,630,456
                                                -------------    ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 18,577,195      $  19,806,235
                                                =============    ===============

                                       F 1

                           SWISSRAY INTERNATIONAL INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      Six Months Ended
                                                --------------------------------
                                                December 31,     December 31,
                                                    2001             2000
                                                -------------    ---------------
NET SALES                                       $ 8,201,848       $ 9,640,754

COST OF SALES                                     6,122,061         7,275,605
                                                -------------    ---------------
GROSS PROFIT                                      2,079,787         2,365,149
                                                -------------    ---------------

OPERATING EXPENSES
 Officers and directors compensation                342,379           328,908
 Salaries                                         1,824,645         2,105,732
 Selling                                          2,122,002         2,106,124
 Research and development                         1,882,455         1,338,489
 General and administrative                         412,347           351,880
 Other operating expenses                           231,864           236,217
 Bad debts                                               54              -
 Depreciation and amortization                      732,358           660,147
                                                -------------    ---------------
TOTAL OPERATING EXPENSES                          7,548,104         7,127,497
                                                -------------    ---------------
LOSS BEFORE OTHER INCOME (EXPENSES)              (5,468,317)       (4,762,348)

Other income (expenses)                             219,903           326,081
Interest expense                                   (424,003)       (1,573,769)
                                                -------------    ---------------
OTHER INCOME (EXPENSES)                            (204,100)       (1,247,688)
                                                -------------    ---------------
NET LOSS                                         (5,672,417)       (6,010,036)

Imputed Preferred Stock Dividend                 (2,583,900)         (107,450)
                                                -------------    ---------------
Loss available to common shareholders           $(8,256,317)      $(6,117,486)
                                                =============    ===============

Loss per share available to common shareholders $     (0.10)      $     (0.21)
                                                =============    ===============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                              84,488,808        29,468,269
                                                =============    ===============


                                       F 2

                           SWISSRAY INTERNATIONAL INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (Unaudited)




                                                      Six Months Ended
                                                --------------------------------
                                                December 31,     December 31,
                                                    2001             2000
                                                -------------    ---------------
NET LOSS                                       $ (5,672,417)      $(6,010,036)

Other comprehensive income (loss),
   net of tax
     Foreign translation adjustment                (403,437)         (293,221)

                                                -------------    ---------------
Comprehensive loss                             $ (6,075,854)      $(6,303,257)
                                                =============    ===============





                                       F 3

                           SWISSRAY INTERNATIONAL INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                                     Three Months Ended
                                                --------------------------------
                                                December 31,     December 31,
                                                    2001             2000
                                                -------------    ---------------
NET SALES                                     $  4,033,523       $ 4,711,929

COST OF SALES                                    3,144,746         3,537,091
                                                -------------    ---------------
GROSS PROFIT                                       888,777         1,174,838
                                                -------------    ---------------

OPERATING EXPENSES
 Officers and directors compensation               194,028           183,916
 Salaries                                          906,917         1,114,379
 Selling                                         1,434,016         1,265,161
 Research and development                        1,333,264           726,842
 General and administrative                        191,403           166,263
 Other operating expenses                          141,123           157,353
 Depreciation and amortization                     415,073           330,880
                                                -------------    ---------------
TOTAL OPERATING EXPENSES                         4,615,824         3,944,794
                                                -------------    ---------------

LOSS BEFORE OTHER INCOME (EXPENSES)             (3,727,047)       (2,769,956)

Other income (expenses)                            (64,231)          248,799
Interest expense                                  (218,875)         (428,180)
                                                -------------    ---------------
OTHER INCOME (EXPENSES)                           (283,106)         (179,381)
                                                -------------    ---------------
NET LOSS                                      $ (4,010,153)      $(2,949,337)

Imputed Preferred Stock Dividend                (2,583,900)             -
                                                -------------    ---------------
Loss available to common shareholders         $ (6,594,053)      $(2,949,337)
                                                =============    ===============

Loss per share available to
 common shareholders                          $      (0.08)      $     (0.09)
                                                =============    ===============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                             84,544,726        32,253,481
                                                =============    ===============









                                       F 4

                           SWISSRAY INTERNATIONAL INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (Unaudited)






                                                     Three Months Ended
                                                --------------------------------
                                                December 31,     December 31,
                                                    2001             2000
                                                -------------    ---------------

NET LOSS                                       $ (4,010,153)     $ (2,949,337)

Other comprehensive income (loss),
   net of tax

    Foreign translation adjustment                  452,139          (541,992)
                                                -------------    ---------------
Comprehensive loss                             $ (3,558,014)     $ (3,491,329)
                                                =============    ===============













                                       F 5

                           SWISSRAY INTERNATIONAL INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                      Six Months Ended
                                                --------------------------------
                                                December 31,     December 31,
                                                    2001             2000
                                                -------------    ---------------

CASH FLOWS FROM OPERATING ACTIVITES
 Net loss                                        $(5,672,417)    $(6,010,036)
 Adjustment to reconcile net loss to net
  cash used by operating activities
   Depreciation and amortization                     769,115         697,900
   Provision for bad debts                             8,106          (3,744)
   Operating expenses through issuance
    of stock options and common stock to
    be issued                                           -             60,000
   Issuance of common stock in lieu of
    interest payments                                372,600       3,320,324
   Amortization of deferred compensation              11,502         665,599

(Increase) decrease in operating assets:
  Accounts receivable                                753,510       1,179,100
  Inventories                                       (325,394)        173,333
  Prepaid expenses and sundry receivables            (23,099)        397,838

Increase (decrease) in operating liabilities:
  Accounts payable                                 1,674,572         230,023
  Accrued expenses                                   (16,133)     (2,377,060)
  Restructuring                                         -           (100,000)
  Customers deposits                                 404,543        (541,866)
                                                -------------    ---------------
NET CASH USED BY OPERATING ACTIVITIES             (2,043,095)     (2,308,589)
                                                -------------    ---------------

CASH FLOW FROM INVESTING ACTIVITIES
 Acquisition of property and equipment              (224,412)       (387,500)
 Other intangibles                                  (112,767)           (392)
 Security deposits                                   (17,127)           (172)
                                                -------------    ---------------
NET CASH USED BY INVESTING ACTIVITIES               (354,306)       (388,064)
                                                -------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from shortterm borrowings                2,360,067        (653,408)
 Proceeds related to debentures                         -        (14,057,594)
 Principal payment of shortterm borrowings           (53,293)        803,244
 Principal payment of longterm borrowings             30,393         (32,106)
 Decrease / (increase)  in restricted cash              -          1,385,600
 Loan receivable affiliates                           (1,766)       (395,452)
 Issuance of common stock for cash                      -         14,399,439
 Issuance of stock options for cash                   62,563         150,000
                                                -------------    ---------------
CASH PROVIDED BY FINANCING ACTIVITIES              2,397,964       1,599,723
                                                -------------    ---------------

EFFECT OF EXCHANGE RATE ON CASH                     (403,437)       (293,221)
                                                -------------    ---------------

NET DECREASE IN CASH                                (402,874)     (1,390,151)

CASH AND CASH EQUIVALENT  beginning of period      1,588,490       3,011,183
                                                -------------    ---------------
CASH AND CASH EQUIVALENTS  end of period         $ 1,185,616     $ 1,621,032
                                                =============    ===============















                                       F 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2001

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

         (2)In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Registrant as of December 31, 2001 and the results of operations and cash flows for the interim period presented. Operating results for the six months ended December 31, 2001 are not necessarily indicative of the results to be expected for the full year ending June 30, 2002.

         (3)INVENTORIES
               Inventories are summarized by major classification as follows:
                                          December 31,      June 30,
                                          ---------------------------
                                             2001             2001
                                          ----------       ----------
Raw materials, parts and supplies         $3,434,757       $2,750,510
Work in process                              481,612          749,938
Finished goods                               687,385          777,912
                                           ----------       ----------
                                           4,603,754       $4,278,360
                                           ==========      ==========
Inventories are stated at lower of cost or market, with cost being determined on the first-in, first-out (FIFO) method. Inventory cost includes material, labor, and overhead.

                  (4) CONVERTIBLE PREFERRED SHARES - SERIES B

On December 29, 2000 the Company borrowed $3,000,000 from Kew Court LLC ("Kew Court") in accordance with a promissory note bearing interest at the rate of 2.025% per month and due and payable on or before December 29, 2001. The promissory note and related security agreement were collateralized by the Company's inventory and accounts receivable and further provided (amongst other matters) that in the event of default the principal sum due on the note shall bear interest (commencing December 29, 2001) at the rate of 5% per 30 calendar day period as liquidated damages. Shortly prior to the December 29, 2001 due date on the promissory note (and with no portion of the principal or interest thereon having been paid) the Company entered into negotiations with Kew Court in an effort to resolve this matter through means other than cash repayment. Such negotiations concluded with Kew Court agreeing to cancel the aforesaid indebtedness evidenced by the promissory note inclusive of all interest due thereunder and further agreed to release the security interests which served as collateral thereunder in exchange for the Company issuing to Kew Court convertible preferred shares having a face value approximating $3,800,000 with the right to convert same into 18,750,000 restrictive shares of Company common stock. The convertible preferred shares do not bear any interest nor does the Company have any obligation to file a Registration Statement to register either the convertible preferred shares or the underlying shares of Company common stock heretofore referred to. The Company has the right to repurchase the aforesaid underlying shares of common stock through September 30, 2002 at an agreed upon price of $0.80 per share.

                                       F 7

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

            All references herein to the "Registrant" refer to Swissray International Inc. All references herein to the "Company" refer to Swissray International, Inc. and its subsidiaries.

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

            Statements in this discussion which are not historical facts may be considered forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including estimated cost savings to be realized from restructuring activities and estimated proceeds from and timing of facility sales. The words "believe," "expect," "anticipate," "estimate", and similar expressions identify forward looking statements. Any forward looking statements involve risks and uncertainties that could cause actual events or results to differ, perhaps materially, from the events or results described in the forward looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise. Risks associated with the Company's forward looking statements include, but are not limited to, risks associated with the Company's history of losses and uncertain profitability, need for market acceptance of the ddR-Systems, reliance on a single product, reliance on large customers, risks associated with the Company's international operations, currency fluctuations, the risk of new and different legal and regulatory requirements, governmental approvals, tariffs and trade barriers, risks associated with competition and technological innovation by competitors, dependence on patents and proprietary technology, general economic conditions and conditions in the healthcare industry, reliance on key management, limited manufacturing history with respect to the ddR-Systems, dependence on sole source suppliers, future capital needs and uncertainty of additional financing, potential recalls and product liability, dilution, limited public market, liquidity, possible volatility of stock price and environmental matters.

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, related notes and other information included in this quarterly report on Form 10-Q.

         (a)THREE-MONTH PERIOD ENDED DECEMBER 31, 2001 COMPARED TO THREE-MONTH PERIOD ENDED DECEMBER 31, 2000

         Net sales amounted to $4,033,523 for the three-month period ended December 31, 2001, compared to $4,711,929 for the three-month period ended December 31, 2000, an decrease of $678,405, or 14.4% form the three-month period ended December 31, 2000.

Sales of ddR-Systems increased by 7.6% or $227,661, service revenue increased by 28.4% or $110,214 and conventional x-ray increased by 181.3% or $46,430. The 14.4% decrease in net sales was mainly due to a decrease in sale of Information Solution by 95.7% or $899,856 and conventional OEM-Business decreasing by 45.3% or $162,853.

The Company's overall sales and marketing strategy includes the use of a direct sales force, distribution agreements with other medical imaging companies, local distributors and OEM agreements. The decrease of Information Solution is due to the Companies focus in the USA, the single largest market for the Company, to sell its ddR-products mainly through distribution agreements which are providing similar services to the End User, whereas the decease in conventional OEM-Business is due to the Company's conscious effort of promoting sales of ddR-Systems with a corresponding decline of interest in sales of conventional x-ray and conventional OEM-Business.

         Gross profit amounted to $888,777 or 22.03% of net sales for the three-month period ended December 31, 2001, compared to $1,174,838 or 24.93% of net sales for the three-month period ended December 31, 2000.

The decrease in gross profit as a percentage of net revenues is attributable to a fraction of higher unit sales, a lower average selling price due to the concentration on strong ddR-distribution agreements versus direct sales and the increase of ddR Sales as a percentage of total sales.

      Operating expenses were $4,615,824, or 114.44% of net revenues, for the three-month period ended December 31, 2001, compared to $3,944,794, or 83.72% of net revenues for the three-month period ended December 31, 2000.

 The principle items were salaries (net of officers and directors compensation) of $906,917 or 22.48% of net sales for the three-month period ended December 31, 2001 compared to $1,114,379 or 23,65% of net sales for the three-month period ended December 31, 2000 and selling expenses of $1,434,016 or 35.55% of net sales for the three-month period ended December 31, 2001 compared to $1,265,161 or 26.85% of net sales for the three-month period ended December 31, 2000. Research and development expenses were $1,333,264 or 33.05% of net sales for the three-month period ended December 31, 2001 compared to $726,842 or 15.43% of net sales for the three-month period ended December 31, 2000.

Officers and directors compensation was $ 194,028 or 4.81% of net sales for the three-month period ended December 31, 2001 compared to $183,916 or 3.9% of net sales for the three-month period ended December 31, 2000. General and administrative expenses were $191,403 or 4.75% of net sales for the three-month period ended December 31, 2001 compared to $166,263 or 3.53% of net sales for the three-month period ended December 31, 2000 and other operating expenses were $141,123 or 3.5% of net sales for the three-month ended December 31, 2001 compared to $157,353 or 3.34% of net sales for the three-month ended December 31, 2000.

The increase of Research and Development is due to the development of the expert(TM)4000. The expert(TM)4000 is a comprehensive system management and communication system for all ddR systems, linking SwissVision(R) with the Company's expert(TM)-center. This state of the art control console offers the ultimate in workflow improvement as well as easier and faster access to all expert(TM)-center services.

         Interest expenses decreased to $218,875 for the three-months ended December 31, 2001 compared to $428,180 for the three-months ended December 31, 2000. This decrease is primarily due to the lack of interest expense for amortization of Debenture issuance cost and Conversion Benefit in the three-month period ended December 31, 2001.

         (b)SIX-MONTH PERIOD ENDED DECEMBER 31, 2001 COMPARED TO SIX-MONTH PERIOD ENDED DECEMBER 31, 2000

         Net sales amounted to $8,201,848 for the six-month period ended December 31, 2001, compared to $9,640,754 for the six-month period ended December 31, 2000, a decrease of $1,438,906, or 14.9% form the six-month period ended December 31, 2000.

Sales of ddR-Systems increased by 10.1% or $627,882, service revenue increased by 23.9% or $166,330 and conventional x-ray increased by 27.5% or $29,898. The 14.9% decrease in net sales was mainly due to a decrease in sale of Information Solution by 95.1% or $1,538,842 and conventional OEM-Business decreasing by 72.5% or $724,174.

The Company's overall sales and marketing strategy includes the use of a direct sales force, distribution agreements with other medical imaging companies, local distributors and OEM agreements. The decrease of Information Solution is due to the Companies focus in the USA, the single largest market for the Company, to sell its ddR-products mainly through distribution agreements which are providing similar services to the End User, whereas the decease in conventional OEM-Business is due to the Company's conscious effort of promoting sales of ddR-Systems with a corresponding decline of interest in sales of conventional x-ray and conventional OEM-Business.

         Gross profit amounted to $2,079,787 or 25.36% of net sales for the six-month period ended December 31, 2001, compared to $2,365,149 or 24.53% of net sales for the six-month period ended December 31, 2000.

The increase in gross profit as a percentage of net revenues is attributable to a fraction of higher unit sales, a lower average selling price due to the concentration on strong ddR-distribution agreements versus direct sales and the increase of ddR Sales as a percentage of total sales.

      Operating expenses were $7,548,104, or 92.03% of net revenues, for the six-month period ended December 31, 2001, compared to $7,127,497, or 73.93% of net revenues for the six-month period ended December 31, 2000.

 The principle items were salaries (net of officers and directors compensation) of $1,824,645 or 22.25% of net sales for the six-month period ended December 31, 2001 compared to $2,105,732 or 21.84% of net sales for the six-month period ended December 31, 2000 and selling expenses of $2,122,002 or 25.87% of net sales for the six-month period ended December 31, 2001 compared to $2,106,124 or 21.85% of net sales for the six-month period ended December 31, 2000. Research and development expenses were $1,882,455 or 22.95% of net sales for the six-month period ended December 31, 2001 compared to $1,338,489 or 13.88% of net sales for the six-month period ended December 31, 2000.

Officers and directors compensation was $342,379 or 4.17% of net sales for the six-month period ended December 31, 2001 compared to $328,908 or 3.41% of net sales for the six-month period ended December 31, 2000. General and administrative expenses were $412,347 or 5.03% of net sales for the six-month period ended December 31, 2001 compared to $351,880 or 3.65% of net sales for the six-month period ended December 31, 2000 and other operating expenses were $231,864 or 2.83% of net sales for the six-months ended December 31, 2001 compared to $236,217 or 2.45% of net sales for the six-month ended December 31, 2000.

The increase of Research and Development is due to the development of the expert(TM)4000. The expert(TM)4000 is a comprehensive system management and communication system for all ddR systems, linking SwissVision(R) with the Company's expert(TM)-center. This state of the art control console offers the ultimate in workflow improvement as well as easier and faster access to all expert(TM)-center services.

         Interest expense decreased to $424,003 for the six-months ended December 31, 2001 compared to $1,573,769 for the six-months ended December 31, 2000. This decrease is primarily due to the lack of interest expense for amortization of Debenture issuance cost and Conversion Benefit in the six-month period ended December 31, 2001.

FINANCIAL CONDITION

December 31, 2001 compared to June 30, 2001

         Total assets of the Company on December 31, 2001 decreased by $1,229,040 to $18,577,195 from $19,806,235 on June 30, 2001, primarily due to the decrease in current assets. Current assets decreased by $815,998 to $7,941,662 on December 31, 2001 from $8,757,660 on June 30, 2001. The decrease in current assets is attributable to the decrease in cash and cash equivalents of $402,874, the decrease of accounts receivable of $761,616 slightly offset by the increase in inventories of $325,394 and the increase in prepaid expenses and sundry receivables of $23,098.

Other assets decreased $292,865 to $4,337,957 on December 31, 2001 from $4,630,822 on June 30, 2001. The decrease is primarily attributable to the amortization of the licensing agreement, patents & trademark and the goodwill offset by an increase in software development cost.

         On December 31, 2001, the Company had total liabilities of $14,837,443 compared to $13,855,794 on June 30, 2001. On December 31, 2001, current liabilities were $14,796,539 compared to $13,845,283 on June 30, 2001. Working capital at December 31, 2001 was $(6,854,877) compared to $(5,087,623) at June 30, 2001.

CASH FLOW AND CAPITAL EXPENDITURES SIX MONTH PERIOD ENDED DECEMBER 31, 2001 COMPARED TO SIX MONTH PERIOD ENDED DECEMBER 31, 2000.

         Cash used for operating activities for the six months ended December 31, 2001 was $2,043,095 compared to $2,308,589 for the six months ended December 31, 2000. Cash used for investing activities was $354,306 for the six months ended December 31, 2001 compared to $388,064 for the six months ended December 31, 2000. Cash flow from financing activities for the six months ended December 31, 2001 was $2,397,964 compared to cash flow of $1,599,723 for six months ended December 31, 2000.


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

         On December 29, 2000 the Company borrowed $3,000,000 from Kew Court LLC ("Kew Court") in accordance with a promissory note bearing interest at the rate of 2.025% per month and due and payable on or before December 29, 2001. The promissory note and related security agreement were collateralized by the Company's inventory and accounts receivable and further provided (amongst other matters) that in the event of default the principal sum due on the note shall bear interest (commencing December 29, 2001) at the rate of 5% per 30 calendar day period as liquidated damages. Shortly prior to the December 29, 2001 due date on the promissory note (and with no portion of the principal or interest thereon having been paid) the Company entered into negotiations with Kew Court in an effort to resolve this matter through means other than cash repayment. Such negotiations concluded with Kew Court agreeing to cancel the aforesaid indebtedness evidenced by the promissory note inclusive of all interest due thereunder and further agreed to release the security interests which served as collateral thereunder in exchange for the Company issuing to Kew Court convertible preferred shares having a face value approximating $3,800,000 with the right to convert same into 18,750,000 restrictive shares of Company common stock. The convertible preferred shares do not bear any interest nor does the Company have any obligation to file a Registration Statement to register either the convertible preferred shares or the underlying shares of Company common stock heretofore referred to. The Company has the right to repurchase the aforesaid underlying shares of common stock through September 30, 2002 at an agreed upon price of $0.80 per share.

         As a result of the above, the Company became obligated to issue to Hillcrest Avenue LLC ("Hillcrest") additional restrictive shares of its common stock (without any obligation to register same on behalf of Hillcrest) as consideration for Hillcrest agreeing to waive any and all anti-dilution provisions contained in a separate agreement between the Company and Hillcrest entered into on December 29, 2000 and filed with the SEC on Form 8-K on January 12, 2001. Those additional shares issued to Hillcrest provide for the Company's President having the exact same voting power over these newly issued shares as is held by the Company's President with respect to approximately 52,500,000 shares heretofore issued to Hillcrest in accordance with the aforesaid December 29, 2000 Company agreement with Hillcrest.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         Not Applicable

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings

A. DISPUTE WITH J. DOUGLAS MAXWELL. On or about July 1, 1999 an action was commenced in the Supreme Court, State of New York, County of New York (Index No. 113099/99) entitled J. Douglas Maxwell ("Maxwell") against Swissray International, Inc. ("Swissray"), whereby Maxwell is seeking judgment in the sum of $380,000 based upon his interpretation of various terms and conditions contained in an Exchange Agreement between the parties dated July 22, 1996 and a subsequent Mutual Release and Settlement Agreement between the parties dated June 1, 1998. Swissray has denied the material allegations of Maxwell's complaint and has asserted three affirmative defenses and two separate counterclaims seeking (amongst other matters) dismissal of the complaint and recision of the settlement agreement. An order was made on July 24, 2000 granting to Maxwell partial summary judgement on portion of his claim for approximately $320,000 plus interest. Maxwell's application for judgment on the balance of his claim has been dismissed. Appeals with respect to the above referenced decisions remain pending.

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

         None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

         None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Stockholders for fiscal year ended June 30, 2001 on January 25, 2002. With proxies being received for approximately 94% of all shares entitled to vote, stockholders elected each of the 5 nominees to the Company's Board of Directors by an overwhelming majority, approximating 99%, of all votes cast.

         Stockholders also approved (a) the appointment of Feldman Sherb & Co., P.C. as independent auditors for fiscal year ended June 30, 2002 (b)the proposal to increase the authorized shares of common stock of the Company to 150,000,000 and (c)the proposal to reincorporate in the state of Delaware.

         The Company currently intends to hold its Annual Meeting of Stockholders for fiscal year ended June 30, 2002 during the fourth quarter of the current calendar year.

Item 5. OTHER INFORMATION

                  None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      None

(b)      Reports on Form 8-K

                         8-K with date of report of December 29, 2001 filed January 14, 2002.

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

Date:  February 12, 2002