Form 10-Q
period 2002-03-31
SWISSRAY INTERNATIONAL INC
filed 2002-05-13
CIK 1002137

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: March 31, 2002

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


The number of shares outstanding of each of the registrant's classes of common stock, as of April 06, 2002 is 90,788,663 shares, all of one class of $.01 par value common stock.

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

                           SWISSRAY INTERNATIONAL INC.

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS


                                                  March 31,         June 30,
                                                    2002             2001
                                                --------------   --------------
                                                 (Unaudited)

CURRENT ASSETS
Cash and cash equivalents                        $  1,429,927    $  1,588,490
Accounts receivable, net of allowance
 for doubtful accounts of $ 140,137
 and $ 134,700                                      2,150,332       2,104,385
Inventories                                         4,281,954       4,278,360
Prepaid expenses and sundry receivables               690,977         786,425
                                                  ------------     ------------
Total Current Assets                                8,553,190       8,757,660
                                                  ------------     ------------

PROPERTY AND EQUIPMENT, at cost                     6,239,230       6,417,753
                                                  ------------     ------------
OTHER ASSETS
Loan receivable affiliates                            949,187         963,249
Licensing agreement                                 1,738,301       2,110,794
Patents and trademarks                                125,653         145,782
Software develompent costs                            175,265         161,099
Security deposits                                      52,912          33,546
Goodwill                                            1,119,686       1,216,352
                                                  ------------     ------------
TOTAL OTHER ASSETS                                  4,161,004       4,630,822
                                                  ------------     ------------
Total Assets                                     $ 18,953,424    $ 19,806,235
                                                  ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current maturities of longterm debt              $     12,505    $     40,495
Notes payable - banks                               6,174,878       2,262,481
Notes payable - short-term                               -          3,045,226
Loan payable                                          117,118         110,634
Accounts payable                                    5,930,818       4,995,528
Accrued expenses                                    2,002,884       1,885,586
Customer deposits                                   1,334,464       1,505,333
                                                  ------------     ------------
TOTAL CURRENT LIABILITIES                          15,572,667      13,845,283
                                                  ------------     ------------

LONG-TERM DEBT, less current maturities                40,904          10,511
                                                  ------------     ------------

COMMON STOCK SUBJECT TO PUT                           319,985         319,985
                                                  ------------     ------------

STOCKHOLDERS' EQUITY
Convertible Preferred Shares  Serie B               3,791,100            -
Common stock                                          906,877         843,809
Additional paid-in capital                        114,856,298     112,088,028
Treasury Stock                                     (2,040,000)     (2,040,000)
Deferred compensation                                    -            (16,291)
Accumulated deficit                              (112,772,267)   (103,590,902)
Accumulated other comprehensive loss               (1,402,155)     (1,334,203)
Common stock subject to put                          (319,985)       (319,985)
                                                  ------------     ------------
TOTAL STOCKHOLDERS' EQUITY                          3,019,868       5,630,456
                                                  ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 18,953,424    $ 19,806,235
                                                  ============     ============



                                   F 1

                           SWISSRAY INTERNATIONAL INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                      Nine Months Ended
                                                          March 31,
                                                -------------------------------
                                                 2002                2001
                                               -----------        ------------
NET SALES                                    $ 14,543,155        $ 14,378,418
COST OF SALES                                  10,702,273          10,435,413
                                               -----------        ------------
GROSS PROFIT                                    3,840,882           3,943,005
                                               -----------        ------------
OPERATING EXPENSES
Officers and directors compensation               487,122             481,879
Salaries                                        2,628,480           3,025,177
Selling                                         2,659,823           2,880,856
Research and development                        2,377,838           1,923,877
General and administrative                        621,650             490,928
Other operating expenses                          382,733             328,423
Bad debts                                              54               5,578
Depreciation and amortization                     971,589             995,837
                                               -----------        ------------
TOTAL OPERATING EXPENSES                       10,129,289          10,132,555
                                               -----------        ------------
LOSS BEFORE OTHER INCOME (EXPENSES)            (6,288,407)         (6,189,550)

Other income                                      220,785             314,434
Interest expense                                 (529,843)         (1,815,128)
                                               -----------        ------------
OTHER INCOME (EXPENSES)                          (309,058)         (1,500,694)
                                               -----------        ------------
NET LOSS                                       (6,597,465)         (7,690,244)

Imputed Preferred Stock Dividend               (2,583,900)           (107,450)
                                               -----------        ------------
Loss available to common shareholders        $ (9,181,365)       $ (7,797,694)
                                               ===========        ============
LOSS PER COMMON SHARE                        $      (0.11)       $      (0.16)
                                               ===========        ============
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                             84,509,500          47,656,704
                                               ===========        ============



                                      F 2

                           SWISSRAY INTERNATIONAL INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                       Three Months Ended
                                                            March 31,
                                                    ---------------------------
                                                       2002             2001
                                                    -----------      ----------
NET SALES                                          $ 6,341,307      $ 4,737,664
COST OF SALES                                        4,580,212        3,159,808
                                                    -----------      ----------
GROSS PROFIT                                         1,761,095        1,577,856
                                                    -----------      ----------
OPERATING EXPENSES
Officers and directors compensation                    144,743          152,971
Salaries                                               803,835          919,445
Selling                                                537,821          774,732
Research and development                               495,383          585,388
General and administrative                             209,303          139,048
Other operating expenses                               150,869           92,206
Bad debts                                                 -               5,578
Depreciation and amortization                          239,231          335,690
                                                    -----------      ----------
TOTAL OPERATING EXPENSES                             2,581,185        3,005,058
                                                    -----------      ----------
LOSS BEFORE OTHER INCOME (EXPENSES)                   (820,090)      (1,427,202)

Other income (expenses)                                    882          (11,647)
Interest expense                                      (105,840)        (241,359)
                                                    -----------      ----------
OTHER INCOME (EXPENSES)                               (104,958)        (253,006)
                                                    -----------      ----------
NET LOSS                                           $  (925,048)     $(1,680,208)
                                                    ===========      ==========
LOSS PER COMMON SHARE                              $     (0.01)     $     (0.02)
                                                    ===========      ==========
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                 90,428,219       84,026,908
                                                    ===========      ==========


                                      F 3

                           SWISSRAY INTERNATIONAL INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        Nine Months Ended
                                                            March 31,
                                                       -----------------------
                                                          2002          2001
                                                        ---------    ----------
CASH FLOWS FROM OPERATING ACTIVITES
Net loss                                              $(6,597,465)  $(7,690,244)
Adjustments to reconcile net loss to net
 cash used by operating activities:
 Depreciation and amortization                          1,021,232     1,054,833
 Provision for bad debts                                    8,106       (94,002)
 Operating expenses through issuance of
  stock options and common stock to be issued                -           60,000
 Issuance of common stock in lieu of
  interest payments                                          -        3,508,562
 Interest expense on "Promissory Note" converted
  into Preferred Shares                                   372,600          -
 Amortization of deferred compensation                     16,291       998,399

(Increase) decrease in operating assets:
 Accounts receivable                                      (54,053)      860,783
 Inventories                                               (3,594)   (1,006,795)
 Prepaid expenses and sundry receivables                   95,447      (121,854)

Increase (decrease) in operating liabilities:
 Accounts payable                                         935,290     1,264,943
 Accrued expenses                                         535,798    (1,220,046)
 Restructuring                                               -         (100,000)
 Customers deposits                                      (170,869)      370,136
                                                        ---------    ----------
NET CASH USED BY OPERATING ACTIVITIES                  (3,841,217)   (2,115,285)
                                                        ---------    ----------
CASH FLOW FROM INVESTING ACTIVITIES
 Acquisition of property and equipment                   (254,819)     (426,216)
 Other intangibles                                       (112,767)       (5,575)
 Security deposits                                        (19,366)        4,344
                                                        ---------    ----------
NET CASH USED BY INVESTING ACTIVITIES                    (386,952)     (427,447)
                                                        ---------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from short-term borrowings                    3,912,397    (1,158,867)
 Proceeds related to debentures                              -      (14,067,294)
 Principal payment of short-term borrowings               (66,732)    1,689,380
 Principal payment of long-term borrowings                 30,393       (32,106)
 Decrease in restricted cash                                 -        1,385,600
 Loan receivable affiliates                                14,062      (252,530)
 Issuance of common stock for cash                           -       14,222,619
 Issuance of stock options for cash                       247,438       150,000
                                                        ---------    ----------
CASH PROVIDED BY FINANCING ACTIVITIES                   4,137,558     1,936,802
                                                        ---------    ----------
EFFECT OF EXCHANGE RATE ON CASH                           (67,952)     (288,880)
                                                        ---------    ----------
NET DECREASE IN CASH                                     (158,563)     (894,810)
CASH AND CASH EQUIVALENT - beginning of period          1,588,490     3,011,183
                                                        ---------    ----------
CASH AND CASH EQUIVALENTS - end of period             $ 1,429,927   $ 2,116,373
                                                        =========    ==========






                                       F 4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2002

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

         (2)In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Registrant as of March 31, 2002 and the results of operations and cash flows for the interim period presented. Operating results for the nine months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year ending June 30, 2002.

         (3)INVENTORIES

               Inventories are summarized by major classification as follows:
                                               March 31,      June 30,
                                          ---------------------------
                                              2002             2001
                                           ----------       ----------
Raw materials, parts and supplies         $ 3,420,637       $2,750,510
Work in process                               553,162          749,938
Finished goods                                308,155          777,912
                                           ----------       ----------
                                            4,281,954       $4,278,360
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

         (a)THREE-MONTH PERIOD ENDED March 31, 2002 COMPARED TO THREE-MONTH PERIOD ENDED MARCH 31, 2001

         Net sales amounted to $6,341,307 for the three-month period ended March 31, 2002, compared to $4,737,664 for the three-month period ended March 31, 2001, an increase of $1,603,643, or 33.85% form the three-month period ended March 31, 2001.

         Sales of ddR-Systems increased by 36.54% or $1,530,227 and conventional x-ray increased by 104.52% or $167,196.

         The 33.85% increase in net sales was slightly offset by a decrease of service revenue by 2.3% or $6,269, conventional OEM-Business decreasing by 47.89% or $26,819 and a decrease of sales of Information Solution by 100% or $60,692.

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

         Gross profit amounted to $1,761,095 or 27.77% of net sales for the three-month period ended March 31, 2002, compared to $1,577,856 or 33.3% of net sales for the three-month period ended March 31, 2001.

         The decrease in gross profit as a percentage of net revenues is attributable to a fraction of higher unit sales, a lower average selling price due to the concentration on strong ddR-distribution agreements versus direct sales and the increase of ddR Sales as a percentage of total sales.

         Operating expenses were $2,581,185, or 40.7% of net revenues, for the three-month period ended March 31, 2002, compared to $3,005,058, or 63.43% of net revenues for the three-month period ended March 31, 2001.

         The principle items were salaries (net of officers and directors compensation) of $803,835 or 12.68% of net sales for the three-month period ended March 31, 2002 compared to $919,445 or 19.41% of net sales for the three-month period ended March 31, 2001 and selling expenses of $537,821 or 8.48% of net sales for the three-month period ended March 31, 2002 compared to $774,732 or 16.35% of net sales for the three-month period ended March 31, 2001. Research and development expenses were $495,383 or 7.81% of net sales for the three-month period ended March 31, 2002 compared to $585,388 or 12.36% of net sales for the three-month period ended March 31, 2001.

         Officers and directors compensation was $144,743 or 2.28.% of net sales for the three-month period ended March 31, 2002 compared to $152,971 or 3.23% of net sales for the three-month period ended March 31, 2001. General and administrative expenses were $209,303 or 3.3% of net sales for the three-month period ended March 31, 2002 compared to $139,048 or 2.93% of net sales for the three-month period ended March 31, 2001 and other operating expenses were $150,869 or 2.38% of net sales for the three-month ended March 31, 2002 compared to $92,206 or 1.95% of net sales for the three-month ended March 31, 2001.

         The overall decrease of operating expenses of $423,873 or 14.1% for the three month period ended March 31, 2002 versus the three month period ended March 31, 2001 is primarily due to managements ongoing cost saving programs including but not limited to reengineering its marketing and sales processes. Although the company is still very active in developing new revolutionary products including the expert(TM)4000 Research and Development expenses have decreased for the three month period ended March 31, 2002. The expert(TM)4000 is a comprehensive system management and communication system for all ddR systems, linking SwissVision(R) with the Company's expert(TM)-center. This state of the art control console offers the ultimate in workflow improvement as well as easier and faster access to all expert(TM)-center services.

         Interest expenses decreased to $105,840 for the three-months ended March 31, 2002 compared to $241,359 for the three-months ended March 31, 2001. This decrease is primarily due to the lack of interest expense for promissory notes in the three-month period ended March 31, 2002.

         (b)NINE-MONTH PERIOD ENDED MARCH 31, 2002 COMPARED TO NINE-MONTH PERIOD ENDED MARCH 31, 2001

         Net sales amounted to $14,543,155 for the nine-month period ended March 31, 2002, compared to $14,378,418 for the nine-month period ended March 31, 2001, an increase of $164,737, or 1.15% form the nine-month period ended March 31, 2001.

Sales of ddR-Systems increased by 20.74% or $2,158,109, service revenue increased by 16.5% or $160,060 and conventional x-ray increased by 72.67% or

$196,094. The 1.15% increase in net sales was offset due to a decrease in sales of Information Solution by 95.26% or $1,599,534 and conventional OEM-Business decreasing by 71.24% or $750,993.

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

         Gross profit amounted to $3,840,882 or 26.41% of net sales for the nine-month period ended March 31, 2002, compared to $3,943,005 or 27.42% of net sales for the nine-month period ended March 31, 2001.

         The slight decrease in gross profit as a percentage of net revenues is attributable to a fraction of higher unit sales, a lower average selling price due to the concentration on strong ddR-distribution agreements versus direct sales and the increase of ddR sales as a percentage of total sales.

         Operating expenses were $10,129,289, or 69.65% of net revenues, for the nine-month period ended March 31, 2002, compared to $10,132,555, or 70.47% of net revenues for the nine-month period ended March 31, 2001.

         The principle items were salaries (net of officers and directors compensation) of $2,628,480 or 18.07% of net sales for the nine-month period ended March 31, 2002 compared to $3,025,177 or 21.04% of net sales for the nine-month period ended March 31, 2001 and selling expenses of $2,659,823 or 18.29% of net sales for the nine-month period ended March 31, 2002 compared to $2,880,856 or 20.04% of net sales for the nine-month period ended March 31,2001. Research and development expenses were $2,377,838 or 16.35% of net sales for the nine-month period ended March 31, 2000 compared to $1,923,877 or 13.38% of net sales for the nine-month period ended March 31, 2001.

         Officers and directors compensation was $487,122 or 3.35% of net sales for the nine-month period ended March 31, 2001 compared to $481,879 or 3.35% of net sales for the nine-month period ended March 31, 2001. General and administrative expenses were $621,650 or 4.27% of net sales for the nine-month period ended March 31, 2002 compared to $490,828 or 3.41% of net sales for the nine-month period ended March 31, 2001 and other operating expenses were $382,733 or 2.63% of net sales for the nine-months ended March 31, 2002 compared to $328,423 or 2.28% of net sales for the nine-month ended March 31, 2001.

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

         Interest expense decreased to $529,843 for the nine-months ended March 31, 2002 compared to $1,815,128 for the nine-months ended March 31, 2001. This decrease is primarily due to the lack of interest expense for amortization of Debenture issuance cost, promissory notes and Conversion Benefit in the nine-month period ended March 31, 2002.

FINANCIAL CONDITION

March 31, 2002 compared to June 30, 2001

         Total assets of the Company on March 31, 2002 decreased by $852,811 to $18,953,424 from $19,806,235 on June 30, 2001, primarily due to the decrease in other assets. Current assets decreased by $204,470 to $8,553,190 on March 31, 2002 from $8,757,660 on June 30, 2001. The decrease in current assets is attributable to the decrease in cash and cash equivalents of $158,563, the decrease of prepaid expenses and sundry receivables of $95,448 slightly offset by the increase of accounts receivable of $45,947 and he increase in inventories of $3,594.

         Other assets decreased $469,819 to $4,161,004 on March 31, 2002 from $4,630,822 on June 30, 2001. The decrease is primarily attributable to the amortization of the licensing agreement, patents & trademark and the goodwill offset by an increase in software development cost.

         On March 31, 2002, the Company had total liabilities of $15,613,571 compared to $13,855,794 on June 30, 2001. On March 31, 2002, current liabilities were $15,572,667 compared to $13,845,283 on June 30, 2001. Working capital at March 31, 2002 was $(7,019,477) compared to $(5,087,623) at June 30, 2001.

CASH FLOW AND CAPITAL EXPENDITURES NINE MONTH PERIOD ENDED MARCH 31, 2002 COMPARED TO NINE MONTH PERIOD ENDED MARCH 31, 2001.

         Cash used for operating activities for the nine months ended March 31, 2002 was $3,841,217 compared to $2,115,285 for the nine months ended March 31, 2001. Cash used for investing activities was $386,952 for the nine months ended March 31, 2002 compared to $427,447 for the nine months ended March 31, 2001. Cash flow from financing activities for the nine months ended March 31, 2001 was $4,137,558 compared to cash flow of $1,936,802 for nine months ended March 31, 2001.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         Not Applicable

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings

A. DISPUTE WITH J. DOUGLAS MAXWELL. On or about June 25, 1999 an action was commenced in the Supreme Court, State of New York, County of New York (Index No. 113099/99) entitled J. Douglas Maxwell ("Maxwell") against Swissray International, Inc. ("Swissray"), whereby Maxwell sought judgment in the sum of $380,000 with interest based upon his interpretation of various terms and conditions contained in an Exchange Agreement between the parties dated November 22, 1996 and a subsequent Mutual Release and Settlement Agreement between the parties dated June 1, 1998. A judgement was entered on July 24, 2000 granting to Maxwell summary judgment for $320,000 plus interest and costs on a portion of his claim. Maxwell's application for judgment on the balance of his claim has been dismissed by judgment entered May 27, 2001. An appeal with respect to the May 27, 2001 judgment remains pending.

B. Dispute with Elscint Ltd. In August 1998 the Company entered into a global distributorship agreement for its ddRMulti with Elscint Ltd. to sell and service such product in 14 countries in Europe, Canada, South America and Africa. The Company simultaneously entered into an agreement to distribute Elscint imaging equipment in Switzerland. Soon thereafter almost all of the assets of Elscint Ltd. were sold to Picker International and GE Medical Systems, respectively. Neither Picker International nor GE Medical Systems honored the distributorship agreements. Nor has Elscint been able to meet its contractual obligations after the sale of those assets.

In March 2002, the Company filed a lawsuit against Elscint in New York Supreme Court. The complaint alleges breaches of the agreements and various improprieties in Elscint's negotiation tactics, its fraudulent concealment of the impending sale of its imaging businesses, and the inevitable breaches of the distribution agreements that followed the sale.

Item 2. CHANGES IN SECURITIES

         None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

         None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Stockholders for fiscal year ended June 30, 2002 on January 25, 2002. With proxies being received for approximately 94% of all shares entitled to vote, stockholders elected each of the 5 nominees to the Company's Board of Directors by an overwhelming majority, approximating 99%, of all votes cast.

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

Date:  May 7, 2002