Form 10-K
period 2002-06-30
SWISSRAY INTERNATIONAL INC
filed 2002-11-19
CIK 1002137

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

For the fiscal year ended: June 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________ to _____________

                        Commission file number: 000-24913

                          SWISSRAY INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)

                                    Delaware
            (State or other jurisdiction of incorporation or 16-0950
               organization) (I.R.S. Employer Identification No.)

             100 Grasslands Road, Elmsford, N.Y.       10523
            (Address of principal executive offices) (Zip Code)

         Issuer's telephone number in the United States: (914) 345-3700

          Issuer's telephone number in Switzerland: 011-41 41 914 1200

       Securities registered under Section 12(b) of the Exchange Act: None
         Securities registered under Section 12(g) of the Exchange Act:

                    COMMON STOCK, PAR VALUE $.0001 PER SHARE
                                (Title of class)


Check whether the issuer (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (ii) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No



Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The number of shares outstanding of each of the Registrant's classes of common stock, as of October 1, 2002 is 41,654,747 shares(1), all of $.01 class, par value. Of this number 26,808,147 shares have an aggregate market value of $2,278,692, based on the closing price of Registrant's common stock of $.085 on October 10, 2002 as quoted on the Electronic Over-the-Counter Bulletin Board ("OTCBB") were held by non-affiliates of the Registrant.

*Affiliates for the purpose of this item refers to the Registrant's officers and directors and/or any persons or firms (excluding those brokerage firms and/or clearing houses and/or depository companies holding Registrant's securities as record holders only for their respective clienteles' beneficial interest) owning 5% or more of the Registrant's common stock, both or record and beneficially.



--------
1 The Company's transfer agent records, as of October 1, 2002 indicate 91,704,747 shares of common stock outstanding. Stockholder information contained herein gives retroactive effect to (a) the cancellation of 52,442,347 shares previously owned by Hillcrest Avenue LLC ("Hillcrest") and the subsequent issuance of 2,442,347 shares to Hillcrest thereby reducing outstanding shares by 50,000,000 to 41,704,747; and (b) the further cancellation of an additional 725,000 shares issued in October 1999 and the re-issuance of 675,000 shares thereby further reducing outstanding shares by 50,000 to the number currently outstanding of 41,654,747.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference, and the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) of the Securities Act of 1933 ("Securities Act"). NONE. Except for the incorporation by reference of the Company's Form S-1 Registration Statement (under File Number 333-55898 as declared effective March 9, 2001) and in particular, those sections therein entitled "Risk Factors" (which is herewith incorporated by reference to Part 1, Item 1, of this Form 10-K) and "Market Prices and Dividend Polciy" subsection entitled "Nasdaq Delisting" (which is herewith incorporated by reference into Park II, Item 5, of this Form 10-K).

                                TABLE OF CONTENTS

PART I        .................................................................1

    Item 1.   Business.........................................................1
    Item 2.   Properties......................................................24
    Item 3.   Legal Proceedings...............................................24
    Item 4.   Submission Of Matters To A Vote Of Security Holders.............25

PART II       ................................................................25


    Item 5.   Market For Registrant's Common Equity And Related Stockholder
              Matters.........................................................25
    Item 6.   Selected Financial Data.........................................27
    Item 7.   Management's Discussion And Analysis Of Financial Condition And
              Results Of Operations...........................................28
    Item 7A.  Quantitative And Qualitative Disclosures About Market Risk......34
    Item 8.   Financial Statements And Supplementary Data ....................34
    Item 9.   Changes In And Disagreements With Accountants On Accounting And
              Financial Matters...............................................35

PART III      ................................................................35

    Item 10.  Directors And Executive Officers Of The Registrant..............35
    Item 11.  Executive Compensation..........................................37
    Item 12.  Security Ownership of Certain Beneficial Owners and Management..44
    Item 13.  Certain Relationships And Related Transactions..................46

Part IV      .................................................................47

    Item 14.  Exhibits, Financial Schedules and Reports on Form 8-K...........47


SIGNATURES....................................................................48

Supplemental Information......................................................49

CERTIFICATIONS................................................................50

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

In accordance with Stockholder approval obtained at the January 25, 2002 Annual Meeting, the Registrant changed its State of Incorporation from New York to Delaware effective May 13, 2002.

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

With respect to information regarding the Company acquisition of Empower Inc. on April 1, 1997 and subsequent litigation resulting therefrom, reference is herewith made to Item 1 subsection entitled "Sale of Substantially All of the Assets of Empower, Inc." as well as to Item 3 "Legal Proceedings"

In October 1999 the Company was awarded a purchase order for 32 of its direct digital Radiography Systems from the Romanian Ministry of Health for its multifunctional ddRMulti, valued at over US$13,800,000. Installation was made in various hospitals throughout Romania. The initial payment aggregating 15% of the aforesaid total proceeds (i.e., $2,070,000) was received by the Company in early March 2000. The Company sold 25 of the 32 ddRMulti through close of its fiscal year ended June 30, 2000 while the balance of 7 Systems were sold through August 2000 with the Company receiving the full balance of $11,730,000 by such date.

In October, 2000 the Romanian Ministry of Health ordered 30 ddR Chest valued at more than $7,000,000 which were all subsequently sold. By virtue of the extent and nature of these contracts, the Romanian Ministry of Health was then the Company's single largest customer.

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

Notwithstanding the above-referenced March 2000 sale of the conventional X-ray division, management of the Company does not have any current plans to sell its conventional OEM business.

The dollar amount of sales from conventional X-ray Systems for the fiscal years ended June 30, 2002, June 30, 2001 and June 30, 2000 were $553,685, $268,842 and
$1,803,716 respectively. The dollar amount of sales from conventional OEM business for the fiscal years ended June 30, 2002, June 30, 2001 and June 30, 2000 were $350,595, $1,054,172 and $3,883,257 respectively.

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

X-rays were discovered in 1895 by Wilhelm Konrad Rontgen. Shortly thereafter, X-ray imaging found numerous applications for medical diagnostic and non-medical purposes. Today, medical X-ray imaging is a fundamental tool in bone and soft tissue diagnosis. X-ray diagnosis is primarily used in orthopedics, traumatology, gastro-enterology, angiography, urology, ulmology, mammography and dentistry. The principal elements of a diagnostic X-ray system are the X-ray generator, the X-ray tube and the bucky device. The generator produces high tension, which is converted into X-rays in the X-ray tube. The X-rays so created then penetrate a patient's body and subsequently expose a film contained in the bucky device. Following exposure, the film is chemically processed and dried in a dark room. A typical room used for general X-ray examinations (bucky room) contains an X-ray system which includes a table with a bucky device for examinations of recumbent patients (bucky table) and a wall stand with a second bucky device for examinations of sitting and standing patients (bucky wall stand).

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

The Company's products include conventional X-ray equipment for diagnostic purposes other than mammography and dentistry, a full line of ddR Systems for any application in direct digital Radiography as well as the SwissVision(R) line of DICOM 3.0/IHE compatible post-processing work stations operating on a Windows NT/2000 platform. Currently, most of the Company's X-ray equipment is manufactured and developed in Switzerland. On March 8, 1999 Swissray Medical AG, the Company's Swiss research and development, production and marketing subsidiary became ISO 9001 and EN 46001 certified. Appendix II for CE-Certification was completed in December 1999 thus allowing the Company to use the CE-Label, including the medical device numbers for all products manufactured and/or sold through the Company. See also "Products - Distribution of Agfa Products", "New Products" and "Regulatory Matters".

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

The Company's line of SwissVision(R) post-processing workstations permits the post-processing of digital X-ray images, including section, zooming, enlargement, soft tissue and bone structure imaging, accentuation of the limitation of the joints, noise suppression, presentation of different fields of interest within an area and archiving and transferring the data through central networks and telecommunication systems. In addition, the SwissVision(R) post-processing workstations are able to analyze data stored with respect to a particular patient. As a result, consistent image quality of different images of the same patient can be achieved.

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

Original Equipment Manufacturing (OEM)

On June 11, 1996, the Company entered into the Philips OEM Agreement which replaced the previous OEM Agreement with Philips Medical Systems, dated July 29, 1992. The Philips OEM Agreement provides for the production of two conventional X-ray systems, the Bucky Diagnost TS bucky table and a MRS, which is approved by the World Health Organization ("WHO") as a World Health Imaging System for Radiology ("WHIS-RAD"). As a result, the Company's MRS may be tendered in projects financed by the World Bank. Under the Philips OEM agreement these two products are marketed worldwide by Philips Medical Systems through its existing distribution network. The initial term of the Philips OEM Agreement which would have expired December 31, 2000 has been automatically extended (from year to year). Since entry into the initial OEM Agreement the parties have maintained a mutually satisfactory relationship. The Company continues to deal directly with Philips with respect to its MRS.

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

New Products

1999 Introduction of ddRChest and ddRCombi

To compliment its ddRMulti, the Company developed two new ddR Systems, each of which were initially introduced at the Radiological Society of North America ("RSNA") annual assembly held in Chicago in November 1999 and subsequently exhibited at the European Congress of Radiology ("ECR-2000") in March 2000 in Vienna, Austria. The Systems are known as the (a) ddRChest and (b) ddRCombi. Both Systems are based upon the patented technology of the AddOn Bucky. The ddRChest is a dedicated chest unit capable of taking all chest examinations in a direct digital format. The ddRCombi is a multi-functional system able to perform examinations on the seated, upright and recumbent patient, can be coupled with an automated or manual ceiling suspension or may be combined with an existing ceiling suspension unit. It is designed and suited for trauma and emergency room applications. Retail pricing on the ddrChest approximates 80% and on the ddRCombi approximates 104% of retail pricing for the Company's ddRMulti.

The initial installation of a ddRCombi occurred in November 2000. An additional 21 ddRCombi were subsequently ordered with 15 having been installed through August 2002.

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

o in order to meet special patient positioning needs of efficient, single detector ddR Systems, Swissray introduced two new tables. The IGS2000 (work in progress) - pedestal based table designed to provide positioning flexibility allows for head-to-toe horizontal coverage, tilts 90 degrees for upright imaging, pivots 90 degrees for decubitus exams and swings out of the way for chest radiography and the IGS1000 - a table that combines the convenience of a 4- way floating top with the flexibility of a portable table; and

o the OrthoVision - a package of clinical software tools optimized to meet special requirements of orthopedic radiology including image stitching to enable full length spine imaging for scoliosis studies.

Introduction of Additional New And/Or Improved Products During 2001-2002

The Registrant introduced several new performance enhancements for its direct digital Radiography ddR product line in November, 2001 at the Radiology Society of North America (RSNA) Exhibition.

o The new expert (TM) 4000 drew the most attention. The control system increases patient throughput while also providing an efficient communication link to Swissray's Expert-Center support services. The expert (TM) 4000 improves technologist productivity by automating many procedure tasks while enabling Swissray experts to remotely monitor, service and upgrade ddR system performance in real time.

o Patient dose is substantially reduced and image quality improved with the new dOd-HP High Performance detector. The modular design of Swissray's digital Optical detector dOd allows continuous performance improvement.

o The new ddR Modulaire provides a space efficient and cost-effective solution for healthcare providers with smaller procedure volumes. Now, thanks to the lower price point, the many advantages of ddR are available to an even larger radiography market segment.

o The improved SwissVision II workstation provides several new options for technologists. Radiographic images can now be acquired from CR plate and analog film scanners as well as Swissray ddR systems. This multi-media integration feature allows technologists to combine images from multiple sources into a single patient file. SwissVision II also features several new software processing additions that were previously only available in separate workstations. These features include: image combination for full-length spine scoliosis imaging, leg length studies and Computer Aided Detection
                  (CAD).

o Swissray also showcased Real-Time Radiograph (high resolution full motion imaging) as a work-in-progress. This capability, analogous to adding video imaging to a photographic camera, adds important clinical utility to Swissray's radiograph systems including joint motion studies for orthopedics as an example.

Swissray also introduced the expert (TM) 4000 control system to European buyers at the European Congress of Radiology (ECR) Exhibit in Vienna during March 2002. ECR marked the first time that the expert (TM) 4000 has been exhibited outside of North America.

Awards and Milestones

o For the fourth time Swissray was recognized by Deloitte & Touche as one of the 50 fastest growing technology companies in New York, Westchester and Rockland counties.

o Frost & Sullivan presented Swissray with a Market Penetration Leadership Award for capturing an impressive 47.7% share of the new and rapidly growing direct digital Radiography ddR equipment market. For further information relating both to the award and Foster & Sullivan, reference is hereby made to Swissray's February 13, 2002 Press Release.

o In June 2002, Swissray was recognized by the Business Marketing Association's Chicago Chapter, BMA Chicago, earning a Gold BMA Tower Award for its "Back to the Future" exhibition at RSNA 2001. The BMA Tower Awards are Chicago's most prestigious business-to-business marketing awards competition. Swissray won the Gold BMA Tower Award for "Tradeshow Marketing Program", the highest award in this category, in a year when a record number of entries were received. This award recognizes excellence in a complete communication program's objectives, strategy and results. Swissray was the only company to win an award in this category.

o In April 2002 Swissray announced the achievement of having installed its 100th U.S. direct digital Radiography ddR system. To date, Swissray has also installed 97 systems outside of the United States.

Markets

Product Markets

The Company estimates that the global market for X-ray equipment and accessories is approximately $10 billion, 45% of which is in the United States, 26% in Western Europe, 19% in Japan and 10% in the rest of the world (Sources: National Electrical Manufacturers Association; Market Line). The Company's principal markets for its X-ray equipment, components and accessories by country are Switzerland, the United States and Germany accounting for approximately 68.8%, 29.8% and 1.4% respectively of total sales during the fiscal year ended June 30, 2000. Included in the 68.8% indicated in business conducted in Switzerland is monies received as a result of contracts entered into with the Romanian Ministry of Finance due to the fact that the down payment received of approximately $2,070,000 was guaranteed by the Swiss Export Risk Guaranty ("ERG") with funding coming from ABN AMRO Bank, which financed the agreement. Business conducted in Switzerland, the United States and Germany accounted for approximately 53.3%, 45.3% and 1.4% respectively of total sales during fiscal year ended June 30, 2001 and 9.15%, 86.07% and 4.37% respectively, of total sales during fiscal year ended June 30, 2002. The Company believes that because of the need to bring medical services to Western standards, Eastern Europe continues to offer interesting opportunities as a market for the Company's conventional X-ray equipment and accessories. The Company has also been able to gain access to markets in Asia, the Middle East and Africa. See "-- Sales and Marketing."

The Company believes that the principal markets for its direct digital X-ray equipment are located in North America and Western Europe, where the first sales of ddR Systems have been made. The Company submitted both its AddOn Bucky(R) and ddR Systems to the FDA for Section 510(k) clearance. On November 21, 1997, the Company's AddOn Bucky(R), the direct digital detector of the ddRMulti-System, received FDA clearance and on December 18, 1997 the Company's ddRMulti-System received FDA clearance; the Company thus receiving authorization to market the ddRMulti-System in the United States. The Company's ddRCombi, ddRChest and ddRModulaire received FDA clearance in January 2001. Having obtained the required clearance from the FDA, the Company now sells all the Systems in the United States through its subsidiaries and other channels including its U.S. distributors, Hitachi Medical Systems, Inc. and Philips Health Care Products (Philips HCP). See "Business - Regulatory Matters" and "Distribution Agreements
- The Hitachi Agreement" and "The Marconi Agreement" hereinafter.

The percentage of revenues for fiscal year ended June 30, 2000, June 30, 2001 and June 30, 2002 attributed to product markets amounted to 91.97%, 95.62% and 97.77% respectively.

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

The Company currently intends to continue to concentrate its marketing efforts within Switzerland and the U.S. wherein approximately 98.6% of all Company sales were concluded during fiscal year ended June 30, 2000, with Switzerland accounting for 68.8% of all sales and the U.S. accounting for 29.8% of such sales (with the balance of 1.4% of sales being conducted in Germany). For the year ended June 30, 2001, 98.6% of all Company sales were from Switzerland and the United States; 53.3% from Switzerland, 45.3% from the United States and 1.4% from Germany and elsewhere, as compared to 9.15%, 86.07% and 4.37% for Switzerland, the United States and Germany respectively, for fiscal year ended June 30, 2002 (with Romania accounting for the balance of .41%). See also Note 14 to audited financial statements.

The percentage of revenues for fiscal year ended June 30, 2000, June 30, 2001 and June 30, 2002 attributed to services amounted to 8.03%, 4.38% and 7.23% respectively.

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

Two of the Company's products, the MRS System and the Bucky Diagnost TS system, are distributed worldwide through Philips Medical Systems; the latter pursuant to a License Agreement.

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

Contract with Department of Veteran Affairs

In May 1998 Swissray Medical Systems, Inc., was awarded a contract from the Department of Veterans Affairs ("VA") for the ddRMulti-System, with the VA extending the contract until March 31, 2003. With the official contract award in hand, management has actively pursued sales to various VA hospitals, medical centers and outpatient community and outreach clinics throughout the United States. Since receipt of such award the Company has contracted for the sale of 7 ddR Systems (through June 30, 2002) to different government institutions.

Distribution Agreements

In April of 1999 the Company entered into distribution agreements with (a) Linear Medical Systems, Inc. ("Linear") for the territory of Arizona and (b) Capital X-Ray, Inc. ("Capital") for the territories of Alabama and Mississippi. The Linear agreement expired in February 2000 and the Company is conducting its own distribution within the territory indicated while the Capital agreement was to have expired December 31, 1999, was initially renewed through July 31, 2000, further renewed through July 31, 2001 and continues to date on a month for month basis.

Additional Distribution Agreements

The following additional summarized information relates to certain exclusive or non-exclusive Distribution Agreements and indicates the name of distributor, country of distribution and both commencement and expiration date.


                                                           Genre of  Commencement Expiration     Non-
          Name                   Country      Agreement      Date        Date      Exclusive   Exclusive
          ----                  ---------     ---------      ----        ----      ---------   ---------
Cross Medical Ltd., London     Great Britain  Distribution   08-01       12-02         x

ImaXperts Digital Imaging BV,   Benelux       Distrubition   11-01       11-02         x
Almere/NL

Panou S.A., Athens               Greece       Distribution   07-01       06-03                     x

Scanex Medical Systems AB,       Sweden,      Distribution   04-00       04-03         x
Helsingborg                      Norway,                                               x
                                 Finland                                               x
Global Medical Consultants
Inc.,  Moscow                    Russia       Distribution   04-02       04-03                     x

CIS Co ZAO Schiller Russia,
 Moscow                          Russia       Distribution   04-02       04-03                     x

Gisvis Management and            Russia       Distribution   04-02       04-03                     x
 Techmology Consultants, Ltd.,
 Moscow

Dover Medical & Scientific
 Equipment                       Israel     Representation   01-01       01-04                     x
Ltd., Herzliya                                 Agreement

TechnoWave S.A.E., Cairo          Egypt       Distribution   01-01       01-04                     x

Schmidt BioMedTech Asia Ltd.,   Indonesia,    Distribution   11-01     unlimited       x
Petaling Jaya                   Hong Kong,                                             x
                                Singapore,                                             x
                                 Malaysia,                                             x
                                  Vietnam,                                             x

Schmidt BioMedTech, Hong Kong       China     Distribution   11-01     unlimited                   x

Representative sales of ddRMulti

In July of 1998 the Company sold its ddRMulti-System, to the largest Diagnostic Out Patient Center in Warsaw, Poland, the Diagnostic Center Luxmed. This order represented Swissray's first sale within the Eastern European Market, complementing sales previously made in both Western Europe and the United States.

In February of 1999 the Company announced the sale of three of its ddRMulti-Systems, to Houston, Texas - based Kelsey-Seybold Clinic and to the Federal Maximum Security Facility in Florence, Colorado. The two Kelsey-Seybold systems were viewed in clinical use by attendees of the annual Society for Computer Applications (SCAR) meeting in Houston in May 1999 while the Colorado sale was made through the above indicated contract with the Department of Veterans Affairs.

In October 1999 the Company was awarded a purchase order for 32 of its ddR Systems from the Romanian Ministry of Health for its multifunctional ddRMulti-System, valued at over $13,800,000 U.S. dollars. Installation was made in various hospitals throughout Romania. The initial payment aggregating 15% of the aforesaid total proceeds (i.e., approximately $2,070,000) was received by the Company in early March 2000. The Company sold 25 of the 32 dRMulti-Systems through close of its fiscal year ended June 30, 2000 while the balance of 7 Systems were sold through August 2000 with the Company receiving the full balance of $11,730,000 by such date.

In October 2000 Swissray entered into a further agreement with the Romanian Ministry of Health (Romania) for the latter's purchase of 30 ddRChest-Systems in an agreement valued at more than $7,000,000 and guaranteed by the Swiss Export Risk Guaranty. Financing of the agreement was provided by ABN AMRO Bank. All 30 ddRChest-Systems were subsequently sold. There have not been any further significant sales to Romania during fiscal year ended June 30, 2002.

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

The defined territories referred to consisted of the entire U.S. except for: (i) the states of Alabama, Arizona, Connecticut, Mississippi, Maine, Massachusetts, New York, Rhode Island, Vermont and New Hampshire; (ii) a portion of New Jersey that includes the Atlantic City Expressway and north; (iii) certain designated counties within the state of Pennsylvania; (iv) the counties Orange and San Diego within the state of California; and (v) the Panhandle of Florida -Tallahassee West.

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

The new Agreement, in a manner similar to the terminated Agreement, contains provisions regarding: (i) defined territories in the U.S. to which HMSA would market Company products; (ii) certain additional exclusions with respect to various identified customers reserved to the Company; and (iii) service training, installation, technical support and spare parts provisions as well as a Company warranty to End-User - the latter in the same manner as indicated above with respect to the initial Agreement.

The new Agreement (which expires February 1, 2003) also contained certain provisions (since excluded by way of amendment dated June 12, 2001 when the Company entered into a separate Distribution Agreement with the Health Care Products (HCP) Division of Philips Medical Systems, Inc., see the Marconi Agreement, below. The aforesaid June 12, 2001 amendment also contained, in exchange for such exclusions, HMSA's waiver of the Company's prohibition from selling its products to certain U.S. customers with the exception of certain reserved accounts which did not exist in the prior Agreement, primarily relating to the fact that (a) the Company was to receive a "marketing fee" of $100,000 per annum payable in equal quarterly payments during the first year of the Agreement and (b) HMSA was obligated to purchase a minimum of 25 units during the first year of the Agreement.

Product pricing for the second year of the Agreement is subject to adjustment based upon mutual agreement between the parties.

The Marconi Agreement (Now Known As Philips HCP)

The principal reason for the Company entering into the above referenced modification to its ongoing HMSA agreement (see "The Hitachi Agreements", above) was to permit the Company to enter into a separate Distributor Agreement with the Health Care Products Division of Marconi Medical Systems, Inc. ("HCP"), which latter agreement required, as a condition to its effectiveness, that the Company terminate or amend certain existing Distributor Agreements to the extent necessary so as to permit the new Marconi HCP agreement to become effective. The Marconi HCP Distributor Agreement dated June 1, 2001 became effective as of June 15, 2001 and expires March 31, 2004 - the date the Company's notification to Marconi HCP of its having concluded necessary amendments to existing Distributor Agreement(s).

The HCP Distributor Agreement is to run for a period of three years during which period of time HCP is to act as a non-exclusive distributor of Company products in the U.S. HCP sells and services a wide variety of products in medical imaging and is considered to maintain a high quality sales and service work force which calls upon hospitals, medical facilities and imaging centers (i.e., potential end users of the Company's ddR products). HCP has agreed that during the term of the Distributor Agreement it will not market other ddR or competing digital radiography systems and has agreed to develop marketing and sales programs to maximize awareness of the benefits of ddR over CR in the target markets.

Additional New Agreements

During fiscal year ended June 30, 2002, the Registrant also entered into distribution agreements with (i) MTM - a non-exclusive agreement for Canadian distribution which expires January 1, 2003; and (ii) TESA, an exclusive agreement for Mexican distribution which expires September 15, 2003.

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

During fiscal year ended June 30, 2001 Swissray contracted for the sale of 66 ddR Systems (inclusive of its October 2000 contract for the sale of 30 ddRChest-Systems to the Government of Romania which was its single largest customer) with 90% of such sales being made directly by Swissray's internal staff and sales team.

During fiscal year end June 30, 2002 the Registrant contracted for the sale of 73 ddR Systems with approximately 14% (10 Systems) of such sales being made by Swissray's internal staff and approximately 86% of such sales (63 Systems) being made by distributors - principally Hitachi and HCP.

Additional Sales Information

In the past, the Company has made a significant amount of sales of its X-ray equipment to a few large customers. For the fiscal year ended, June 30, 2000, June 30, 2001 and June 30, 2002, sales to the Company's single largest customer accounted for approximately 49.14%, 34.49% and 35.7% of all revenues. The single largest customer for both fiscal years ended June 30, 2000 and June 30, 2001 was the Government of Romania, while the Company's single largest customer(s) for fiscal year ended June 30, 2002 was Hitachi Medical Systems America.

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

In August 1998 the Company entered into a global distributorship agreement for its ddRMulti-System with Elscint Ltd. of Haifa to sell and service such product in 14 countries in Europe, Canada, South America and Africa. Thereafter, almost all of the assets of Elscint Ltd. were sold to Picker International and GE Medical Systems respectively. Neither Picker International nor GE Medical Systems have executed or honored the distributorship agreement as of the date hereof and therefore the Company was unable to sell the anticipated 75 ddRMulti-Systems (partially anticipated to be sold through Elscint Ltd.) within the fiscal year 98/99 as originally planned. See Item 3 "Legal Proceedings" regarding litigation which the Company instituted against Elscint Ltd. in March 2002.

Research and Development

During fiscal year ended June 30, 2002 research and development expenses amounted to $2,549,384; a 10.6% increase over 2001. The increase of the Company's research and development expenses from the fiscal year ended June 30, 2001 to the fiscal year ended June 30, 2002 resulted primarily from costs associated with development of the new products heretofore described under Item 1 "Business - New Products".

During fiscal year ended June 30, 2001 research and development expenses amounted to $2,305,165. During the fiscal year ended June 30, 2000 the Company incurred expenses regarding research and development of $1,914,065 (accounting for 11% of the Company's operating expenses). The increase of the Company's research and development expenses by 20% from the fiscal year ended June 30, 2000 to the fiscal year ended June 30, 2001 resulted primarily from costs associated with development of the new products heretofore described under Item 1 "Business - New Products".

It is currently anticipated that the Company will continue to incur significant research and development expenses associated with the further development of new products (including diagnostic hardware and software products and new digital X-ray products) and improvements to existing products manufactured by the Company.

As of June 30, 2002, the Company employed 18 people in research and development. The number of people employed in research and development has increased by 20% since June 30, 2001. The Company is outsourcing certain research and development activities and intends to continue this policy in the future.

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

There is virtually no stock of finished X-ray equipment on the Company's premises for any extended period of time since X-ray equipment is generally manufactured at a customer's request. At June 30, 2002 finished products accounted for approximately 7% of inventory while raw material, parts and supplies accounted for approximately 84% of inventory and work in process for approximately 9%.

The percentage of Company revenues derived from products which included components then only currently available from a single source supplier amounted to 86.14% as of June 30, 2001 as compared to 64.2% as of June 30, 2000 (all of which related to both single source supplier of certain camera electronics and single source supplier of optics since both items are included in the same product). See below with respect to in-house production of camera electronics.

A.       Information With Respect to In-house Production of Camera Electronics

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

B.       Agreement With Single Source Supplier of Optics

The agreement with the single source supplier of optics expires in August 2003, may not be terminated by either party without cause and is subject to renegotiations which are expected to occur assuming contract fulfillment continues to be concluded in a timely and satisfactory manner with price and payment terms being comparable to those currently being utilized and meeting Company capacity requirements. The percentage of revenues from this single source supplier of optics amounted to approximately 64.2% at fiscal year ended June 30, 2000, 86.14% at fiscal year ended June 30, 2001 and 87.67% for fiscal year ended June 30, 2002. While management has no current expectation or need to replace this supplier it does not envision encountering any material difficulties in replacing such supplier (with a different optics manufacturer having the ability to timely deliver comparable optic quality) if necessary in the event of any unforeseen circumstances which may require replacement.

Backlog

As of October 4, 2002, backlog amounted to $7,086,228 with digital unit backlog constituting $6,769,602 and the balance being conventional X-ray equipment and services.

At fiscal year ended June 30, 2001 total order backlog amounted to approximately $8,013,600 of which approximately $6,131,200 represented digital with the balance representing conventional X-ray equipment and services. As of the end of fiscal year ended June 30, 2000 the Company had an order backlog of $8,800,000 which consisted of $2,080,000 in conventional X-ray equipment and $6,720,000 in digital (i.e. ddRMulti and information solutions). While the Company expects to continue to have an order backlog for conventional X-ray equipment in the future because of the Philips OEM Agreement, the order backlog for digital X-ray equipment is anticipated to increase due to the Company's sales focus.

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

To the Company's knowledge the only direct digital X-ray systems for medical diagnostic purposes other than the ddR Systems of the Company currently available are chest examination systems and mammography systems offered by Philips, IMIX, Odelft and General Electric. In addition, there are several direct digital X-ray systems available for dental purposes. None of these systems is able to perform bone examinations on extremities. Furthermore, there are two companies, Hologic and Canon, offering multifunctional direct digital Radiography systems competing with the Company's ddR Systems. The Company has succeeded to gain the leadership position in the market of multifunctional direct digital Radiography systems with currently 197 of such systems installed.

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

The Company also relies on proprietary know-how and employs various methods to protect its concepts, ideas and technology. However, such methods may not afford complete protection and there can be no assurance that others will not independently develop such technology or obtain access to the Company's proprietary know-how or ideas. Furthermore, although the Company has generally entered into confidentiality agreements with its employees, consultants and other parties, there can be no assurance that such arrangements will adequately protect the Company. The Company has obtained licenses to use certain technology which is essential for certain of the Company's products, including certain software used for its line of SwissVision(R) post-processing systems. The software license is a worldwide, non-exclusive, non-transferable license to use and distribute the Agfa software in combination with the AddOn Bucky and is based upon certain purchase orders.

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

In March of 1999 the European Patent Office issued patent No. EP 0 804 853 and and in July of 1999 the U.S. Patent Office issued patent No. 5,920,604 - both for the Company's Radiography (ddR) detector, the AddOn-Bucky (R) which patent relates to the optical arrangement and process for transmitting and converting primary X-ray images, which is the first of two inventions for the AddOn Bucky(R). The second patent application for optical arrangement and method for electronically detecting an X-ray image was granted in March 2000 (Patent No. 6,038,286) in the U.S., while the European patent was granted in April 2001. The AddOn Bucky(R) is incorporated in Swissray's unique ddR Systems.

The U.S. patent was awarded to Swissray pursuant to application submitted by inventors R.G. Laupper, Chairman, President and Chief Executive Officer of Swissray International, Inc. and Peter Waegli (Bremgarten, Switzerland), for the optical arrangement and process for transmitting and converting primary X-ray images generated on a two dimensional primary image array. The Company had previously been awarded, in March 1999 the European patent for the technology indicated herein.

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

The Company is also subject to other federal, state, local and foreign laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices. The electrical components of the Company's products are subject to electrical safety standards in many jurisdictions, including Switzerland, EU and the United States. The Company believes that it is in compliance in all material respects with applicable regulations. Failure to comply with applicable regulatory requirements can result in, among other things, fines, suspensions of approvals, seizures or recalls of products, operating restrictions and criminal prosecutions. The effect of government regulation may be to delay for a considerable period of time or to prevent the marketing and full commercialization of future products or services that the Company may develop and/or to impose costly requirements on the Company. There can also be no assurance that additional regulations will not be adopted or current regulations amended in such a manner as will materially adversely affect the Company.

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

Sale of Substantially All of the Assets of Empower, Inc.

On April 1, 1997, the Company acquired Empower, Inc. ("Empower") which since incorporation in 1985, had been engaged in distributing and servicing diagnostic X-ray equipment and accessories in the New York, New Jersey and Connecticut area. Certain details with respect to such acquisition were reported in a Form 8-K and Form 8-K/A1 with date of report of April 1, 1997. In February 1998 the Company entered into a letter of intent with E.M. Parker Co., Inc., a Massachusetts corporation ("Parker") with respect to the sale of Empower's film and X-ray accessories business. Thereafter, the Company and its wholly owned subsidiary, Empower, Inc. ("Empower") entered into an Asset Purchase Agreement with Parker pursuant to which the Company and Empower sold and Parker purchased substantially all of the assets of Empower (excluding certain excluded assets as defined in the Agreement) in consideration of: (i) the assumption by Parker of certain liabilities of Empower; (ii) the cash purchase price of $250,000; and
(iii) the payment by Parker of approximately $376,000 to a banking institution in satisfaction of certain outstanding indebtedness of Empower. Empower remains a wholly owned (but currently inactive) subsidiary of the Company. Empower has been merged into Swissray America, Inc. effective September 10, 2001. The Company is currently engaged in litigation with the former CEO of Empower, to wit: J. Douglas Maxwell. For information regarding such litigation reference is made to Item 3 "Legal Proceedings".

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

Employees

At fiscal year ended June 30, 2002, 18 individuals were employed by subsidiaries in the United States, 90 persons in Switzerland and 18 persons in European countries other than Switzerland. The Company believes that its relationship with employees is satisfactory. The Company has not suffered any significant labor problems during the last five years.

Consulting Agreements Entered Into With (a) Liviakis Financial Communications, Inc. ("LFC") dated March 29, 1999 and March 29, 2000; and (b) Rolcan Finance Ltd. ("Rolcan") dated March 29, 1999

Certain pertinent terms and conditions contained in the Agreements entered into by the Company and LFC and Rolcan were summarized in the Registrants Form 10-K for fiscal year ended June 30, 2001 to which reference is made, but did not purport to be complete summaries of either of such Agreements. Copies of such Agreements are filed with the SEC in a Company Form S-1 Registration Statement under SEC file number 333-59829. Accordingly, further information may be obtained through the Commission's World Wide Web site utilized for issuers (such as the Company) that file electronically with the Commission. The address of such site is http:\\www.sec.gov.

Recent Developments

Hitachi and Marconi Agreements

See Item 1 - "Business - Sales and Marketing - Distribution Agreements - The Hitachi Agreement and The Marconi Agreement" with respect to the current status of each of such Agreements entered into during fiscal year ended June 30, 2001.

The Hillcrest Agreement

The Company, principally during December of 2000, entered into various negotiations with those persons and/or firms with whom it had entered into prior financing agreements, which persons and/or firms were then the holders of outstanding: (i) convertible debentures; (ii) Series A Preferred Stock; and/or
(iii) promissory notes. For specific information with respect to such prior financings, reference is herewith made to Registration Statement under Sec File No. 333-59829 as declared effective on August 14, 2000 and in particular, but not limited to, those sections entitled "History of Past Financings", " Selling Holders ", "Plan of Distribution" and "Description of Capital Stock - Promissory Notes Subsequently Converted into Debentures" and "Registration Rights" as well as to those Risk Factors in such Registration Statement which similarly dealt with matters specifically relating to such financings and are entitled "Potential Adverse Effect Upon Stock Price and Regulation D", "Inability to Currently Determine Number of Shares in Outstanding Shares" and "Requirements for the Issuance of Additional Shares Financing Agreements".

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

As a direct result of the above referenced transaction Hillcrest became and remains the single largest stockholder of the Company owning approximately 61.88% of all issued and outstanding common stock of the Company as of August 15, 2001. Notwithstanding such ownership, Hillcrest has given Ruedi G. Laupper the Company's President, sole voting rights over such shares as were owned by Hillcrest so that Ruedi G. Laupper could vote such shares in such manner as he may choose (including in his favor to continue to maintain his current positions with the Company) and in his sole discretion at all Company shareholder meetings; such rights being limited, to an extent, by certain exceptions thereto as are enumerated in Shareholder Agreement hereinafter referred to at Section 2.2b(a) through (j) inclusive thereto. The Shareholders Agreement (absent voluntary agreement to terminate or receivership, bankruptcy or matters of a similar nature) was to terminate on such date as Hillcrest's record and beneficial ownership is equal to 9.9% or less of all then issued and outstanding Common Stock of the Company (although certain provisions of the Shareholders Agreement as relate to the "Anti-Dilution" provisions as were contained therein survived such termination). Notwithstanding Ruedi G. Laupper's voting rights (as outlined above), Hillcrest had retained sole investment power over the Company shares heretofore referred to. Additionally, effective July 1, 2002, the Shareholders Agreement (dated December 20, 2000) which contained the above-referenced voting rights was terminated. See also "Subsequent Event" below.

The written agreements dated December 29, 2000 as entered into between Hillcrest, the Company and others are entitled (a) Exchange Agreement, (b) Shareholders Agreement and (c) Registration Rights Agreement (the latter of which required that the Company file a Registration Statement with the SEC within 60 days from closing of the Exchange Agreement so as to register the aforesaid 52,442,347 shares notwithstanding the fact that Hillcrest agreed that it may not sell all or any portion of such shares for a period of no less than 6 months and 1 day from closing the Exchange Agreement.

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

See "Subsequent Event" hereinafter for current status of this Agreement.

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

The initial term of the contract is for a one year period ending February 28, 2002 and was not renewed. In addition to an agreed to monetary fee (paid for approximately 68% in cash with the balance being paid in shares of Swissray common stock) the Company is obligated to issue Warrants (over a period of up to 5 years) to purchase up to 500,000 shares of Company common stock at various exercise prices equal to market price on date of grant. The specific number of Warrants to be issued will be determined based upon certain defined trading price goals being achieved and, accordingly, may be considered as a form of incentive compensation. To date 100,000 Warrants exercisable through March 15, 2006 (at the closing bid price on the March 15, 2001 date of issuance) have been issued and remain unexercised.

Subsequent Event

On July 12, 2002, the Company entered into a Securities Purchase Agreement with Kew Court, LLC (hereinafter "Kew Court") pursuant to which Kew Court agreed to purchase Convertible Promissory Notes (bearing interest at five (5%) percent per annum and convertible into shares of Company Common Stock at ninety (90%) percent of the average closing bid price for the Five (5) trading days immediately preceding conversion) The initial purchase is Two Hundred Fifty Thousand ($250,000) Dollars out of a total offering of not more than Three Million ($3,000,000) Dollars. The Company is required to register the shares of Company Common Stock issued pursuant to note conversion. The purchase of additional notes past the initial $250,000 is conditioned upon the Company (i) shipping a minimum number of radiography units during the previous month; (ii) achieving certain cost savings goals over the next two (2) quarters; and (iii) having an aggregate dollar trading volume in its common stock over certain defined periods.

In addition, on August 14, 2002 the Company entered into a separate Exchange Agreement with Kew Court LLC ("Kew Court") pursuant to which Kew Court agreed to exchange Convertible Series B Preferred Shares previously issued to it (and having a face value approximating Three Million Eight Hundred Thousand ($3,800,000) Dollars with Kew Court then having the right to convert such Series B Preferred Shares into Eighteen Million Seven Hundred Fifty Thousand (18,750,000) Company Common Shares). In return for cancellation of the Series B Preferred Kew Court is to receive Three Hundred Seventy (370) shares of the Company's Series C Convertible Preferred Stock (convertible into shares of Company Common Stock in accordance with the terms and conditions set forth in the Company's "Certificate of Designations of Rights and Preferences of the Series C Convertible Preferred Stock" which permits conversion until March 31, 2003, absent any change of control, at the greater of One ($1.00) Dollar and a defined variable conversion price with conversions subsequent to March 31, 2003 being at Ninety (90%) Percent of the average closing bid price for the 5 day period preceding conversion).

On August 14, 2002 the Company entered into a separate Exchange Agreement with its single largest shareholder, Hillcrest Avenue LLC (hereinafter "Hillcrest") pursuant to which Hillcrest agreed to exchange Fifty Million (50,000,000) shares of Company Common Stock owned by it for Two Thousand Eight Hundred and Thirty (2,830) shares of the Company's Series C Convertible Preferred Stock with conversion terms identical to those described above.

Hillcrest and Kew Court have identical registration rights for the shares of Company Common Stock issuable upon Series C Preferred Conversion in accordance with the terms and conditions of a Registration Rights Agreement.

The foregoing is intended solely as a summary of certain material terms and provisions contained in the above-referenced Agreements, and does not purport to summarize all pertinent and/or relevant additional information including various warranties and representations of the parties to such agreements, the various obligations assumed thereunder and their respective remedies in the event of any defaults.

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

Investment in the securities of the Company involves a high degree of risk. In evaluating an investment in the Company's Common Stock, Company stockholders and prospective investors should carefully consider the information contained in this Form 10-K for the fiscal year ended June 30, 2002 including, without limitation, Item 1 "Business" and Item 6 "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as information incorporated by reference from the Company's aforesaid Registration Statement.

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

The Company also leases office space in Elmsford, New York, Brno, Czech Republic, Wiesbaden, Germany and Bucharest, Romania.

Item 3.  Legal Proceedings

A. Dispute with J. Douglas Maxwell. On or about July 1, 1999 an action was commenced in the Supreme Court, State of New York, County of New York (Index No. 113099/99) entitled J. Douglas Maxwell ("Maxwell") against Swissray International, Inc. ("Swissray"), whereby Maxwell is seeking judgment in the sum of $380,000 based upon his interpretation of various terms and conditions contained in an Exchange Agreement between the parties dated July 22, 1996 and a subsequent Mutual Release and Settlement Agreement between the parties dated June 1, 1998. Swissray has denied the material allegations of Maxwell's complaint and has asserted three affirmative defenses and two separate counterclaims seeking dismissal of the complaint and rescission of the settlement agreement. It is Swissray's management's intention to contest this matter vigorously. An Order has been made on July 24, 2000 granting Maxwell partial summary judgment on portion of his claim for approximately $320,000 plus interest. Maxwell's application for judgment on the balance of his claim was dismissed, and thereafter (August 22, 2002) reversed on appeal by the Appellate Division of the State of New York.

B. Dispute with Elscint Ltd. In August 1998 the Company entered into a global distributorship agreement for its ddRMulti with Elscint Ltd. of Haifa to sell and service such product in 14 countries in Europe, Canada, South America and Africa. Soon thereafter almost all of the assets of Elscint Ltd. were sold to Picker International and GE Medical Systems respectively. Neither Picker International nor GE Medical Systems have executed or honored the distributorship agreement as of the date hereof and therefore the Company was unable to sell the anticipated 75 ddRMulti (partially anticipated to be sold through Elscint Ltd.) within the fiscal year 98/99 as originally planned. The Company instituted legal proceedings against Elscint Ltd. in March 2002 in The Supreme Court of New York, County of New York, Index No. 01144/02, alleging fraud, breach of contract, and other claims in connection with two distribution agreements executed in August of 1998. The suit alleges that Elscint breached agreements to distribute Swissray ddR technology internationally and for Swissray to distribute Elscint imaging equipment in Switzerland. The complaint alleges various improprieties in Elscint's negotiation tactics, its fraudulent concealment of the impending sale of its imaging business, and the inevitable breaches of the distribution agreements that followed the sale.

C. Commencement of a Patent Infringement suit in March 2000: Swissray filed (before the Tribunal de Grande Instance de Marseille) a patent infringement suit against a firm known as Apelem alleging that the French part of its European patent number EP 862 748 was infringed by virtue of the production/offer/sale of x-ray equipment by Apelem. Apelem filed its answer in January 2002 and the Company filed its reply in June 2002.

Item 4.           Submission Of Matters To A Vote Of Security Holders

The Company held its Annual Meeting of Stockholders for fiscal year ended June 30, 2001 on January 25, 2002 at its Elmsford, New York offices.

With proxies being received for approximately 94% of all shares entitled to vote, stockholders' elected each of the 5 nominees to the Company's Board of Directors by an overwhelming majority (approximately 99%) of all votes cast. Stockholders also approved the appointment of Feldman Sherb & Co., P.C. as independent auditors for fiscal year ended June 30, 2002 as well as the proposals (i) to increase authorized shares of Company common stock to 150,000,000; and (ii) to re-incorporate in Delaware.

The Company expects to hold its Annual Meeting of Stockholders for fiscal year ended June 30, 2002 in late 2002. Specific plans as to exact date, location and agenda have not yet been finalized but once a definitive time frame and agenda have been arrived at all stockholders of record, as of the chosen record date, shall be properly notified.

                                     PART II

Item 5.           Market For Registrant's Common Equity And Related Stockholder
                  Matters.

Market Information

The Registrant's common stock, $.01 par value (the "Common Stock") was listed on the Nasdaq SmallCap Market and traded under the symbol SRMI until October 26, 1998 delisting(1). Since January 1999 the Company's common stock has been trading on the Electronic Over-the-Counter Bulletin Board under the same symbol. The following table sets forth, for the periods indicated, the range of high and low bid prices on the dates indicated for the Registrant's securities indicated below for each full quarterly period within the three most recent fiscal years (if applicable) and any subsequent interim period for which financial statements are included and/or required to be included.

         Fiscal Year Ended June 30, 2000                 Quarterly Common Stock
                    By Quarter                                Price Ranges

Quarter             Date                             High               Low
-------             ----                             ----               ---
1st                 September 30, 1999              $ 4.062            $ 1.875
2nd                 December 31,  1999              $ 7.40625          $ 2.71875
3rd                 March 31, 2000                  $ 9.937            $ 3.375
4th                 June 30, 2000                   $ 4.05             $ 2.187

             Fiscal Year Ended June 30, 2001             Quarterly Common Stock
                       By Quarter                             Price Ranges(2)
Quarter             Date                             High               Low
-------             ----                             ----               ---
1st                 September 30, 2000              $ 2.81             $ 1.47
2nd                 December 31, 2000               $ 1.75             $ 0.30
3rd                 March 31, 2001                  $ 1.00             $ 0.36
4th                 June 30, 20001                  $ 1.03             $ 0.35

             Fiscal Year Ended June 30, 2002             Quarterly Common Stock
                       By Quarter                             Price Ranges

Quarter             Date                             High               Low
-------             ----                             ----               ---
1st                 September 30, 2001              $ 1.24             $  .40
2nd                 December 31, 2001               $   .82            $  .49
3rd                 March, 31, 2002                 $   .61            $  .40
4th                 June 30, 2002                   $   .47            $  .30

-------------------------
(1) The Registrant's Common Stock began trading on the Nasdaq SmallCap market on March 20, 1996 with an opening bid of $4.75. The following statement specifically refers to the Common Stock activity, if any, prior to March 20, 1996 and subsequent to October 26, 1998 NASDAQ delisting. The existence of limited or sporadic quotations should not of itself be deemed to constitute an "established public trading market." To the extent that limited trading in the Registrants's Common Stock took place, such transactions have been limited to the over-the-counter market. Until March 20, 1996 and since October 26, 1998, all prices indicated are as reported to the Registrant by broker-dealer(s) making a market in its common stock in the National Quotation Data Service ("pink sheets") and in the Electronic Over-the-Counter Bulletin Board. During such dates the Registrant's Common Stock was not traded or quoted on any automated quotation system other than as indicated herein. The over-the-counter market and other quotes indicated reflect inter-dealer prices without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

(2) On the date of NASDAQ's delisting (October 26, 1998) the common stock price was $.97 per share.

Holders

As of the close of business on October 1, 2002 there were 427 stockholders of record of the Registrant's Common Stock and 41,654,747 shares issued and outstanding after giving retroactive effect to information appearing on page 2 of this Form 10-K in footnote number 1.

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

Nasdaq Delisting

On October 26, 1998 Nasdaq determined to delist Company's securities from The Nasdaq Stock Market effective with the close of business October 26, 1998.The Nasdaq Listing and Hearing and Review Council ("Council") on its own motion on December 9, 1998 determined to review the Nasdaq Listing Qualifications Panel("Panel") delisting decision. The Company, on its own initiative also timely perfected its appeal. On April 1, 1999 the Council issued a decision hereby it reversed and remanded the decision of the Nasdaq Panel with certain instructions. The Panel, in a November 5, 1999 decision, opined that the Company failed to evidence compliance with all requirements for continued listing on the Nasdaq SmallCap Market and on June 1, 2000 the Council affirmed the decision of the Panel indicating that it agreed with the Panel's various conclusions. Thereafter and pursuant to NASD Rule 4850(a), the NASD Board of Governors declined to call this decision for review and the Company was so notified on July 28, 2000.

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

Item 6.  Selected Financial Data

                             Swissray International
                      SELECTED CONSOLIDATED FINANCIAL DATA
                     (in thousands, except per share data)

     The selected consolidated financial data presented below should be read in conjunction with "Management's Discussion Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes thereto included elsewhere in this document. The selected consolidated financial data as of and for the fiscal years ended June 30, 1998, June 30, 1999, June 30, 2000, June 30, 2001 and June 30, 2002 are derived from the consolidated financial statements of the Company.

                                                   Year Ended
                                                    June 30,
                                   ---------------------------------------------
                                     2002     2001      2000     1999*    1998
                                    ------   ------    ------   ------   -------
STATEMENT OF OPERATIONS DATA:
Net sales                           19,304   22,161    22,030   17,296   22,893
Cost of goods sold                  14,407   15,859    16,500   13,529   18,082
                                    ------   ------    ------   ------   -------
Gross profit                         4,897    6,302     5,530    3,767    4,811
Gross profit margin (%)                25%      28%       25%      22%      21%

Selling, general and administrative
expenses                            12,419   13,785    17,011   19,346   18,748
                                    ------   ------    ------   ------   -------
Operating loss                      (7,522)  (7,483)  (11,481) (15,579) (13,937)
Other expenses (income)              1,111      147      (190)     (40)     281
Interest expense                       689    1,723    10,347    5,639    8,590
                                    ------   ------    ------   ------   -------
Loss from continuing operations     (9,322)  (9,353)  (21,638) (21,178) (22,808)

Loss from continuing operations
per common share                     (0.14)   (0.17)    (1.14)   (3.24)   (8.48)

BALANCE SHEET DATA:
Total assets                         19,435  19,806    25,383   23,511   25,915
Long-term liabilities                    22      11    14,150   15,501    7,771

Common stock subject to put             320     320       320    1,820    1,820

   (1) On October 1, 1998 the Company declared a 1 for 10 reverse stock split. The financial statements for all periods present have been retroactively adjusted for the split.

       * Restated
                                       27

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

All References Herein To The "Registrant" Refer To Swissray International Inc. All References Herein To The "Company" Refer To Swissray International, Inc. And Its Subsidiaries.

General

Throughout fiscal year ended June 30, 2002 the Company took a number of important steps to strengthen its position in the field of radiology with specific emphasis upon its ddR line of products and additions thereto so as to expand its dedicated systems and so as to offer solutions to important aspects of digital radiography.

Market penetration of the Company's flag ship product, the ddR Systems, continued to increase as a result of the sales efforts of the Company's internal sales staff as well as the sales and distribution efforts of HMSA and Philips HCP, the Company's two principal distributors. Furthermore the Company has been able to sell its ddR Systems into new markets including Canada, Russia, Malaysia and Greece.

While initial market penetration resulted in the sale of 8 ddR Systems during fiscal year ended June 30, 1999, fiscal year ended June 30, 2000 saw substantial and significant further market penetration in that the Company contracted for the sale of 64 ddR Systems (29 of which were contracted for sale in the U.S. with the balance being contracted for sale outside the U.S., inclusive of 32 ddR Systems contracted for sale to the Government of Romania). Fiscal year ended June 30, 2001 saw further continued success with the Company having contracted for the sale of 66 additional ddR Systems (inclusive 30 systems sold to the Government of Romania, 10 Systems sold to DIANAssociates and 10 Systems sold to Israel). During Fiscal Year ended June 30, 2002 the Company contracted for 73 ddR Systems (52 were contracted for sale in the U.S., 2 in Canada and 19 in Europe and rest of world). The 73 ddR Systems contracted in Fiscal Year ended June 30, 2002 all have been sold in structured markets versus 16 units of the 66 Systems sold during Fiscal Year Ended June 30, 2001 and 32 units of the 64 Systems sold during Fiscal Year ended June 30, 2000.

With the introduction of several new performance enhancements for its direct digital Radiography ddR product line the Company has succeeded in further positioning itself with a high tech image and has entered the new millennium with a substantial list of potential ddR and informatics business opportunities. The new products are principally based upon the patented technology of the AddOn Bucky. See also Item 1 - "Business - New Products" for further information.

The Company's efforts were again recognized for the fourth consecutive year (by unaffiliated third parties) as evidenced by its having been chosen (in August of
2002) as one of the 50 fastest growing technology companies in the New York City/Westchester/Rockland County areas. This program was sponsored by Deloitte & Touche.

Ongoing efforts in the Company's research and development department have recently led to the Company being issued patents in both the U.S. and in Europe for the ddR detector, the AddOn Bucky. These patents relate to the optical arrangement and process for transmitting and converting primary X-ray images generated on a two dimensional primary image array. Furthermore, the patent for the mirror optics has been approved in the U.S. for the optical arrangement and method for electronically detecting an X-ray image while a similar patent has been approved in Europe in April 2001. For the aforesaid ddRCombi and ddRChest the Company was granted a design protection in Switzerland. Additional patent applications for the design protection for both Systems have been submitted in Sweden, Germany, Benelux, France, Canada and the U.S. and are currently pending approval.

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

The Company was also challenged within the changing financial market environment. Due to lack of liquidity the Company has not been able to deliver all of its backlog during fiscal year ended June 30, 2002 and also had to finance its backlog by giving away prepayment interest to its distributors of $452,046 which resulted in an impact of decreased gross margin of 2.71% for the twelve month period. Management of the Company hopes that its effort to attract new capital to strengthen its liquidity will have a positive result in the foreseeable future.

Management of the Company believes that its unique technology and vision for the future have set the stage for continued growth in the years to come and anticipate a continued increase in demand for the Company's ddR solutions, which belief is based upon results of clinical successes in the U.S. as well as in Europe.

Year Ended June 30, 2002 Compared To Year Ended June 30, 2001

Results Of Operations

Net sales amounted to $19,303,840 for the year ended June 30, 2002, compared to $22,161,014 for the year ended June 30, 2001 a decrease of $2,857,174 or 12.89%
from the year ended June 30, 2001. The 12.89% decrease in net sales was mainly due to the decrease in sales of ddR units by 11.34% or $2,164,537, ddR related information solutions decreasing by 89.78% or $699,533 and the decrease in conventional OEM-Business by 66.74% or 703,577. This decrease was slightly offset by a increase in conventional X-ray of 105.95% ($284,843) and service of 43.89% ($425,631).

The Company's overall sales and marketing strategy includes the use of a direct sales force, distribution agreements with other medical imaging companies, local distributors and OEM agreements. The decrease in sales of ddR units is due to the lower sell prices for sales through distribution agreements vs. direct sales (direct sales of 16 units during fiscal year ended June 30, 2002 vs. 57 units during fiscal year ended June 30, 2001) and the prepayment discount of $452,046 due to tight liquidity. The decrease in Information Solution is due to the Companies focus in the USA, the single largest market for the Company, to sell its ddR-products mainly through distribution agreements who are providing similar services to the End User whereas the decease in conventional OEM-Business is due to the Company's conscious effort of promoting sales of ddR-Systems with a corresponding decline of interest in sales of conventional x-ray and conventional OEM-Business.

The increase in conventional X-ray is due to executed conventional projects. The increase in service is going in line with an increase installed base of ddR units.

Gross profit decreased by $1,404,584 or 22.28% to $4.897.010 for the year ended June 30, 2002, from $6,301,594 for the year ended June 30, 2001. Gross profit as a percentage of net revenues decreased to 25.37% for the year ended June 30, 2002 from 28.44% for the year ended June 30, 2001. The decrease in gross profit as a percentage of net revenues is attributable to the prepayment interest which accounts for 2.71% itself and a fraction of higher units sales and a lower average selling price due to the concentration on strong ddR-distribution agreements.

Operating expenses decreased by $1,365,713 or 9.9% to $12,419,116 or 64.33% of net revenues, for the year ended June 30, 2002, from $13,784,828, or 66.2% of net revenues for the year ended June 30, 2001. The principal items were officers and directors compensation of $643,987 or 3.34% of net sales for the year ended June 30, 2002 compared to $618,038 or 2.8% of net sales for the year ended June 30, 2001, salaries (net of officers and directors compensation) of $3,439,919 or 17.82% of net sales for the year ended June 30, 2002 compared to $4,239,179 or 19.1% of net sales for the year ended June 30, 2001 and selling expenses of $3,155,340 or 16.35% of net sales for the year ended June 30, 2002 compared to $3,961,148 or 17.9% of net sales for the year ended June 30, 2001. Research and development expenses were $2,549,384 or 13.21% of net sales for the year ended June 30, 2002 compared to $2,305,165 or 10.4% of net sales for the year ended June 30, 2001. The slight increase is primarily due to the development of new performance enhancements for its direct digital Radiopgraphy ddR product line. General and administrative expenses decreased by $126,995 or 14.7% to $ 736,900 or 3.82% of net sales for the year ended June 30, 2002 from $863,895 or 3.9% of net sales for the year ended June 30, 2001. The decrease in selling and general administrative expenses is due to overall savings, primarily on professional fees and services. Other operating expenses decreased by $102,317 or 18.13% to $462,013 of net sales for the year ended June 30, 2002 from $564,330 or 2.6% of net sales for the year ended June 30, 2001. This decrease is due to the overall savings.

Interest expenses decreased to $688,457 for the year ended June 30, 2002 compared to $1,723,259 for the year ended June 30, 2001. This decrease is primarily due to the decrease in amortization of Debenture issuance cost and Conversion Benefit.

Financial Condition

June 30, 2002 compared to June 30, 2001

Total assets of the Company on June 30, 2002 decreased by $371,687 to $19,434,548 from $19,806,235 on June 30, 2001, primarily due to the decrease of other assets. Current assets increased by $2,074,948 to $10,832,608 on June 30, 2002 from $8,757,660 on June 30, 2001. The increase in current assets is attributable to the increase of cash and cash equivalents of $1,570,370, the increase of accounts receivable of $470,987, the increase in inventory of $76,156 and in prepaid expenses and sundry receivables of $42,566. Other assets decreased $2,205,950 to $2,424,872 on June 30, 2002 from $4,630,822 on June 30,
2001. The decrease is primarily attributable to the amortization of the licensing agreement, patents and trademark, software development cost and the change in accounting practice in respect to goodwill.

On June 30, 2002, the Company had total liabilities of $ 20,613,953 compared to $13,855,792 on June 30, 2001. On June 30, 2002, current liabilities were $20,591,756 compared to $13,845,281 on June 30, 2001. Working capital at June 30, 2002 was $(9,759,148) compared to $(5,087,621) at June 30, 2001. The increase in liabilities and the decrease in working capital was due to increased borrowings from a bank.

Cash Flow And Capital Expenditures Year Ended June 30, 2002 Compared To Year Ended June 30, 2001.

Cash used for operating activities for the years ended June 30, 2002, June 30, 2001 and June 30, 2000 was $3,029,353, $2,265,666 and $4,360,009 respectively.
Cash used for investing activities for years ended June 30, 2002, June 30, 2001 and June 30, 2000 was $1,232,737, $743,170, and $639,778 respectively. Cash flow from financing activities for years ended June 30, 2002, June 30, 2001 and June 30, 2000 was $ 6,663,397, $1,646,817and $6,215,558 respectively.

Liquidity

On November 27, 2001, the Company negotiated a revolving line of credit agreement with Credit Suisse for up to $3,000,000. Interest on the loan is 8.5% per annum and the loan is collateralized by certain accounts receivable. The Company is currently in default of certain financial covenant and has until November 1, 2002 to cure such deficiency.

The Company anticipates that its use of cash will remain substantial for the foreseeable future. In particular, management of the Company expects substantial expenditures in connection with the production of the planned increase of sales, the continuation of the strengthening and expansion of the Company's marketing organization and, to a lesser degree, ongoing research and development projects. The Company expects that funding for these expenditures will be dependent to a significant extent on additional debt or equity financing. There can be no assurance whether or not such financing will be available on terms satisfactory to management, if and when needed.

Reference is made to the Company's current report on Form 8-K filed November 12, 3003. As stated therein, the Company and its major shareholders have entered an advanced stage of negotiation for the acquisition by a U.S.-based private equity firm of a majority of the capital stock of the Company, pursuant to discussions begun under a non-binding letter of intent executed in October. The Company believes that the transaction may be completed as soon as the end of November and, if completed, would provide a substantial infusion of capital, sufficient to permit the Company to fund its day-to-day operations for the near future.

A transaction such as this would allow the Company to continue in operation and would preserve for the Company's common shareholders a residual interest, however modest, in the Company's equity value. But it is likely that the shareholders, who currently are subordinated in right of payment upon liquidation to $32,000,000 face amount of preferred shares, would as a result of the proposed transaction be subordinated to a much greater amount of preferred stock, and could not expect to recover any substantial value in the foreseeable future if at all.

The planned transaction will go far toward resolving the Company's liquidity problems, which have been approaching a critical stage. The Company's operations are not providing and have not provided in the past positive cash flow and, as it has indicated in its public announcements to date, the Company will need additional financing to survive. If the planned transaction, or an alternative new financing, is not secured within the coming weeks, the Company's would not be able to continue as a going concern.

June 30, 2001 compared to June 30, 2000

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

Backlog

Management estimates that as of the end of fiscal year ended June 30, 2001the Company had an order backlog of $8,013,600 which consisted of $1,882,400 in conventional X-ray equipment and services and $6,131,200 in digital (i,e., ddRMulti and information solutions) as compared to an order backlog of $8,800,000 which consisted of $2,080,000 in conventional X-ray equipment and $6,720,000 in ddRMulti as of the fiscal year ended June 30, 2000.

Order backlog as of October 4, 2002 amounted to $7,086,228 of which digital backlog accounted for $6,769,602.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. Upon adoption of FASB No. 142, the Company recorded a one-time, non-cash charge of approximately $1,120,000 to write off the carrying value of its goodwill. Such charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations.

In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. This statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not believe the adoption of this standard will have a material impact on the Company's financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. 1 This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of. The Company does not believe the adoption of these standards will have a material impact on the Company's financial statements.

In July 2002, the FASB issued Statement No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities." This Standard supercedes the accounting guidance provided by Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" (including "Certain Costs Incurred in a Restructuring"). SFAS No. 146 requires companies to recognize costs associated with exit activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating this Standard.

Item 7A.  Quantitative And Qualitative Disclosures About Market Risk

Not applicable.

Item 8.  Financial Statements And Supplementary Data

The following financial statements have been prepared in accordance with the requirements of Regulation S-X and supplementary financial information included herein, if any, has been prepared in accordance with Item 301 of Regulation S-K.

                         INDEX TO FINANCIAL STATEMENTS

                                                                     Page

Audited Financial Statements for Fiscal Years Ended
 June 30, 2002, 2001 and 2000

Independent Auditors' Report                                          F 1

Consolidated Balance Sheets at June 30, 2002 and 2001                 F 2-3

Consolidated Statements of Operations for the years ended
 June 30, 2002, 2001 and 2000                                         F 4

Consolidated Statements of Stockholders Equity for the years ended
 June 30, 2002, 2001 and 2000                                         F 5

Consolidated Statements of Cash Flows for the years ended
 June 30, 2002, 2001 and 2000                                         F 6-7

Notes to Consolidated Financial Statements                            F 8-24

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors
Swissray International, Inc.
New York, New York

         We have audited the accompanying consolidated balance sheets of Swissray International, Inc. and subsidiaries as of June 30, 2002 and 2001 and the related consolidated statements of operations, stockholders' deficit and cash flows for the fiscal years ended June 30, 2002, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Swissray International International, Inc. and subsidiaries as of June 30, 2002 and 2001 and the results of their operations and their cash flows for each of the three years then ended, in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred losses of $10,441,442, has a working capital deficiency of $9,759,149 and is currently in default on its revolving credit agreement at June 30, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are also described in
Note 1 to the financial statements. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.


                                                /s/Sherb & Co., LLP
                                                   ----------------
                                                   Certified Public Accountants

New York, New York
August 9, 2002
except for Noye 19(b)
which is as of
November 19, 2002

                                       F 1

                         SWISSRAY INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS


                                             June 30,           June 30,
                                              2002               2001
                                          --------------     -------------
CURRENT ASSETS
Cash and cash equivalents                  $ 3,158,861        $ 1,588,490
Accounts receivable, net of allowance
 for doubtful accounts of $ 151,887
 and $ 134,700                               2,575,372          2,104,385
Inventories                                  4,354,516          4,278,360
Prepaid expenses and sundry receivables        743,859            786,425
                                          --------------     -------------
Total Current Assets                        10,832,608          8,757,660
                                          --------------     -------------
PROPERTY AND EQUIPMENT, at cost,
net of accumulated depreciation
of $ 1,746,858 and $ 1,705,622               6,177,068          6,417,753
                                          --------------     -------------

OTHER ASSETS
Loan receivable affiliiates                       -               963,249
Licensing agreement, net of
accumulated amortization of $ 3,352,439
and $ 2,855,781                              1,614,136          2,110,794
Patents and trademarks, net of
accumulated amortization of $ 194,884
and $ 167,548                                  118,445            145,782
Software develompent costs, net of
accumulated amortization of $ 163,523
and $ 436,674                                  638,991            161,099
Security deposits                               53,300             33,546
Goodwill, net of accumulated amortization
of $ 716,923 in 2001                              -             1,216,352
                                          -------------      -------------
TOTAL OTHER ASSETS                           2,424,873          4,630,822
                                          -------------      -------------
Total Assets                              $ 19,434,549       $ 19,806,235
                                          =============      =============


    The accompanying notes are an integral part of these financial statements

                                       F 2

                           SWISSRAY INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                             June 30,           June 30,
                                              2002               2001
                                          --------------     -------------
CURRENT LIABILITIES
Current maturities of long-term debt      $     10,511       $     40,495
Notes payable - banks                        8,630,637          2,262,481
Notes payable - short-term                        -             3,045,226
Loan payable                                   134,260            110,634
Accounts payable                             7,610,211          4,995,528
Accrued expenses                             1,768,977          1,885,586
Customer deposits                            2,437,160          1,505,333
                                          -------------      -------------
TOTAL CURRENT LIABILITIES                   20,591,757         13,845,283
                                          -------------      -------------
LONG-TERM DEBT, less current maturities         22,197             10,511
                                          -------------      -------------
COMMON STOCK SUBJECT TO PUT                    319,985            319,985
                                          -------------      -------------
STOCKHOLDERS' DEFICIT
Convertible preferred shares - Series B      3,791,100               -
Common stock                                   909,549            843,809
Additional paid-in capital                 114,941,328        112,088,028
Treasury stock                              (2,040,000)        (2,040,000)
Deferred compensation                             -               (16,291)
Accumulated deficit                       (116,616,243)      (103,590,902)
Accumulated other comprehensive loss        (2,165,139)        (1,334,203)
Common stock subject to put                   (319,985)          (319,985)
                                          -------------      -------------
TOTAL STOCKHOLDERS' DEFICIT                 (1,499,390)         5,630,456
                                          -------------      -------------
TOTAL LIABILITIES AND STOCKHOLDERS'
 DEFICIT                                  $ 19,434,549       $ 19,806,235
                                          =============      =============

    The accompanying notes are an integral part of these financial statements

                                       F 3

                           SWISSRAY INTERNATIONAL INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                      Year Ended
                                                       June 30,
                                      ------------------------------------------
                                         2002            2001             2000
                                      -------------  ------------  -------------
NET SALES                             $ 19,303,840   $22,161,014    $22,030,124
COST OF SALES                           14,406,830    15,859,420     16,499,996
                                      -------------  ------------  -------------
GROSS PROFIT                             4,897,010     6,301,594      5,530,128
                                      -------------  ------------  -------------
OPERATING EXPENSES
Officers and directors compensation        643,987       618,038      2,831,662
Salaries                                 3,439,919     4,239,179      3,762,009
Selling                                  3,155,340     3,961,148      4,352,016
Research and development                 2,549,384     2,305,165      1,914,065
General and administrative                 736,900       863,895      1,816,828
Other operating expenses                   462,012       564,330        883,835
Bad debts                                    2,092      (104,813)        93,570
Depreciation and amortization            1,429,481     1,337,887      1,357,112
                                       ------------  ------------  -------------
TOTAL OPERATING EXPENSES                12,419,116    13,784,829     17,011,097
                                       ------------  ------------  -------------
LOSS BEFORE OTHER INCOME (EXPENSES)     (7,522,106)   (7,483,235)   (11,480,969)

Other income (expenses)                 (1,111,193)     (146,415)       190,316
Interest expense                          (688,457)   (1,723,259)   (10,347,427)
                                       ------------  ------------  -------------
OTHER (EXPENSES)                        (1,799,650)   (1,869,674)   (10,157,111)
                                       ------------  ------------  -------------
LOSS BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                     (9,321,755)   (9,352,909)   (21,638,080)

Cummulative effect of change in
accounting principle                    (1,119,686)         -              -
                                       ------------  ------------  -------------
NET LOSS                               (10,441,442)   (9,352,909)   (21,638,080)

Imputed Preferred Stock Dividend        (2,583,900)     (107,450)          -
                                       ------------  ------------  -------------
Loss available to common
shareholders                          $(13,025,342) $ (9,460,359) $ (21,638,080)
                                       ============  ============  =============
BASIC AND DILUTED LOSS PER COMMON
SHARE
Loss from operations                  $      (0.14) $      (0.17) $       (1.14)
Cumulative effect of accounting
change                                       (0.01)         0.00           0.00
                                       ------------  ------------  -------------
NET LOSS                              $      (0.15) $      (0.17) $       (1.15)
                                       ============  ============  =============
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                      84,289,621    57,100,074     18,927,303
                                       ============  ============  =============


    The accompanying notes are an integral part of these financial statements

                                       F 4

                          SWISSRAY INTERNATIONAL, INC.
                 CONSOLITATED STATEMENT OF STOCKHOLDERS' DEFICIT
                    YEARS ENDED JUNE 30, 2002, 2001 and 2000



                                          Conv. Preferred Stock    Common Stock       Additional
                                          --------------------- --------------------   Paid-in       Treasury    Deferred
                                          Shares   Amount      Shares      Amount      Capital        Stock    Compensation
                                          ---------------------------------------------------------------------------------
BALANCE - JUNE 30, 1999                      -    $ -        14,006,239   $  140,062 $ 69,028,013  $  (540,000)$(1,282,500)

COMPREHENSIVE LOSS:
     Net loss                                -      -            -             -           -                -           -
     Foreign currency translation
     gain net of taxes $ -0-                 -      -            -             -           -                -

     TOTAL COMPREHENSIVE LOSS                -      -            -             -           -                -           -

Issuance of common stock for cash            -      -         6,269,700       62,697    9,781,276           -           -
Stock options exercised for cash             -      -         1,125,500       11,255    2,124,894           -           -
Issuance of common stock in lieu
of interest payment                          -    165,400         1,654      277,946       -
Issuance of common stock "Settelment"        -      -           150,000        1,500      673,500           -
Amortization of shares issued
for services                                 -      -            -             -           -                -    1,282,500
Shares issued to officers/employees
for services                                 -      -         1,157,065       11,571    2,798,365           -           -
Shares issued for services                   -      -           526,000        5,260    1,325,941                 (998,399)
Purchase of 33,333 shares subject
to put                                       -      -            -             -           -        (1,500,000)         -
Beneficial conversion feature of
convertible debentures                              -            -             -        1,131,061           -           -
Interest expense on option value
per black scholes                            -      -            -             -        1,066,536           -           -
                                          --------------------------------------------------------------------------------
BALANCE - JUNE 30, 2000                      -      -        23,399,904      233,999   88,207,532   (2,040,000)   (998,399)

COMPREHENSIVE LOSS:
     Net loss                                -      -            -             -           -               -           -
     Foreign currency translation
     gain net of taxes $ -0-                 -      -            -             -           -               -

     TOTAL COMPREHENSIVE LOSS                -      -            -             -           -               -           -

Issuance of convertible preferred
shares "Penalty"                         7,000   7,000,000       -             -           -               -           -
Conversion of convertible preferred
into common                             (7,000) (7,000,000)  21,515,035      215,150    6,784,850
Conversion of convertible
debentures, notes payable
 and accrued interest into common            -      -        39,289,293      392,893   16,913,288           -           -
Stock options exercised for cash             -      -           150,000        1,500      148,500           -           -
Amortization of shares issued for
services                                     -      -            -             -           -                -      998,399
Shares issued for services                   -      -            26,700          267       59,733
Cost related to refinancing                  -      -            -             -         (175,000)          -           -
Imputed preferred stock dividend             -      -            -             -          107,450
Interest expense on option value per
black scholes                                -      -            -             -           41,675           -      (16,291)
                                          --------------------------------------------------------------------------------
BALANCE - JUNE 30, 2001                      -      -        84,380,932      843,809  112,088,028   (2,040,000)    (16,291)

COMPREHENSIVE LOSS:
     Net loss                                -      -            -             -            -               -           -
     Foreign currency translation
     gain net of taxes-$ -0-                 -      -            -             -            -               -

     TOTAL COMPREHENSIVE LOSS                -      -            -             -            -               -           -

Issuance of convertible preferred shares   3,791  3,791,100      -             -            -               -           -
Issuance of common stock for cash            -      -           200,000        2,000       58,000           -           -
Stock options exercised for cash             -      -           666,000        6,660      268,480           -           -
Cancellation of common stock "Settelment"    -      -          (526,000)      (5,260)       5,260           -           -
Amortization of shares issued for services   -      -            -             -            -               -       16,291
Imputed preferred stock dividend             -      -            -             -        2,583,900           -           -
Issusance of anti-dilution
shares - Hillcrest                           -      -         6,234,029       62,340      (62,340)          -           -
                                          --------------------------------------------------------------------------------
BALANCE - JUNE 30, 2002                    3,791 $3,791,100  90,954,961   $  909,549 $114,941,328  $(2,040,000)  $      -
                                          ================================================================================

                       The accompanying notes are an integral part of these financial statements
                                                          F 5

                          SWISSRAY INTERNATIONAL, INC.
                 CONSOLITATED STATEMENT OF STOCKHOLDERS' DEFICIT
                    YEARS ENDED JUNE 30, 2002, 2001 and 2000

                                                           Other
                                           Accumulated  Comprehensive  Common Stock
                                             Deficit        Loss       Subject to    Total
                                                                          Put
                                          ---------------------------------------------------
BALANCE - JUNE 30, 1999                   $ (72,492,463)$ (1,787,735)$(1,819,985) $(8,754,608)

COMPREHENSIVE LOSS:
     Net loss                               (21,638,080)        -            -    (21,638,080)
     Foreign currency translation
     gain net of taxes $ -0-                       -         514,115                  514,115
                                                                                --------------
     TOTAL COMPREHENSIVE LOSS                                                     (21,123,965)
                                                                                --------------
Issuance of common stock for cash                  -            -            -      9,843,973
Stock options exercised for cash                   -            -            -      2,136,149
Issuance of common stock in lieu
of interest payment                                -            -            -        279,600
Issuance of common stock "Settelment"              -            -            -        675,000
Amortization of shares issued for services         -            -            -      1,282,500
Shares issued to officers/employees
for services                                       -            -            -      2,809,936
Shares issued for services                         -            -            -        332,802
Purchase of 33,333 shares subject to
put 1,500,000                                      -            -      1,500,000        -
Beneficial conversion feature of
convertible debentures                             -            -            -      1,131,061
Interest expense on option value
per black scholes                                  -            -            -      1,066,536
                                          ----------------------------------------------------
BALANCE - JUNE 30, 2000                     (94,130,543)  (1,273,620)   (319,985) (10,321,016)

COMPREHENSIVE LOSS:
     Net loss                                (9,352,909)        -            -     (9,352,909)
     Foreign currency translation
     gain net of taxes $ -0-                       -         (60,583)        -        (60,583)
                                                                                -------------
     TOTAL COMPREHENSIVE LOSS                      -            -            -     (9,413,492)
                                                                                -------------
                                                   -            -            -      7,000,000
Issuance of convertible preferred
shares "Penalty"                                   -            -            -          -
Conversion of convertible preferred
into common
Conversion of convertible debentures,
notes payable and accrued interest
into common                                        -            -            -     17,306,181
Stock options exercised for cash                   -            -            -        150,000
Amortization of shares issued for
services                                           -            -            -        998,399
Shares issued for services                                                             60,000
Cost related to refinancing                        -            -            -       (175,000)
Imputed preferred stock dividend               (107,450)        -            -           -
Interest expense on option value
per black scholes                                  -            -            -         25,384
                                          ---------------------------------------------------
BALANCE - JUNE 30, 2001                    (103,590,902)  (1,334,203)   (319,985)   5,630,456

COMPREHENSIVE LOSS:
     Net loss                               (10,441,441)        -            -   (10,441,441)
     Foreign currency translation
     gain net of taxes $ -0-                       -        (830,936)        -      (830,936)
                                                                                -------------
     TOTAL COMPREHENSIVE LOSS                                                    (11,272,377)
                                                                                -------------
Issuance of convertible preferred shares           -            -            -     3,791,100
Issuance of common stock for cash                  -            -            -        60,000
Stock options exercised for cash                   -            -            -       275,140
Cancellation of common stock
"Settelment"                                       -            -            -          -
Amortization of shares issued
for services                                       -            -            -        16,291
Imputed preferred stock dividend             (2,583,900)        -            -          -
Issusance of anti-dilution shares -
Hillcrest                                          -            -            -          -
                                          ---------------------------------------------------
BALANCE - JUNE 30, 2002                   $(116,616,243  $(2,165,139)  $(319,985)$(1,499,390)
                                          ===================================================

    The accompanying notes are an integral part of these financial statements
                                       F 5

                           SWISSRAY INTERNATIONAL INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Year Ended
                                                         June 30,
                                        ----------------------------------------
                                              2002         2001           2000
                                        ----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITES
Net loss                                $(10,441,441) $(9,352,909) $(21,638,080)
Adjustment to reconcile net loss to net
  cash used by operating activities
  Depreciation and amortization            1,596,438    1,440,710     1,438,719
  Provision for bad debts                     17,187      (36,183)      (49,110)
  Provision for non-operating loans          963,249      400,386          -
  Effect of change of accouning
   principle                               1,119,686         -             -
  Operating expenses through issuance
   of stock options and common stock to
   be issued                                    -          78,765     2,809,936
  Issuance of common stock in lieu of
   interest payments                            -       1,453,017       279,600
  Interest expense on debt issuance cost
   and conversion benefit                       -            -        1,131,061
  Interest expense on promissory note
   converted into preferred shares           372,600         -             -
  Interest expense on option value per
   black scholes                                -            -        1,066,536
  Settelment expense paid through issuance
   of common stock                              -            -          675,000
  Amortization of deferred compensation       16,291    1,005,109     1,615,302

  (Increase) decrease in operating assets:
  Accounts receivable                       (488,174)   1,086,811      (687,410)
  Inventories                                (76,156)     358,792     2,695,249
  Prepaid expenses and sundry receivables 42,566 455,742 (445,363) Increase (decrease) in operating liabilities:
  Accounts payable                         2,614,683      655,495    (1,082,288)
  Accrued expenses                           301,891     (431,210)    7,723,732
  Restructuring                                 -        (100,000)     (400,000)
  Customers deposits                         931,827      719,719       507,107
                                        ----------------------------------------
NET CASH USED BY OPERATING ACTIVITIES     (3,029,353)  (2,265,756)   (4,360,009)
                                        ----------------------------------------
CASH FLOW FROM INVESTING ACTIVITIES
  Acquisition of property and equipment     (487,051)    (740,922)     (633,419)
  Other intangibles                         (725,932)      (5,575)      (13,469)
  Security deposits                          (19,754)       3,327        (8,838)
  Increase in loan receivable                   -            -           15,948
                                        ----------------------------------------
NET CASH USED BY INVESTING ACTIVITIES     (1,232,737)    (743,170)     (639,778)
                                        ----------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short-term borrowings      6,368,156      378,410      (459,767)
  Proceeds related to debentures                -            -       (1,238,558)
  Principal payment of short-term
   borrowings                                (51,585)        -             -
  Principal payment of long-term
   borrowings                                 11,686      (72,591)     (111,993)
  Decrease (increase)  in restricted
   cash                                         -       1,385,600    (1,385,600)
  Note receivable - short-term                  -            -         (300,000)
  Loan receivable affiliates                    -        (194,602)     (768,647)
  Issuance of common stock for cash           60,000         -        9,843,974
  Issuance of stock options for cash         275,140      150,000     2,136,149
  Purchase of treasury stock                    -            -       (1,500,000)
                                        ----------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES      6,663,397    1,646,817     6,215,558
                                        ----------------------------------------
EFFECT OF EXCHANGE RATE ON CASH             (830,936)     (60,584)      514,115
                                        ----------------------------------------
NET INCREASE (DECREASE) IN CASH            1,570,371   (1,422,693)    1,729,886
CASH AND CASH EQUIVALENT - beginning
of year                                    1,588,490    3,011,183     1,281,297
                                        ----------------------------------------
CASH AND CASH EQUIVALENTS - end of year  $ 3,158,861  $ 1,588,490   $ 3,011,183
                                        ========================================

    The accompanying notes are an integral part of these financial statements
                                       F 6

                           SWISSRAY INTERNATIONAL INC.


                                                       Year Ended
                                                        June 30,
                                        ----------------------------------------
                                              2002         2001           2000
                                        ----------------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest                 $ 370,561    $ 164,223     $ 154,157

    Shares issued in lieu of notes
     and interest payments                 3,791,100    1,294,200       279,600

    Beneficial conversion feature
       recorded as additional
       paid-in capital                          -            -        1,131,061

    Convertible debentures converted
       to common stock                          -      14,067,294     1,238,558





    The accompanying notes are an integral part of these financial statements
                                       F 7

  SWISSRAY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2002, 2001 AND 2000

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

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced losses of $10,441,442, has a working capital deficit of $9,759,149 and is currently in default on its revolving credit agreement. There is substantial doubt that it will be able to continue as a going concern without additional funding. Management intends to continue to seek additional financing to fund its operations, although there can be no assurances that any such financing will be available. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

REVENUE RECOGNITION

The Company follows the guidelines of SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements". Revenues from direct sales of products to end-users are recorded when the products are shipped, installed, collection of the purchase price is probable and the Company has no significant further obligations to the customer. Revenues from direct sales of products to distributors are recorded when the products are shipped, collection of the purchase price is probable and the Company has no significant further obligations to the


                                       F 8
customer. Costs of remaining insignificant Company obligations, if any, are accrued as costs of revenue at the time of revenue recognition.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standard No. 107 "Disclosures about Fair Value of Financial Instruments" (SFAS 107) requires the disclosure of fair value information about financial instruments whether or not recognized on the balance sheet, for which it is practicable to estimate the value. Where quoted market prices are not readily available, fair values are based on quoted market prices of comparable instruments. The carrying amount of cash and equivalents, accounts receivable, inventories, prepaid expenses and sundry receivables, current maturities of long-term debt, notes payable - banks, loan payable, accounts payable, accrued expenses and customer deposits approximates fair value because of the short maturity of those instruments.

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




                                      F 9

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

ADVERTISING AND PROMOTION

Advertising and promotion costs are expensed as incurred and included in "Selling" expenses. Advertising and promotion expense for the years ended June 30, 2002, 2001 and 2000 were $ 1,866,674, $ 3,034,235 and $ 2,601,410, respectively.

RESEARCH AND DEVELOPMENT

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



                                      F 10

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. Upon adoption of FASB No. 142, the Company recorded a one-time, non-cash charge of approximately $1,120,000 to write off the carrying value of its goodwill. Such charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations.

In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. This statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived

                                      F 11
assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not believe the adoption of this standard will have a material impact on the Company's financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. 1 This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of. The Company does not believe the adoption of these standards will have a material impact on the Company's financial statements.

In July 2002, the FASB issued Statement No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities." This Standard supercedes the accounting guidance provided by Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" (including "Certain Costs Incurred in a Restructuring"). SFAS No. 146 requires companies to recognize costs associated with exit activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating this Standard.


NOTE 2 - INVENTORIES

Inventories are summarized by major classification as follows:




                                                  June 30,
                                      -----------------------------------------
                                             2002                   2001
                                      ------------------    -------------------
  Raw materials, parts and supplies   $        3,643,866    $         2,750,510
  Work in process                                394,479                749,938
  Finished goods                                 316,171                777,912
                                       ------------------   -------------------

                                      $        4,354,516    $         4,278,360
                                       ==================   ===================

NOTE 3  - PREPAID EXPENSES AND SUNDRY RECEIVABLES

Prepaid expenses and sundry receivables consist of the following:

                                                      June 30,
                                       ----------------------------------------
                                              2002                  2001
                                       -------------------    -----------------
 Prepaid expenses and advance payments $           354,362    $         402,686
 Prepaid and refundable taxes                      383,806              378,882
 Employee loans                                      5,691                9,857
                                       -------------------    -----------------
                                       $           743,859    $         786,425
                                       ===================    =================




                                      F 12

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                          June 30,
                                 Estimated    ------------------------------
                                Useful Lives
                                  (years)        2002          2001
                               ------------   -----------    -------------
Land                                 -        $   785,792   $    785,792
Building                            30          5,080,087      5,030,096
Equipment                            5          1,614,226      1,670,267
Office furniture and equipment     3-5            275,593        473,421
Leasehold Improvements              10            168,228        163,799
                                             -------------   ------------
                                                7,923,926      8,123,375
Less: Accumulated depreciation                  1,746,858      1,705,622
                                             -------------   ------------
                                             $  6,177,068    $ 6,417,753
                                             =============   ============

Depreciation and amortization expense, for property and equipment, for the years ended June 30, 2002, 2001 and 2000 were $668,604 , $623,641 and $615,873 respectively.

NOTE 5 - INTANGIBLE ASSETS

Identifiable intangible assets at June 30, 2002 and 2001 consisted of the following

                                                        June 30,
                                 Estimated       ---------------------------
                                Useful Lives        2002             2001
                                  (Years)
                                ------------      -----------    ------------
  Excess of cost over fair          10            $     -        $  1,933,275
  value of net assets acquired
  (a)
  Licensing (b)                     10              4,966,575       4,966,575
  Software development cost          5                802,514         597,773
  Patents and Trademarks            10                313,330         313,330
                                                   -----------    ------------
                                                    6,082,419       7,810,953
      Less: Accumulated amortization                3,710,847       4,176,926
                                                   -----------    ------------
                                                  $ 2,371,572     $ 3,634,027
                                                   ===========     ============

Amortization expense, for intangible assets, for the years ended June 30, 2002, 2001 and 2000 were $ 927,834, $ 817,069 and $ 822,876, respectively. Estimated amortization expense over the next five years is as follows: 2003-$652,000, 2004-$652,000, 2005-$625,000, 2006-$625,000, 2007-$600,000.




                                      F 13

The following table provides pro forma disclosure of net earnings and earnings per common share for the years ended June 30, 2001 and June 2000, as if goodwill had not been amortized.

                                            June 30, 2001        June 30, 2000
                                            -------------        -------------
  Net loss                                     $9,352,909         $21,638,080
  Amortization, net of tax (1)                    193,328             193,328
                                            -------------        -------------
  Adjusted net earnings                         9,159,581          21,444,752

  Basic and diluted loss per share             $   (0.17)         $    (1.14)
  Amortization, net of tax (1)                      0.00                0.01
                                            -------------        -------------
  Adjusted basic and diluted loss per share    $   (0.17)         $    (1.13)
                                            =============        =============

(a) Upon adoption of FASB No. 142 (see Note 1), the Company recorded a one-time, non-cash charge of approximately $1,120,000 to write off the carrying value of its goodwill. Such charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations.

(b) The Company entered into a licensing agreement in June of 1995 with an unaffiliated individual. The agreement is for an exclusive field-of-use license within the United States and Canada to use the proprietary information, including the patent rights, for certain technology regarding the integration of computer technology with diagnostic x-ray and radiology medical equipment through digital imaging systems. The total cost of the license was $4,966,575. This agreement is for an indefinite term or until all of the proprietary information becomes public knowledge and the patent rights expire.

NOTE 6 - NOTES PAYABLE - BANKS

The Company has negotiated an agreement with Migros Bank for up to $1,343,800 for the issuance of guarantees and letters of credit, both with a commission of 15% per $1,000,000, quarterly while outstanding. There were $1,259,445 in outstanding guarantees as of June 30, 2002. The Company also negotiated a fixed line of credit for up to $2,217,270 with an agreed repayment of $67,190 per 180 days. All lines of credit are based on the Exchange rate in effect on June 30, 2002.

On November 27, 2001, the Company negotiated a revolving line of credit agreement with Credit Suisse for up to $3,000,000. Interest on the loan is 8.5% per annum and the loan is collateralized by certain accounts receivable. The Company is currently in default of certain financial covenant and has until November 1, 2002 to cure such deficiency.


Notes payable are summarized as follows:




                                      F 14

                                                               June 30,
                                                      2001              2000
                                                  ---------------  -------------
Migros  Bank,  on demand with six week notice,
with  interest as of June 30, 2002 and 2001
at 4% and 4.75% per annum, collateralized by
land and building                                 $    2,217,270   $  1,950,900

Migros Bank,  on demand with interest at 4.75%.
Cash balances on deposit at June 30, 2002 was $45.       113,993         43,614

Credit Suisse, on demand, collateralized by
certain accounts receivable, with interest at
8.5% per annum. Cash balance at Credit Suisse was
$3,033,530 at June 30, 2002.                          6,274,964             -

Other                                                    24,410         267,967
                                                  ---------------  -------------
                                                  $   8,630,637    $  2,262,481
                                                  ===============  =============

NOTE 7 - LOAN PAYABLE

The Company has negotiated a 4% demand loan from a private foundation fund. The loan balance payable at June 30, 2002 and 2001 was $ 134,260 and $ 110,634 respectively.

NOTE 8 - CONVERTIBLE DEBENTURES

Through December 29, 2000, the Company converted all outstanding convertible debentures and notes payable into 39,289,293 restrictive shares of Company common stock thereby extinguishing those convertible debentures, and promissory notes previously outstanding.

NOTE 9 - NOTES PAYABLE - SHORT-TERM

                                                        June 30,
                                          ------------------------------------
                                                  2002            2001
                                            ------------      -----------
Promissory note                             $     -           $    45,226

Promissory note, dated December 29,
2000 with interest payable
at 2.025% per month due December 29, 2001.        -             3,000,000
                                            ------------      -----------
                                            $     -           $ 3,045,226
                                            ============      ============

On December 29, 2000 the Company borrowed $3,000,000 from Kew Court LLC ("Kew Court") in accordance with a promissory note bearing interest at the rate of 2.025% per month and due and payable on or before December 29, 2001. The promissory note and related security

                                      F 15
agreement were collateralized by the Company's inventory and accounts receivable and further provided (amongst other matters) that in the event of default the principal sum due on the note shall bear interest (commencing December 29, 2001) at the rate of 5% per 30 calendar day period as liquidated damages. Shortly prior to the December 29, 2001 due date on the promissory note (and with no portion of the principal or interest thereon having been paid) the Company entered into negotiations with Kew Court in an effort to resolve this matter through means other than cash repayment. Such negotiations concluded with Kew Court agreeing to cancel the aforesaid indebtedness evidenced by the promissory note inclusive of all interest due thereunder and further agreed to release the security interests which served as collateral thereunder in exchange for the Company issuing to Kew Court convertible preferred shares having a face value approximating $3,800,000 with the right to convert same into 18,750,000 restrictive shares of Company common stock. The convertible preferred shares do not bear any interest nor does the Company have any obligation to file a Registration Statement to register either the convertible preferred shares or the underlying shares of Company common stock heretofore referred to. The Company has the right to repurchase the aforesaid underlying shares of common stock through September 30, 2002 at an agreed upon price of $0.80 per share.

NOTE 10 - LONG-TERM DEBT

Long-term debt consists of the following:

                                        June 30,
                              2002                      2001
                       -------------------       --------------------
Note payable - Other     $       10,511            $        50,518

Capitalized leases               22,197                        488
                       -------------------       --------------------
                                 32,708                     51,006
Less: Current portion           (10,511)                   (40,495)
                       -------------------       --------------------
                         $       22,197            $        10,511
                       ===================       ====================

The aggregate long-term debt principal payments are as follows:

                Year Ending June 30,
                        2003                        $ 10,511
                        2004                          22,197


NOTE 11- SHAREHOLDERS' EQUITY

Authorized Shares

On March 12, 1997, the Company amended its certificate of incorporation to change the number of authorized common shares from 15,000,000 to 30,000,000 of $.01 par value common shares. On December 26, 1997, the Company amended its certificate of incorporation to change the


                                      F 16
number of authorized common shares from 30,000,000 to 50,000,000 of $.01 par value common shares. On July 20, 2000, the Company amended its certificate of incorporation to change the number of authorized common shares from 50,000,000 to 100,000,000 of $.01 par value common shares.

Preferred Stock

In July 1999, the Company amended its Certificate of Incorporation to authorize the issuance of 1,000,000 shares of preferred stock, $.01 par value per share.

Prior to the December 29, 2001 due date on a promissory note (see Note 9), the Company entered into negotiations with Kew Court. Such negotiations concluded with Kew Court agreeing to cancel the aforesaid indebtedness evidenced by the promissory note inclusive of all interest due thereunder and further agreed to release the security interests which served as collateral thereunder in exchange for the Company issuing to Kew Court convertible preferred shares having a face value approximating $3,800,000 with the right to convert same into 18,750,000 restrictive shares of Company common stock. The convertible preferred shares do not bear any interest nor does the Company have any obligation to file a Registration Statement to register either the convertible preferred shares or the underlying shares of Company common stock heretofore referred to. The Company has the right to repurchase the aforesaid underlying shares of common stock through September 30, 2002 at an agreed upon price of $0.80 per share. Michael - we need to discuss Imputed Dividend.

Stock Option

The Stock Option Plans ("Plans") provide for the grant of options to officers, directors, employees, consultants, attorneys and advisors to the Company. Options may be either incentive stock options or non-qualified stock options, except that only employees may be granted incentive stock options. Options vest at the discretion of the Board of Directors. All options granted in the plans vest immediately. The maximum term of an option is ten years. The remaining options available for grant under the plans were 3,060,556 at June 30, 2002. In Fiscal 2002 and 2001, had compensation cost for the Stock Option Plans been determined based on the fair value at the grant dates for awards under the Stock Option Plans, except for grants to consultants for which compensation expense has been recognized consistent with the method of SFAS No. 123, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                                 Fiscal 2002                  Fiscal 2001
                         ----------------------------- -------------------------
                                As             Pro            As          Pro
                             Reported         Forma        Reported      Forma
                         ---------------- ------------ --------------- ---------
Net loss (in thousands)   $10,441           $10,441        $9,353        $9,679
Basic and diluted net
loss per share              $0.14             $0.14         $0.17         $0.17

The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing method with the following weighted average assumptions used for grants in 2002

                                      F 17
and 2001; dividend yield 0%, expected volatility 50%, risk-free interest rate 5.7%and 7%, expected lives in years-1 year.

The weighted average fair value of stock options granted during the year ended June 30, 2002 and 2001 was $.46 and $ .35, respectively.

A summary of the status of the Stock Option Plans at June 30, 2002, 2001 and 2000 and the changes during the years then ended is presented below:



                                         2002                           2001                            2000
                            ------------------------------- ------------------------------ --------------------------------
                                                Weighted                       Weighted                         Weighted
                               Shares           Average        Shares           Average        Shares           Average
                             Underlying         Exercise     Underlying        Exercise      Underlying         Exercise
                               Options           Price         Options           Price        Options            Price
                            --------------    ------------- --------------    ------------ ---------------    -------------
Outstanding
at beginning of year            4,493,500  $          1.52      2,051,000  $         4.60         194,500  $         23.40

Granted                           363,944              .46      2,649,000             .35       2,987,000             2.36

Cancelled/Expired               (227,250)             5.43      (201,500)           18.47            -                 -

Exercised                       (665,944)              .41        -                -          (1,130,500)             1.93
                            --------------    ------------- --------------    ------------ ---------------    -------------
Outstanding
At end of year                  3,964,250  $          1.38     4,493,500  $          1.52      2,051,000  $           4.60
                            ==============    ============= ==============    ============ ===============    =============
Exercisable at end of year      3,964,250  $          1.38     4,493,500  $          1.52      2,051,000  $           4.60
                            ==============    ============= ==============    ============ ===============    =============



The following table summarizes information about stock options under the Stock Option Plans at June 30, 2002

                                   Options Outstanding and Exercisable
                         -------------------------------------------------------
                                           Weighted Average     Weighted Average
                               Number         Remaining        -----------------
 Range of Exercise Pr        Outstanding   Contractual Life      Exercise Price
----------------------   ----------------  ----------------   ------------------
    $.35 - $.37             2,165,250            1.2                $0.352
    $2.625 - $2.625         1,799,000             .3                $2.625
                         ----------------
                            3,964,250
                         ================


Stock Warrants

The following table summarizes information about stock warrants at June 30, 2002:

                                      F 18

                                    Options Outstanding and Exercisable
                       ---------------------------------------------------------
       Range of              Number            Remaining       Average Exercise
   Exercise Price          Outstanding      Contractual Life        Price
 -------------------   -------------------  ----------------    ----------------
    $.438 - $9.38            387,500           1.00-3.75            $.85


NOTE 12 - DEFINED CONTRIBUTION PLANS

The Swiss and German Subsidiaries, mandated by government regulations, are required to contribute approximately five (5%) percent of all eligible, as defined, employees' salaries into a government pension plan. The subsidiaries also contribute approximately five (5%) percent of eligible employee salaries into a private pension plan. Total contributions charged to operations for the years ended June 30, 2002, 2001 and 2000, were $682,236 $654,837 and $475,176, respectively.

NOTE 13 - INCOME TAXES

Deferred income tax assets as of June 30, 2002 of $27,000,000 result of net operating losses, have been fully offset by valuation allowances. The valuation allowances have been established equal to the full amounts of the deferred tax assets, as the Company is not assured that it is more likely than not that these benefits will be realized.

Reconciliation between the statutory United States corporate income tax rate (34%) and the effective income tax rates based on continuing operations is as follows:



                                            Year Ended June 30,
                                ------------------------------------------------
                                     2002              2001           2000
                                -------------    --------------   --------------
Statutory federal income
tax (benefit)                   $ (3,500,000)    $  (3,200,000)   $  (7,400,000)
Foreign income tax (benefit)
in excess of domestic rate           300,000           400,000           77,000
Benefit not recognized on
operating loss                     3,000,000         2,300,000        4,973,000
Permanent and other differences      200,000           500,000        2,350,000
                                -------------    --------------   --------------
                                $       -        $        -       $        -
                                =============    ==============   ==============


Net operating loss carryforwards at June 30, 2002 were approximately as follows:



United States (expiring through June 30, 2017)          $       45,000,000

Switzerland (expiring through June 30, 2012)                    45,000,000
                                                        ------------------
                                                        $       90,000,000
                                                        ==================



                                      F 19

These carryforwards are subject to limitations on annual utilization because there are "equity structure shifts" or "owner shifts" involving 5% stockholders (as these are defined in Section 382 of the Internal Revenue Code), which have resulted in a more than 50% change in ownership.

NOTE 14 -OTHER INCOME (LOSS)

During the year ended June 30, 2002, the Company wrote of a receivable from an affiliate of approximately $1.1 million.

NOTE 15 -  SIGNIFICANT CUSTOMER AND CONCENTRATION OF CREDIT RISK

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

During the years ended June 30, 2002, 2001 and 2000 there were sales to customers that exceeded 10% of net consolidated sales. Sales to these customers were: 2002 customer D $ 6,890,485 (36.7%) and customer E $5,801,663 (30.1%),
2001 customer B, $ 3,031,000 (14%) customer C $ 7,200,000 (32%), 2000 customer
A, $8,180,866 (23%),and customer B $ 10,825,000 (49%).  The company operates in a single industry segment, providing x-ray medical equipment.

The Company derives all of its revenues from its subsidiaries located in the United States, Switzerland and Germany. Sales by geographic areas for the years ended June 30, 2002, 2001 and 2000 were as follows:

                         2002               2001             2000
                    ---------------    --------------- ------------------
 United States       $  16,614,430     $ 10,043,047     $  6,561,669
 Switzerland             1,766,971       11,802,827       15,164,707
 Germany                   844,168          312,072          303,748
 Other export sales         78,271            3,068             -
                    ---------------    ---------------- ------------------
                     $  19,303,840     $ 22,161,014     $ 22,030,124
                    ===============    ================ ==================

The following summarizes identifiable assets by geographic area:

                          2002                       2001
                   -------------------        -------------------
 United States       $   3,895,136               $     6,918,589
 Switzerland            15,212,368                    12,316,508
 Germany                   212,671                       203,605
 Romania                   114,336                       102,646
 Venezuela                      38                       264,887
                   -------------------        -------------------
                     $  19,434,549               $    19,806,235
                   ===================        ===================


                                      F 20

The following summarizes operating losses before provision for income tax:

                      2002            2001             2000
                -------------   ----------------  -------------------
 United States  $ (2,336,119)    $  (2,995,063)   $    (16,801,696)
 Switzerland      (7,914,719)       (5,600,280)        (4,277,240)
 Germany             397,471           (46,190)          (409,272)
 Romania            (347,813)         (391,719)              -
 Venezuela          (240,262)         (319,657)              -
                -------------   ----------------   -------------------
                $(10,441,442)    $  21,638,080)    $  (20,177,901)
                =============   ================   ===================


NOTE 16 - COMMITMENTS

The Company leases various facilities under operating lease agreements expiring through September 2003. The facilities lease agreements provide for a base monthly payment of $22,285 per month. Rent expense for the years ended June 30, 2002, 2001 and 2000 was $ 413,762, $ 245,165 and $ 361,757 respectively. Future minimum annual lease payments, based on the exchange rate in effect on June 30, 2002 under all lease agreements are as follows: 2003 $ 337,998, 2004 $ 252,714, 2005 $ 252,714, 2006 $ 264,695, thereafter $0.

The Company has employment agreements with three of its executives. Minimum compensation under these agreements are as follows:

                       Year Ended
                      June 30, 2003           $          646,129
                      June 30, 2004                      646,129
                      June 30, 2005                      493,543
                      June 30, 2006                      182,738
                                                 ----------------
                                              $        1,968,539
                                                 ================

NOTE 17-VALUATION AND QUALIFYING ACCOUNTS

                                    Balance at   Additions             Balance
                                    Beginning   Charged to             at End
                                     of Year     Expenses  Deductions  of Year
                                    ---------  ----------  ---------- ----------
Allowance for doubtful accounts:
   Year ended June 30, 2002         $ 134,700  $  17,187  $    -0-   $ 151,887
   Year ended June 30, 2001         $ 170,883  $ 102,755  $ 138,938  $ 134,700
   Year ended June 30, 2000         $ 219,993  $  93,570  $ 142,680  $ 170,883

                                      F 21

NOTE 18-INTERIM FINANCIAL INFORMATION

The Company's unaudited quarterly financial data for the last two fiscal years is as follows:

                                          Sep-31          Dec-02          Mar-02           Jun-02
                                           2001            2001            2002             2002
                                         ----------      ----------     ----------        ----------
 Net Sales                              $ 4,168,325     $ 4,033,523     $ 6,341,307      $ 4,760,685
 Cost of Sales                          $ 2,977,315     $ 3,144,746     $ 4,580,212      $ 3,704,557
 Operating expenses                     $ 2,932,280     $ 4,615,824     $ 2,581,185      $ 2,289,827
 Operating Income (Loss)                $(1,741,270)    $(3,727,047)     $ (820,090)     $(1,233,699)

 Cummulative effect of change
in accounting principle                        -               -               -         $(1,119,686)

 Net Income (Loss)                      $(1,662,264)    $(4,010,153)     $ (925,048)     $(3,843,977)

 Income (Loss) available to
common sharesholders                    $(1,662,264)    $(6,594,053)     $ (925,048)     $(3,843,977)

 Basic and Diluted Loss per
 Common Share
 Loss from operations                   $ (0.02)        $ (0.08)        $ (0.01)         $ (0.03)
 Cumulative effect of accounting
 change                                     -               -               -              (0.01)
                                         ----------      ----------     ----------        ----------
 Net Loss                               $ (0.02)        $ (0.08)        $ (0.01)         $ (0.04)

                                          Sep-31          Dec-02          Mar-02           Jun-02
                                           2000            2000            2001             2002
                                         ----------      ----------     ----------        ----------
 Net Sales                              $ 4,928,825     $ 4,711,929     $ 4,737,664      $ 7,782,596
 Cost of Sales                          $ 3,738,514     $ 3,537,091     $ 3,159,808      $ 5,424,007
 Operating expenses                     $ 3,182,703     $ 3,944,794     $ 3,005,058      $ 3,652,274
 Operating Income (Loss)                $(1,992,392)    $(2,769,956)    $(1,427,202)     $(1,293,685)

 Cummulative effect of change
 in accounting principle

 Net Income (Loss)                      $(3,060,699)    $(2,949,337)    $(1,680,208)     $(1,662,665)

 Income (Loss) available to
commone sharesholders                  $(3,168,149)    $(6,594,053)    $(1,680,208)     $(1,662,665)

 Basic and Diluted Loss
 per Common Share
 Loss from operations                     $ (0.12)        $ (0.09)        $ (0.02)         $ (0.02)
 Cumulative effect of accounting
 change
 Net Loss                                 $ (0.12)        $ (0.09)        $ (0.02)         $ (0.02)



NOTE 19-SUBSEQUENT EVENTS

(a) On July 12, 2002, the Company entered into a Securities Purchase Agreement with Kew Court, LLC (hereinafter "Kew Court") pursuant to which Kew Court agreed to purchase Convertible Promissory Notes (bearing interest at five (5%) percent per annum and convertible into shares of Company Common Stock at ninety (90%) percent of the average closing bid price for the Five (5) trading days immediately preceding conversion) The initial purchase is Two Hundred Fifty Thousand ($250,000) Dollars out of a total offering of not more than Three Million ($3,000,000) Dollars. The Company is required to register the shares of Company Common Stock issued pursuant to note conversion. The purchase of additional notes past the initial $250,000 is conditioned upon the Company (i) shipping a minimum number of radiography units during the previous month; (ii) achieving certain cost savings goals over the next two (2) quarters; and (iii) having an aggregate dollar trading volume in its common stock over certain defined periods.

                                      F 22

In addition, on August 14, 2002 the Company entered into a separate Exchange Agreement with Kew Court LLC ("Kew Court") pursuant to which Kew Court agreed to exchange Convertible Series B Preferred Shares previously issued to it (and having a face value approximating Three Million Eight Hundred Thousand ($3,800,000) Dollars with Kew Court then having the right to convert such Series B Preferred Shares into Eighteen Million Seven Hundred Fifty Thousand (18,750,000) Company Common Shares). In return for cancellation of the Series B Preferred Kew Court is to receive Three Hundred Seventy (370) shares of the Company's Series C Convertible Preferred Stock (convertible into shares of Company Common Stock in accordance with the terms and conditions set forth in the Company's "Certificate of Designations of Rights and Preferences of the Series C Convertible Preferred Stock" which permits conversion until March 31, 2003, absent any change of control, at the greater of One ($1.00) Dollar and a defined variable conversion price with conversions subsequent to March 31, 2003 being at Ninety (90%) Percent of the average closing bid price for the 5 day period preceding conversion).

On August 14, 2002 the Company entered into a separate Exchange Agreement with its single largest shareholder, Hillcrest Avenue LLC (hereinafter "Hillcrest") pursuant to which Hillcrest agreed to exchange Fifty Million (50,000,000) shares of Company Common Stock owned by it for Two Thousand Eight Hundred and Thirty (2,830) shares of the Company's Series C Convertible Preferred Stock with conversion terms identical to those described above.

Hillcrest and Kew Court have identical registration rights for the shares of Company Common Stock issuable upon Series C Preferred Conversion in accordance with the terms and conditions of a Registration Rights Agreement.

The foregoing is intended solely as a summary of certain material terms and provisions contained in the above-referenced Agreements, and does not purport to summarize all pertinent and/or relevant additional information including various warranties and representations of the parties to such agreements, the various obligations assumed thereunder and their respective remedies in the event of any defaults.

(b) On November 15, 2002, the Company entered into a Securities Purchase Agreement, providing for the issue and sale by the Company to SWR Investments, LLC, a Delaware limited liability company, of 12,000 shares of newly designated Series E Convertible Participating Preferred Stock, for a purchase price of $12,000,000. The purchaser has the option to purchase up to an additional 28,000 shares of newly-designated Series F Preferred Stock, for a price of $1,000 per share, at any time until December 1, 2007. The Series E Preferred Stock and the Series F Preferred Stock are senior in right of payment upon liquidation to all other equity securities of the Company and bear a dividend, which if not paid in cash is compounded quarterly, equal to 10% per annum of the liquidation value of $1,000 per share. Upon a liquidation or upon certain extraordinary transactions that are deemed liquidations, each share of the Series E Preferred Stock is entitled to receive a liquidation preference, pari passu with the Series I Preferred Stock but before any payment is made in respect of any other equity security of the Company, equal to the sum of the liquidation value of $1,000 per share and an additional preferential payment equal to 1 1/2 times the liquidation value if the payment is made prior to the first anniversary of the issuance of such share, two times the liquidation value if the payment is made after the first and prior to the second anniversary of issuance, and 2 1/2 times the liquidation value if the payment is made on or after the second anniversary of the initial issuance (in each case subject to the pari passu claim of the Series D Preferred Stock, the Series F Preferred Stock and certain management employees of the Company in respect of shares of the preferred stock of the Company to be held by them). Each share of the Series E Preferred Stock is convertible at the option of the holder into a unit consisting of a share of Series F Preferred Stock and a number of shares of Common Stock such that the aggregate of all shares of Common Stock into which all the Series E Preferred Stock is issuable equals 57 1/2% of the fully diluted Common Stock as of the initial issuance of the Series E Preferred Stock. Whenever any matter is put to the holders of the Common Stock for their vote, the holders of the Series E Preferred Stock have the right to vote together with the holders of the Common Stock in a single class, the holder of each such share having a number of votes equal to the number of shares of Common Stock into which such share is then convertible.

The Series F Preferred Stock has the same terms as the Series E Preferred Stock as to seniority, the liquidation preferences and the dividend. The holdersof such Series have no voting rights (except as required by law)and no conversion right and, accordingly, do not have the common equity component of the Series E Preferred Stock.


                                      F 23

The Securities Purchase Agreement provides that concurrently with the closing of the issuance and sale of the Series E Preferred Stock, pursuant to an Exchange Agreement with the existing holders of the Company's Series C Preferred Stock, such holders will surrender their shares of the Common Stock, all of their shares of the Series C Preferred Stock, promissory notes of the Company with an aggregate principal amount of $750,000 and a claim for reimbursement of expenses in the amount of approximately $175,000. In exchange, such holders will receive 7,000 shares of newly designated Series D Preferred Stock and shares of newly designated Series H Preferred Stock. The Series D Preferred Stock is pari passu with the Series G Preferred Stock and the Series I Preferred Stock and junior in right of payment to the Series E Preferred Stock and the Series F Preferred Stock, and senior to the Common Stock, and bears a dividend, which if not paid in cash is compounded quarterly, equal to 10% per annum of the liquidation value of $1,000 per share, for an aggregate liquidation preference of $7,000,000. The Series D Preferred Stock has no regular voting right and is not convertible. The Series D Preferred Stock is redeemable at any time at the option of the Company for a redemption price equal to the liquidation value of $1,000 per share plus accrued and unpaid dividends.

The Series H Preferred Stock ranks on a parity with the Common Stock and is entitled to no dividend except it's pro rata share of any dividend paid on the Common Stock. Each share of the Series H Preferred Stock is convertible at any time by the holders into a number of shares of the Common Stock such that the conversion of all the shares of Series H Preferred Stock would result in the holders thereof holding approximately 88% of the shares of Common Stock not held by WR Investments, LLC and affiliates, provided that the Company has at the time sufficient authorized but unissued shares of the Common Stock to carry out such conversion. Whenever any matter is put to the holders of the Common Stock for their vote, the holders of the Series H Preferred Stock have the right to vote together with the holders of the Common Stock in a single class, the holder of each such share having a number of votes equal to the number of shares of Common Stock into which such shares is then convertible.

The Company is working diligently toward fulfilling the conditions to closing the transactions described herein, and while there can be no assurance that an early closing will occur, the Company expects the consummation of the transactions described herein to occur prior to the end of November, 2002.


                                      F 24

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Matters

Feldman Sherb & Co., P.C., a professional corporation of certified public accountants ("Feldman") was the independent accounting firm for Swissray International, Inc., a Delaware corporation (the "Company"), for the fiscal years ended June 30, 2001 and 2000 and the ten month ten day period ended
May 10, 2002. The report of Feldman on the 2001 and 2000 consolidated financial statements of Registrant contained no adverse opinion, disclaimer of opinion or modification of the opinion.

            Feldman was merged into Grassi & Co., CPA's, P.C., ("Grassi") and the principal accountants who had been responsible for the Company's audit during the years ended December 31, 2001 and 2000 left and started their own firm called Sherb & Co., LLP ("Sherb"). As a result, on May 11, 2002, the Company dismissed Grassi and selected Sherb to serve as independent public accountants for the fiscal year 2002.

            During the two most recent fiscal years and through May 10, 2002, Registrant has not consulted with Sherb regarding the application of accounting principles to a specific or contemplated transaction. Neither the Company nor anyone on its behalf consulted with Sherb regarding the type of audit opinion that might be rendered on the Company's financial statements or any matter that was the subject of a disagreement or event as defined at Item 304(a)(2) of Regulation S-X.

            The decision to change accountants was recommended and approved by the board of directors of the Company. During the period from July 1, 1999 to October 21, 2002, there were no disagreements with Feldman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Feldman, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on the Company's financial statements as described on Item 304(a)(1)(iv)(A). In addition, there were no such events as described under Item 304(a)(1)(iv)(B) of Regulation S-X during such periods.

                                    PART III


Item 10. Directors And Executive Officers Of The Registrant


Set forth below is certain information concerning each current director and executive officer of the Registrant, including age, position(s) with the Registrant, present principal occupation and business experience during the past five years.

     Name                     Age           Position(s) Held

Ruedi G. Laupper               52     Chairman of the Board of Directors,
                                      President and Chief Executive Officer

Josef Laupper                  57     Secretary, Treasurer and Director

Ueli Laupper                   32     Vice President and Director

Dr. Erwin Zimmerli             55     Director and Member of the Independent
                                      Audit Committee

Dr. Sc. Dov Maor               55     Director and Member of the Independent
                                      Audit Committee

Michael Laupper                29     Chief Financial Officer

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

Key Personnel

In April 2002, Swissray employed Mr. Andreas Gisler, 39, lic. Oec. HSG as a General Manager and Chief Executive Officer of Swissray Medical AG. Mr. Gisler is an internationally experienced Manager from the fields of company organization, financing and controlling. In his most recent position he was a vice president at Grapha-Holding AG and was the head of the controlling of a company active world-wide with over 4000 employees.

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

Item 11. Executive Compensation

Employment Agreements

Ruedi G. Laupper entered into a five-year employment agreement with Swissray Management AG, a wholly owned subsidiary of the Registrant, on December 18, 1997, which agreement provided for automatic renewal for another five years unless terminated by either party no later than December 31, 2001. Such agreement also provided for: (i) an annual salary of 299,000 Swiss francs (or $194,121); (ii) an annual bonus of 12,000 Swiss francs (or $8,377); and (iii) a performance based bonus, based on the audited consolidated financial statements of the Company as of the end of the fiscal year. The bonus was calculated at 25% of EBIT (earnings before interest and taxes) payable in stock of Swissray

International, Inc. valued at the average of the closing prices during the five business days following the filing of the 10-K. In addition, the agreement entitles Mr. Laupper to a car allowance, five weeks of vacation, $698 per month for expenses and a "Bel Etage" insurance which provides certain pension benefits not mandated by Swiss law. If such employment agreement is terminated for reasons beyond the employee's control, Ruedi Laupper will receive 2 million Swiss francs (or $1,396,258 at June 30, 2000) including any bonus. The Registrant guarantees the obligation of Swissray Management AG in the event of a default.

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

The following table indicates certain significant summarized current information as relates to those officers and/or directors who have Special Employment Agreements with the Company.

                                     Expiration         Annual      Other
                    Date of            Date of           Base       Compen
        Name        Contract          Contract          Salary(1)   sation  Car
        ----      --------------      --------         ---------    ------  ---

Ruedi G. Laupper  April 5, 2001     March 31, 2006      $225,671    $11,877  X

Josef Laupper     April 5, 2001     March 31, 2005      $ 98,978    $ 7,918  X

Ueli Laupper      August 15, 2000   June 30, 2004       $104,000    $19,500  X

Michael Laupper   November 1, 2000  October 31, 2004    $110,858    $ 7,918  X

-------------------
     (1) Dollar amounts are based upon Exchange Rate of 0.6091

Summary Compensation Table

The following Summary Compensation Table sets forth certain information for the years ended June 30, 2000, 2001and 2002 concerning the cash and non-cash compensation earned by or awarded to the Chief Executive Officer of the Registrant and the three other most highly compensated executive officers of the Registrant as of June 30, 2002 (the "Named Executive Officers").

                                   Annual Compensation 1                                         Long - Term Compensation
                                   ----------------------                                        ------------------------
                                        Fiscal                                 Other Annual       Stock        All Other
     Name and Principal Position          Year        Salary       Bonus       Compensation      Options     Compensation
     ---------------------------          ----        ------       -----       ------------      -------     ------------
Ruedi G. Laupper                        2002       $213,188          --      $  15,000                          ------
President                               2001       $228,109          --      $  15,000         45,220 5         ------
Chief Executive Officer,                2000       $200,878                  $695,625  2/3/6   181,250 4        ------
Chairman of the Board of Directors

Josef Laupper                           2002       $106,897          --      $  12,000                          ------
Secretary, Treasurer                    2001       $102,693          --      $  12,000         12,920 5         ------
                                        2000       $109,468                  $383,250 2/3/6    200,000 4        ------

Ueli Laupper                            2002       $124,052          --      $  10,000                          46,848
Vice President International Sales      2001       $120,401          --      $  10,000         32,300 5         ------
                                        2000       $114,494                  $628,750 2/3/6    218,750 4        ------

Michael Laupper                         2002       $118,779          --         ---                             ------
Chief Financial Officer                 2001       $113,991          --         ---            32,300 5         ------
                                        2000       $ 80,600                  $371,250 3/5/6    125,000 4        ------


1 Excludes 3,060,556 stock options the Board of Directors has resolved to grant during the fiscal year beginning July 1, 2002 to the named executive officers (among others) at exercise prices equal to 50% of the market price calculated in accordance with the relevant stock option plan at the date of grant, in respect of services to be rendered by such executive officers during such period.
2 Fees for service on the Board of Directors
3 Includes 275,000, 150,000 250,000 and 150,000 shares of common stock issued to Ruedi G. Laupper, Josef Laupper, Ueli Laupper and Michael Laupper respectively, all of which shares were valued at $2.475 per share.
4 See "Stock Option Grants in Fiscal Year Ended June 20, 2000
5 See "Stock Option Grants in Fiscal Year Ended June 20, 2001
6 The shares issued to Ruedi G. Laupper, Josef Laupper and Michael Laupper were subsequently cancelled subsequent to October 1, 2002. See Item 13 herein.

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

Stock Options Granted In Fiscal Year Ended June 30, 2000

With respect to the named Executive Officers there were no granting of stock options under either the Company's 1996, 1997. 1999 or 2000 Stock Option Plans (the "Plans") during fiscal year ended June 30, 2000 excepting for options granted (October 27, 1999 when the bid price was $2.625) from the 1999 Plan as follows: Ruedi G. Laupper, Josef Laupper, Ueli Laupper and Michael Laupper 181,250,200,000, 218,750 and 125,000 options respectively. All of such options are exercisable at $2.625 per share for a period of three years.

Aggregated Option Exercises In Fiscal Year Ended June 30, 1999 And Year-End Option Values1

                            Number of Securities      Value of Unexercised
                           Underlying Unexercised     In-The-Money Options
                                   Options             At Fiscal Year End
                             At Fiscal Year End             (Dollars)
                                  (Number)

                                Exercisable/              Exercisable/
     Name                      Unexercisable             Unexercisable
Ruedi G. Laupper                 12,000/0 (3)            $1.79/0
Josef Laupper 4                     0/0                      0/0
Ueli Laupper 4                      0/0                      0/0
Herbert Laubscher 4                 0/0                      0/0
Ulrich R. Ernst 4/5                 0/0                      0/0

         1 No options were exercised by a Named Executive Officer during the fiscal year ended June 30, 1997, 1998 and 1999.
         2 Options are in-the-money if the fair market value of the underlying securities exceeds the exercise price of the option.
         3 Includes 12,000 options which are owned indirectly by Mr. Laupper through SR Medical Equipment Ltd., a corporation which is wholly owned by Mr. Laupper.
         4 These individuals own no stock options of the Registrant.
         5 Mr. Ernst was Chairman of the Board of Directors from May 1995 until March 18, 1997.

Stock Options Granted In Fiscal Year Ended June 30, 2000

     Name              Options Granted a  Exercised b   Balance
----------------       -----------------   --------     ----------
Ruedi G. Laupper             181,250        25,000      156,250
Josef Laupper                200,000        25,000      175,000
Ueli Laupper                 218,750        25,000      193,750
Michael Laupper              125,000             0      125,000
Erwin Zimmerli                93,750             0       93,750
Dov Maor                      31,250             0       31,250
                             -------        ------     ---------
         Totals              850,000        75,000      775,000
                             =======        ======     =========
Stock Options Granted In Fiscal Year Ended June 30, 2001

     Name              Options Granted c  Exercised d   Balance
----------------       -----------------   --------     ----------
Ruedi G. Laupper             350,000             0      350,000
Josef Laupper                100,000       100,000            0
Ueli Laupper                 250,000             0      250,000
Michael Laupper              250,000             0      250,000
Erwin Zimmerli                30,000        30,000            0
Dov Maor                      20,000             0       20,000
                           ---------      --------     --------
         Totals            1,000,000       130,000      870,000
                           =========      ========     =========
-------------------------
         a   All granted on October 27, 1999.
         b   All exercised on January 19, 2000.
         c   All options granted on December 27, 2000 and are exercisable at
             $0.35 per share for a period of 2-1/2 years from date of grant.
         d   Exercised in July 2001, i.e., after close of June 30, 2001 fiscal year.

Stock Options Granted In Fiscal Year Ended June 30, 2002

There were no stock options granted to named executive officers during fiscal year ended June 30, 2002.

On May 30, 2002 acting as administrator of the 2000 and 2001 Non-Statutory Stock Option Plans, the Board of Directors resolved to grant an aggregate of 3,060,556 to the Registrant's officers and directors, in respect of services to be rendered by them during the fiscal year beginning July 1, 2002. The options are to be granted during the fiscal year at a time to be determined by the Board of Directors, but not later than the last day of the fiscal year, at exercise prices equal to 50% of the market price of the common stock calculated in accordance with the stock option plans. See also footnote number 1 to Item 11 entitled Summary Compensation Table.

Stock Option Plans

Pursuant to February 1999 Board of Directors approval and subsequent July 23, 1999 stockholder approval, the Registrant adopted its 1999 Non Statutory Stock Option Plan, whereby it reserved for issuance up to 3,000,000 shares of its common stock. Thereafter in August 1999 the Registrant filed a Registration Statement on Form S-8 (File No. 0-26972) so as to register those shares of common stock underlying the aforesaid options. As of December 27, 2000, all of these options had been granted.

Pursuant to October 1999 Board of Directors approval and subsequent July 12, 2000 stockholder approval, the Registrant adopted its 2000 Non Statutory Stock Option Plan, whereby it reserved for issuance up to 4,000,000 shares of its common stock. Thereafter in August 2000 the Registrant filed a Registration Statement on Form S-8 (File No. 0-26972) so as to register those shares of common stock underlying the aforesaid options. As of August 15, 2001, all 2,934,444 options had been granted.

Pursuant to September 2000 Board of Directors approval and subsequent November 30, 2000 stockholder approval, Swissray adopted its 2001 Non-Statutory Stock Option Plan, whereby it reserved for issuance up to 2,000,000 shares of its common stock. Thereafter in January 29, 2001 the Company filed a Registration Statement on Form S-8 (File No. 0-26972) so as to register those shares of common stock underlying the options. As of October 1, 2002, none of these options have been granted.

Retirement and Long-Term Incentive Plans

The Swiss and German Subsidiaries, mandated by government regulations, are required to contribute approximately five (5%) percent of eligible, as defined, employees' salaries into a government pension plan. The subsidiaries also contribute approximately five (5%) percent of eligible employee salaries into a private pension plan. Total contributions charged to operations for the years ended June 30, 2002, 2001 and 2000, were $1,114,294 $654,837 and $475,176 respectively.

Director Compensation

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

The Company did not issue any shares of its Common Stock to any of its officers during fiscal year ended June 30, 1999 excepting for the issuance of 2,000,000 restrictive shares to Ruedi G. Laupper in exchange for and in consideration of cancellation of certain bonus provisions contained in employment contract. See
Item 11 - "Employment Agreements". With respect to shares of common stock issued to officers and directors during fiscal years ended June 30, 2000, 2001 and 2002. See Item 13.

Item 12.  Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth certain information regarding beneficial ownership of the Common Stock as of October 1, 2002 (except where otherwise noted) with respect to: (i) each person known by the Registrant to be the beneficial owner of more than five percent of the outstanding shares of Common Stock, (ii) each director of the Registrant; (iii) the Registrant's executive officers and (d) all officers and directors of the Registrant as a group. Except as indicated in the footnotes to the table, of the outstanding shares of Common Stock, (b) each director of the Registrant, (c) the Registrant's executive officers; and (iv) all officers and directors of the Registrant as a group. Except as indicated in the footnotes to the table, all of such shares of Common Stock are owned with sole voting and investment power. The title of class of all securities indicated below is Common Stock with $.0001 par value per share. See also footnote number 1 on page 2 of this Form 10-K

                                              Number of Shares     Percentage of
                                               Beneficially        Beneficially
                                               Owned                 Shares
      Name and Address of Beneficial Owner         1/10             Owned 1/10
      ------------------------------------         ----            -------------
Ruedi G. Laupper 2                              3,016,074              7.15%
c/o Swissray International, Inc.
Turbistrasse 25-27
CH 6280 Hochdorf
Switzerland
Josef Laupper 3                                   275,000                 *%
c/o Swissray International, Inc.
Turbistrasse 25-27
CH 6280 Hochdorf
Switzerland
Erwin Zimmerli 4                                  118,750                 *%
c/o Swissray International, Inc.
Turbistrasse 25-27
CH 6280 Hochdorf
Switzerland
Ueli Laupper 5                                  1,368,750              3.25%

c/o Swissray International, Inc.
100 Grasslands Road
Elmsford, New York 10523
Dov Maor 6                                         51,250                 *%
c/o Swissray International, Inc.
Turbistrasse 25-27
CH 6280 Hochdorf
Switzerland
Michael Laupper 7                                 400,000                 *%

c/o Swissray International, Inc.
Turbistrasse 25-27
CH 6280 Hochdorf
Switzerland
Hillcrest Avenue LLC                            8,676,376             20.83%
c/o Citco Trustees (Cayman) Limited
Corporate Centre
Windward One
West Bay Road
P.O. Box 31106 SMB
Grand Cayman, Cayman Islands
Liviakis Financial Communications, Inc. 8       2,597,400              6.24%
495 Miller Avenue, 3rd Fl.
Mill Valley, CA   94941
All directors and officers as                   5,229,824             12.07%
 a group (six persons)

         * Represents less than 1% of the 41,654,747 shares outstanding as of October 1, 2002.

         1 Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of the Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised.

         2 Includes (i) 37,500 shares owned indirectly by Ruedi G. Laupper through SR Medical Equipment Ltd., a corporation which is wholly owned by him; (ii) 460,324 shares owned indirectly by Ruedi G. Laupper through Tomlinson Holding Inc., a corporation which is wholly owned by him, (iii) 12,000 shares which may be acquired upon exercise of immediately exercisable options, which options are owned indirectly by Ruedi G. Laupper through SR Medical Equipment Ltd., a corporation which is wholly owned by him and (iv) an additional 156,250 shares which may be acquired upon exercise of balance of immediately exercisable options issued in October 1999 as well as (v) an additional 350,000 options issued December 27, 2000.

         3 Includes 175,000 shares which may be acquired upon exercise of balance of immediately exercisable options issued in October 1999.

         4 Includes 93,750 shares which may be acquired upon exercise of balance of immediately exercisable options.

         5 Includes 193,750 shares which may be acquired upon exercise of balance of immediately exercisable options issued in October 1999 as well as an additional 250,000 options issued December 27, 2000.

         6 Includes 31,250 shares which may be acquired upon exercise of immediately exercisable options issued in October 1999 as well as an additional 20,000 options issued December 27, 2000.

         7 Includes 125,000 shares which may be acquired upon exercise of balance of immediately exercisable options issued in October 1999 as well as an additional 250,000 options issued December 27, 2000.

         8 Includes 526,000 shares which are to be cancelled as per written agreement, but remain outstanding. 9 Includes 1,657,000 shares issuable upon option exercise. 10 The number of shares, and the calculation of the total number of shares beneficially owned for purposes of determining the percentages, excludes 3,060,556 stock options the Board of Directors has resolved to grant during the fiscal year beginning July 1, 2002 to the named executive officers (among others), at exercise prices equal to 50% of the market price calculated in accordance with the relevant stock option plan at the date of grant in respect of services to be rendered by such executive officers during such period.

Item 13. Certain Relationships And Related Transactions

Reference is herewith made to Compensation Committee Interlock, regarding 2,000,000 restrictive shares issued to the Company's President during fiscal year ended June 30, 1999. For further information with respect to this transaction reference is herewith made to "Management - Employment Agreements", second paragraph. With respect to such transaction the Company's Board determined same to be as fair to the Company as could have been made with unaffiliated parties and such transaction was unanimously approved by its Board with the Company's President abstaining from voting.

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

During October of 1999 and in accordance with unanimous Board approval the Company issued an aggregate of 875,000 shares to certain of its officers and/or directors as consideration for services rendered as per Board resolution. Such shares were issued as follows:

          Name                  Position(s) Held                No of Shares
          ----                  ----------------                ------------
Ruedi G. Laupper    Chairman of the Board of Directors,             275,000 a
                    President and Chief Executive Officer

Josef Laupper       Secretary, Treasurer and Director               150,000 a

Michael Laupper     Chief Financial Officer                         150,000 a

Ueli Laupper        Vice President and Director                     250,000 b

Dr. Erwin Zimmerli  Director and Member of the Independent
                    Audit Committee                                  50,000 a

         a        These shares have since been cancelled.
         b.       Ueli Laupper was issued an additional 675,000 in October 2002.

During January 2000 and July 2001 the follow officers and/or directors exercised options and were issued shares as follows:

     Name                    January 2000             July 2001
     ----                    ------------             ---------
Ruedi G. Laupper               25,000                        0

Josef Laupper                  25,000                  100,000

Michael Laupper                     0                        0

Ueli Laupper                   25,000                        0

Erwin Zimmerli                      0                   30,000
                           -----------                --------
Totals                         75,000                  130,000


                                     Part IV


Item 14. Exhibits, Financial Schedules and Reports on Form 8-K


a. Reference is herewith made to the consolidated financial statements and notes thereto included in this Form 10-K.


b.       99.1 Certification of CEO
         99.2 Certification of CFO


c. During the last quarter of the Company's fiscal year ended June 30, 2002, the following Forms 8-K were filed. None, however, subsequent to June 30, 2002, the Company filed: (i) on August 15, 2002, a Form 8-K with date of report of August 14, 2002; and (ii) on September 26, 2002, a Form 8-K with date of report of September 24, 2002.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    SWISSRAY INTERNATIONAL, INC.




                                               By:  /Ruedi G. Laupper/
                                                    --------------------
                                            Name:    Ruedi G. Laupper
                                            Title:   Chairman of the
                                                     Board of the Directors,
                                                     President and Principal
                                                     Executive Officer
Dated:   November 19, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Signature               Title                              Date

/Ruedi G. Laupper/       Chairman of the
---------------------    Board of Directors, President and     November 19, 2002
 Ruedi G. Laupper        Chief Executive Officer

/Josef Laupper/          Secretary, Treasurer and Director     November 19, 2002
---------------------
 Josef Laupper

/Michael Laupper/        Chief Financial Officer               November 19, 2002
---------------------
 Michael Laupper

/Ueli Laupper/           Vice President and Director           November 19, 2002
---------------------
 Ueli Laupper

/Dr. Erwin Zimmerli/     Director                              November 19, 2002
---------------------
 Dr. Erwin Zimmerli

/Dr. Sc. Dov Maor/       Director                              November 19, 2002
---------------------
 Dr. Sc. Dov Maor



                            Supplemental Information

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

Not Applicable.

                                 CERTIFICATIONS


Certifications pursuant to Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002:


         I, Ruedi G. Laupper, Chief Executive Officer of Swissray International, Inc. (the Company") certify that:


         1. I have reviewed this annual report on Form 10-K of the Company;


         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; an


         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report.

                                                  /s/ Ruedi G. Laupper

                                                  ------------------------------
                                                  Swissray International, Inc.
                                                  Chief Executive Officer
                                                  November 19, 2002

I, Michael Laupper, Chief Financial Officer of Swissray International, Inc. (the "Company") certify that:


1.       I have reviewed this annual report on Form 10-K of the Company;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report.

                                                  /s/ Michael Laupper

                                                  ------------------------------
                                                  Swissray International, Inc.
                                                  Chief Financial Officer
                                                  November 19, 2002