Form 10-Q
period 2002-09-30
SWISSRAY INTERNATIONAL INC
filed 2002-11-19
CIK 1002137

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2002

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from
                ____________________to_________________________

                         Commission file number 0-26972

                          Swissray International, Inc.
             (Exact name of registrant as specified in its charter)

                Delaware                                 16-0950197
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                 Identification Number)

100 Grasslands Road, Elmsford, New York                      10523
(Address of principal executive offices)                  (Zip Code)

   New York (914) 345-3700                 Switzerland  011 41 41 914 12 00
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

The number of shares outstanding of each of the registrant's classes of common stock, as of November 9, 2001 is 40,910,857 shares, all of one class of $.01 par value common stock.

                                TABLE OF CONTENTS

                                     PART I

Item 1.   Financial Statements                                           F1-F6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       3-5

Item 3.   Controls and Procedures                                          6

                                     PART II

Item 1.   Legal Proceedings                                                6

Item 2.   Changes in Securities and Use of Proceeds                        7

Item 3.   Defaults Upon Senior Securities                                  7

Item 4.   Submission of Matters to a Vote of Security Holders              7

Item 5.   Other Information                                                7

Item 6.   Exhibits and Reports on Form 8-K                                 7

Signatures                                                                 8

                           SWISSRAY INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEET


                                     ASSETS
                                                  September 30,       June 30,
                                                       2002            2002
                                                  -------------     ------------
CURRENT ASSETS
Cash and cash equivalents                         $   176,006        $3,158,861
Accounts receivable, net of allowance for
doubtful accounts of $ 152,915 and $ 151,887          490,078         2,575,372
Inventories                                         4,301,782         4,354,516
Prepaid expenses and sundry receivables               742,176           743,859
                                                  -------------   --------------
Total Current Assets                                5,710,042        10,832,608
                                                  -------------   --------------
PROPERTY AND EQUIPMENT, at cost,                    6,021,539         6,177,068
                                                  -------------   --------------
OTHER ASSETS
Licensing agreement                                 1,489,972         1,614,136
Patents and trademarks                                110,896           118,445
Software develompent costs                            566,201           638,991
Security deposits                                      53,415            53,300
                                                 -------------    --------------
                                                    2,220,484         2,424,872
                                                 -------------    --------------
Total Assets                                     $ 13,952,065     $  19,434,548
                                                 =============    ==============



                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Current maturities of long-term debt             $       -        $      10,511
Notes payable - banks                               5,470,785         8,630,637
Notes payable - short-term                            750,000              -
Loan payable                                          135,426           134,260
Accounts payable                                    7,742,872         7,610,211
Accrued expenses                                    2,062,763         1,768,977
Customer deposits                                   2,634,387         2,437,160
                                                 -------------    --------------
TOTAL CURRENT LIABILITIES                          18,796,233        20,591,756
                                                 ------------     --------------
LONG-TERM DEBT, less current maturities                22,197            22,197
                                                 ------------     --------------
COMMON STOCK SUBJECT TO PUT                           319,985           319,985
                                                 ------------     --------------
STOCKHOLDERS' DEFICIT
Convertible Preferred Shares - Series B                  -            3,791,100
Convertible Preferred Shares - Serie C             32,000,000              -
Common stock                                          409,109           909,549
Additional paid-in capital                         87,238,868       114,941,328
Treasury Stock                                     (2,040,000)       (2,040,000)
Accumulated deficit                              (120,039,445)     (116,616,243)
Accumulated other comprehensive loss               (2,434,897)       (2,165,139)
Common stock subject to put                          (319,985)         (319,985)
                                                 -------------    --------------
TOTAL STOCKHOLDERS' DEFICIT                        (5,186,350)       (1,499,390)
                                                 -------------    --------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT      $ 13,952,065     $  19,434,548
                                                 =============    ==============

    The accompanying notes are an integral part of these financial statements

                                       F 1

                           SWISSRAY INTERNATIONAL INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                               Three Months Ended
                                                  September 30,
                                       --------------------------------------
                                            2002                    2001
                                       ------------           -------------
NET SALES                               $ 824,001              $ 4,168,325
COST OF SALES                           1,665,332                2,977,315
                                       ------------           -------------
GROSS PROFIT                             (841,331)               1,191,010
                                       ------------           -------------
OPERATING EXPENSES
Officers and directors compensation       160,901                  148,351
Salaries                                  801,821                  917,728
Selling                                   288,357                  687,986
Research and development                  468,236                  549,191
General and administrative                194,317                  220,944
Other operating expenses                  154,901                   90,741
Bad debts                                    -                          54
Depreciation and amortization             340,671                  317,285
                                       -----------             ------------
TOTAL OPERATING EXPENSES                2,409,204                2,932,280
                                       -----------             ------------
LOSS BEFORE OTHER INCOME (EXPENSES)    (3,250,535)              (1,741,270)
                                       -----------             ------------

Other income (expenses)                   (69,148)                 284,134
Interest expense                         (103,519)                (205,128)
                                       -----------              -----------
OTHER INCOME (EXPENSES)                  (172,667)                  79,006
                                       -----------              -----------
NET LOSS                             $ (3,423,202)           $  (1,662,264)
                                       ===========              ===========
NET LOSS PER COMMON SHARE            $     (0.06)            $       (0.02)
                                       ===========              ===========
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                     58,047,867               84,532,134
                                       ===========              ===========

The accompanying notes are an integral part of these financial statements


                                      F 2

                          SWISSRAY INTERNATIONAL INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (Unaudited)


                                                   Three Months Ended
                                                     September 30,
                                              ----------------------------------
                                                  2002                2001
                                              -----------        ---------------
NET LOSS                                    $ (3,423,302)        $  (1,662,264)
Other comprehensive income (loss),
 net of tax
    Foreign translation adjustment              (269,758)             (855,576)
                                              -----------        ---------------
Comprehensive loss                          $ (3,693,060)        $  (2,517,840)
                                              ===========        ===============









   The accompanying notes are an integral part of these financial statements


                                       F 3

                           SWISSRAY INTERNATIONAL INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       3 Month Ended
                                                        September 30,
                                                 ----------------------------
                                                      2002          2001
CASH FLOWS FROM OPERATING ACTIVITES              ------------- --------------

Net loss                                          $(3,423,202)  $(1,662,264)
Adjustment to reconcile net loss to net
  cash used by operating activities
  Depreciation and amortization                       354,346       433,031
  Provision for bad debts                               1,028        11,062
    Amortization of deferred compensation                -            5,751

  (Increase) decrease in operating assets:
  Accounts receivable                               2,084,266      (178,496)
  Inventories                                          52,734      (520,939)
  Prepaid expenses and sundry receivables               1,683      (205,463)
  Increase (decrease) in operating liabilities:
  Accounts payable                                    132,661       741,758
  Accrued expenses                                    293,786       921,191
  Customers deposits                                  197,227       (48,493)
                                                 ------------- --------------
NET CASH USED BY OPERATING ACTIVITIES                (305,471)     (502,862)
                                                 ------------- --------------
CASH FLOW FROM INVESTING ACTIVITIES
  Acquisition of property and equipment                 5,686       (80,384)
  Other intangibles                                      -         (117,950)
  Security deposits                                      (115)      (13,004)
                                                 ------------- --------------
NET CASH USED BY INVESTING ACTIVITIES                   5,571      (211,338)
                                                 ------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short-term borrowings              (3,159,852)      979,025
  Principal payment of short-term borrowings          740,655       (44,777)
  Loan receivable affiliates                             -          (30,756)
  Issuance of stock options for cash                    6,000        57,313
                                                 ------------- --------------
CASH PROVIDED BY FINANCING ACTIVITIES              (2,413,197)      960,805
                                                 ------------- --------------
EFFECT OF EXCHANGE RATE ON CASH                      (269,758)     (855,576)
                                                 ------------- --------------
NET INCREASE (DECREASE) IN CASH                    (2,982,855)     (608,971)
CASH AND CASH EQUIVALENT - beginning of year        3,158,861     1,588,490
                                                 ------------- --------------
CASH AND CASH EQUIVALENTS - end of year           $   176,006   $   979,519
                                                 ============= ==============


    The accompanying notes are an integral part of these financial statements

                                       F 4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2001

         (1)The accompanying financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's annual report on Form 10-K for the fiscal year ended June 30, 2002.

         (2)In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only a normal and recurring nature, necessary to present fairly the financial position of the Registrant as of September 30, 2002 and the results of operations and cash flows for the interim period presented. Operating results for the three months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year ending June 30, 2003.

         (3)INVENTORIES

                  Inventories are summarized by major classification as follows:

                                               September 30,      June 30,
                                               ---------------------------
                                                   2002             2002
                                                ----------       ----------

Raw materials, parts and supplies               $3,451,808       $3,643,866
Work in process                                    599,377          394,479
Finished goods                                     250,597          316,171
                                                ----------       ----------
                                                $4,301,782       $4,354,516
                                                ==========       ==========

Inventories are stated at lower of cost or market, with cost being determined on the first-in, first-out (FIFO) method. Inventory cost includes material, labor, and overhead.

         (4) SUBSEQUENT EVENT

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

                                      F 5

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



                                       F 6

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

General

The Company has undertaken significant effort to attract liquidity to deliver its backlog, which has grown as of date of filling to approximately USD 10,1 Mio. However, due to the lack of sufficient liquidity the Company has been unable to deliver most of its backlog. Results of Operation has been strongly impacted by this deficiency and are therefore not reflecting the market potential and market position of the company accurately.

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2002 COMPARED TO THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2001

RESULTS OF OPERATIONS

         Net sales amounted to $824,001 for the three-month period ended September 30, 2002, compared to $4,168,325 for the three-month period ended September 30, 2002. Sales of ddR-Systems decreased by 91.3% or $3,304,908, Service revenue decreased by 2.8% or $10,120, sale of Information Solution decreased by 39.5% or $15,560 and conventional x-ray decreased by 27.7% or $18,488 whereas conventional OEM-Business increasing by 6.2% or $4,752.
The total decrease of 80.2% or 3,344,324 is due to the company's inability to finance its backlog.

         Gross profit amounted to $(841,331)or (102.1)% of net sales or the three-month period ended September 30, 2002, compared to $1,191,010 or 28.6% of net sales for the three-month period ended September 30, 2001.

         Operating expenses were $2,409,204, or 292.4% of net revenues, for the three-month period ended September 30, 2002, compared to $2,932,280, or 70.35% of net revenues for the three-month period ended September 30, 2001. The principal items were salaries (net of officers and directors compensation) of $801,821 or 97.3% of net sales for the three-month period ended September 30, 2002 compared to $917,728 or 22.0% of net sales for the three-month period ended September 30, 2001 and selling expenses of $288,357 or 35% of net sales for the three-month period ended September 30, 2002 compared to $687,986 or 16.5% of net sales for the three-month period ended September 30, 2001. Research and development expenses were $468,236 or 56.8% of net sales for the three-month period ended September 30, 2002 compared to $549,191 or 13.2% of net sales for the three-month period ended September 30, 2001. The overall savings in operating expenses of $523,076 or 17.8% is due to the companies effort to the careful adjustment of its resources without limiting its growth potential after its planned recapitalization.

         Interest expense decreased to $103,519 for the three months ended September 30, 2002 compared to $205,128 for the three months ended September 30, 2001. This decrease is primarily due to the decrease of interest expense for accrual of penalty interest on periodic payments required by terms of financing agreements.

FINANCIAL CONDITION

September 30, 2002 compared to June 30, 2002

         Total assets of the Company on September 30, 2002 decreased by $5,482,483 to $13,952,065 from $19,434,548 on June 30, 2002, primarily due to the decrease of current assets. Current assets decreased by $5,122,566 to $5,710,042 on September 30, 2002 from $10,832,608 on June 30, 2002. The decrease in current assets is attributable to the decrease in cash of $ 2,982,855 and the decrease of accounts receivable of $2,085,294, the decrease of inventories of $52,734 and the decrease of prepaid expenses and sundry receivables of $1,683. Other assets decreased $204,388 to $2,220,484 on September 30, 2002 from $2,424,872 on June 30, 2002. The decrease is primarily attributable to the amortization of the licensing agreement, patents & trademark and software development cost.

         On September 30, 2002, the Company had total liabilities of $19,138,415 compared to $20,933,938 on June 30, 2002. On September 30, 2002, current liabilities were $18,796,233 compared to $20,591,756 on June 30, 2002. Working capital at September 30, 2002 was $(13,086,911) compared to $(9,759,148) at June 30, 2002.

CASH FLOW AND CAPITAL EXPENDITURES THREE MONTH PERIOD ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTH PERIOD ENDED SEPTEMBER 30, 2001.

         Cash used for operating activities for the three months ended September 30, 2002 was $305,471 compared to $502,862 for the three months ended September 30, 2001. Cash inflow from investing activities was $ 5,571 for the three months ended September 30, 2002 compared to cash used of $211,338 for the three months ended September 30, 2001. Cash used from financing activities for the three months ended September 30, 2002 was $ 2,413,197 compared to cash provided of $960,805 for three months ended September 30, 2001.

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

         Reference is herewith made to the Company's Form 10-K for fiscal year ended June 30, 2002 and in particular to the Management's Discussion and Analysis section thereof which summarizes most recent financing activities.

                  Reference is further made to the Company's current report on Form 8-K filed November 12, 3003. As stated therein, the Company and its major shareholders have entered an advanced stage of negotiation for the acquisition by a U.S.-based private equity firm of a majority of the capital stock of the Company, pursuant to discussions begun under a non-binding letter of intent executed in October. The Company believes that the transaction may be completed as soon as the end of November and, if completed, would provide a substantial infusion of capital, sufficient to permit the Company to fund its day-to-day operations for the near future.

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

         The Company borrowed $750,000 from one of its stockholders, Kew Court LLC, during the quarter ended September 30, 2002 and has not engaged in any other financing activities during the quarter ended September 30, 2002.

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

Item 3.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for us. Such officers have concluded (based upon their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officers also have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings

A. DISPUTE WITH J. DOUGLAS MAXWELL. On or about July 1, 1999 an action was commenced in the Supreme Court, State of New York, County of New York (Index No.113099/99) entitled J. Douglas Maxwell ("Maxwell") against Swissray International, Inc. ("Swissray"), whereby Maxwell is seeking judgment in the sum of $380,000 based upon his interpretation of various terms and conditions contained in an Exchange Agreement between the parties dated July 22, 1996 and a subsequent Mutual Release and Settlement Agreement between the parties dated June 1, 1998. Swissray has denied the material allegations of Maxwell's complaint and has asserted three affirmative defenses and two separate counterclaims seeking (amongst other matters) dismissal of the complaint and recision of the settlement agreement. An order was made on July 24, 2000 granting to Maxwell partial summary judgement on portion of his claim for approximately $320,000 plus interest. Maxwell's application for judgement on the balance of his claim and has been dismissed.

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

         Not applicable

Item 5. OTHER INFORMATION

         Not applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

        99.1 Certification of CEO
        99.2 Certification of CFO

   (b) 8-K with date of report of August 14, 2002 filed September 15, 2002 8-K with date of report of September 24, 2002 filed September 26, 2002

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SWISSRAY INTERNATIONAL, INC.

                                By:\S\Ruedi G. Laupper
                                      ----------------
                                      Ruedi G. Laupper, Chairman of the
                                      Board of Directors, President and
                                      Chief Executive Officer

Date:  November 19, 2002

           CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of Swissray International, Inc. on Form 10-Q for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Ruedi G. Laupper, the Chief Executive Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

         1. I have reviewed this quarterly report on Form 10-Q of Swissray International Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order; to make the statements made, in light of the circumstances under which such statements were made not, not misleading;

         3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining internal controls and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's internal controls and procedures as of a date within 90 days prior to this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of our internal controls based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 19, 2002                        /s/ Ruedi G. Laupper
                                                   ----------------
                                             Name: Ruedi G. Laupper
                                             Title: Chief Executive Officer

           CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of Swissray International, Inc. on Form 10-Q for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Michael Laupper, the Chief Financial Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

         1. I have reviewed this quarterly report on Form 10-Q of Swissray International, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order; to make the statements made, in light of the circumstances under which such statements were made, not misleading;

         3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining internal controls and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's internal controls and procedures as of a date within 90 days prior to this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of our internal controls based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 9, 2002                      /s/  Michael Laupper
                                                 ---------------
                                            Name:  Michael Laupper
                                            Title: Chief Financial Officer